Form 10QSB
period 1996-03-31
FUTURE MEDICAL TECHNOLOGIES INTERNATIONAL INC
filed 1996-05-24
CIK 856569

                  SECURITIES AND EXCHANGE COMMISSION
                        WASHINGTON, D.C. 20549
                              FORM 10-QSB
(Mark One)

 X  QUARTERLY  REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE
SECURITIES
    EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED MARCH 31,
1996.

___ TRANSITION  REPORT  PURSUANT  TO  SECTION  13  OR  15(d)  OF   THE
    SECURITIES EXCHANGE ACT OF 1934 FOR THE TRANSITION PERIOD FROM _________ TO ________.

Commission file number   33-43537

            FUTURE MEDICAL TECHNOLOGIES INTERNATIONAL, INC.
              (Name of small business issuer in its charter)

              Nevada                            56-1668867

(State of other jurisdiction of               (I.R.S. Employer
incorporation or organization)                 Identification No.)

One Glenhardie Corporate Center, 1275 Drummers Lane, Suite 201, Wayne,
Pennsylvania                                            19087
(address of principal executive offices)              (Zip Code)

Issuer's telephone number: 610-975-9533

Check whether the issuer (1) filed all reports required to be filed by
Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No

State the number of shares outstanding of each of the issuer's classes of common equity, as of April 16, 1996.

Common Stock, Par Value  $.001                               10,874,745
(Class)                                                      Outstanding

Transitional Small Business Disclosure Format (check one): Yes    No X

FORM 10-QSB


           FUTURE MEDICAL TECHNOLOGIES INTERNATIONAL, INC.




                                INDEX

                                                                Page
PART I.   Financial Information

Item 1.   Consolidated Financial Statements

          Balance Sheet - March 31, 1996 (Unaudited)           2 & 3

          Statements of Operations (Unaudited) - Three
          Months Ended March 31, 1996 and 1995                   4

          Statements of Cash Flows (Unaudited) - Three
          Months Ended March 31, 1996 and 1995                   5

          Notes to Consolidated Financial Statements
          (Unaudited)                                          6 & 7

Item 2.   Management's Discussion and Analysis of
          Financial Condition and Results of
          Operations                                             8

PART II.  Other Information                                      9

Signature Page                                                  10


FORM 10-QSB         PART I - FINANCIAL INFORMATION

           FUTURE MEDICAL TECHNOLOGIES INTERNATIONAL, INC.
                            AND SUBSIDIARIES
                     CONSOLIDATED BALANCE SHEET
                             (Unaudited)

[CAPTION]

                                                     March 31, 1996
    Assets

Current Assets
Cash and cash equivalents                            $ 1,408,454
Accounts receivable, net of allowance
  for doubtful accounts of $69,573                       732,686
Other receivable                                          10,000
Inventories:
  Raw materials                                           77,749
  Work in process                                         21,282
  Finished goods                                          65,776
Prepaid expenses                                          17,630
Costs and estimated earnings in excess
  of related billings on uncompleted
  contracts                                (Note 1)    1,504,172

    Total Current Assets                               3,837,749

Property and Equipment
Equipment                                                514,779
Molds                                                    154,699
Furniture and fixtures                                    97,493
Demonstration model                                      158,325
                                                         925,296
Less accumulated depreciation                         (  290,923)

    Net Property and Equipment                           634,373

Other Assets
Computer software costs                                   50,977
Patents, net of accumulated
  amortization                                           117,007
Licensing agreement                                       64,552
Security deposit                                           7,772
Logo design                                                6,499
Other asset                                                2,774

    Total Other Assets                                   249,581

    Total Assets                                     $ 4,721,703

FORM 10-QSB

            FUTURE MEDICAL TECHNOLOGIES INTERNATIONAL, INC.
                            AND SUBSIDIARIES
                       CONSOLIDATED BALANCE SHEET
                              (Unaudited)



[CAPTION]

                                                     March 31, 1996
    Liabilities and Shareholders' Equity

Current Liabilities
Accounts payable                                     $   278,574
Billings in excess of related costs and
  estimated earnings on uncompleted
  contracts                                 (Note 1)   2,970,308
Accrued salaries                                          41,580
Accrued expenses                                           3,738

    Total Liabilities                                  3,294,200


Shareholders' Equity
Common stock, $.001 par value per
  share, authorized 25,000,000 shares,
  issued and outstanding 10,875,034
  shares                                                  10,875
Additional paid-in capital                             7,268,527
Unearned compensation                                 (   57,575)
Deficit                                               (5,794,324)

    Total Shareholders' Equity                         1,427,503


    Total Liabilities and
      Shareholders' Equity                           $ 4,721,703



FORM 10-QSB


            FUTURE MEDICAL TECHNOLOGIES INTERNATIONAL, INC.
                            AND SUBSIDIARIES
                 CONSOLIDATED STATEMENTS OF OPERATIONS
                              (Unaudited)



                                                  For Three Months
                                                   Ended March 31,
                                                   1996        1995
Revenue                      (Note 1)        $ 1,771,633  $   246,746

Cost and Expenses
Cost of revenue                                1,018,369      107,534
Selling, general and
 administrative                                  576,857      240,170
Research and development                         121,785

Total Cost and Expenses                        1,717,011      347,704


Income (Loss) From Operations                     54,622   (  100,958)


Other Income (Expense)
Interest and
  miscellaneous income                            72,929        7,742
Miscellaneous expense                         (   12,491)

Total Other Income (Expense)                      60,438        7,742


Net Income (Loss)                            $   115,060  $(   93,216)


Net Income (Loss) Per Share                  $       .01  $(      .02)


Weighted Average Number of Shares
  Outstanding                                 10,856,081    4,517,565

FORM 10-QSB


             FUTURE MEDICAL TECHNOLOGIES INTERNATIONAL, INC.
                            AND SUBSIDIARIES
                  CONSOLIDATED STATEMENTS OF CASH FLOWS
                              (Unaudited)

                                               Three Months Ended
                                                   March 31,
                                                1996        1995
Cash Flows From Operating Activities
Net income (loss)                          $   115,060   $(   93,216)

Adjustments to Reconcile Net Income
  (Loss) to Net Cash Provided By
  Operating Activities
Amortization and depreciation                   25,236        12,372

Changes In Operating Assets
  and Liabilities
Increase in accounts receivable             (  571,454)   (   55,265)
Increase in inventories                     (   44,537)   (   24,299)
Decrease (increase) in prepaid expenses         23,293    (   15,464)
Increase in costs and estimated earnings
  in excess of related billings on
  uncompleted contracts                     (1,504,172)
Decrease in patent and other assets         (    8,314)
Increase in accounts payable and
  accrued expenses                              89,776        19,194
Increase in dividends payable                                260,000
Increase in billings in excess of related
  costs and estimated earnings on
  uncompleted contracts                      2,970,308       168,859

Net Cash Provided By Operating
  Activities                                 1,095,196       272,181

Cash Flows Used In Investing Activities
Purchase of property and equipment          (  111,822)   (  264,826)

Cash Flows From Financing Activities
Decrease in loans from officer                              ( 10,008)
Reduction in notes payable                                  (  4,985)
Proceeds from issuance of
  common stock                                 119,245     1,150,000

Net Cash Provided By Financing Activities      119,245     1,135,007

Net Increase In Cash                         1,102,619     1,142,362

Beginning Cash                                 305,835        18,373

Ending Cash                                $ 1,408,454  $  1,160,735

FORM 10-QSB

      FUTURE MEDICAL TECHNOLOGIES INTERNATIONAL, INC. AND SUBSIDIARY
               NOTES TO CONSOLIDATED FINANCIAL STATEMENTS



1.  Summary of Significant Accounting Policies

    Nature of Organization

    Future Medical Technologies, Inc. ("FMT") was incorporated under the laws of the State of New Jersey on September 28, 1989.

    On January 26, 1990, West End Ventures, Inc. ("West End"), acquired 100% of the stock of FMT. West End is a company that was organized under the laws of the State of Nevada on August 1, 1989. West End completed a blind pool public offering of common stock on January 15, 1990. The Company's intent upon completion of the offering was to seek potential businesses with which to merge or acquire. Pursuant to the acquisition agreement, West End amended its Certificate of Incorporation to change its name to Future Medical Technologies International, Inc. ("FMTI" or the "Company"), the subsidiary (FMT) retained its name. West End's officers and directors resigned in favor of the current officers and directors of FMT.

    On February 22, 1995, the Company effected a five for seven reverse stock split and completed the acquisition of 100% of the stock of Covalent Research Alliance Corporation, ("CRA") a Pennsylvania corporation, in exchange for 7,200,000 shares of post split common stock of FMTI. CRA is a total research management organization whose strength is in the design and management of clinical trials in the drug and device development process and with associated cost containment and quality of care components. CRA specializes in cost effectiveness and outcomes studies within major customer groups such as managed care organizations, insurers and employers. CRA has been able to successfully deliver customized high quality solutions to its Fortune 500 and other clients.
    Principles of Consolidation

    The accompanying consolidated financial statements include the accounts of the Company and all of its wholly owned subsidiaries. Intercompany transactions and balances have been eliminated in consolidation.

    Cash Equivalents

    For the purposes of the statement of cash flows, cash equivalents include investments with maturities of three months or less.

    Inventories

    Inventories are recorded at the lower of cost, determined using the first-in/first-out method, or market.

    FUTURE MEDICAL TECHNOLOGIES INTERNATIONAL, INC. AND SUBSIDIARY
         NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)


  Equipment, Furniture and Fixtures

    The Company records equipment, furniture and fixtures at cost. Depreciation is provided using straight line and accelerated methods over the useful lives of the assets, which range from two to seven years.

    Revenue Recognition

    The Company recognizes revenue using the accrual method of accounting whereby it records revenue at the time a sale has been made and the product shipped or services performed. In addition, long term contract revenues are recognized under the percentage-of-completion method based on the ratio of costs incurred to date on the contract to total estimated contract costs after providing for all known or anticipated losses. Costs include direct and subcontract labor and applicable overhead expenses. Cost estimates are reviewed periodically as the work progresses and adjustments to revenue are reflected in the period in which revisions to such estimates are deemed appropriate. All anticipated losses are recognized immediately. Costs and estimated earnings in excess of billings on uncompleted contracts, as reflected in the balance sheet, comprise amounts of revenue recognized on contracts for which billings have not been rendered. Billings in excess of cost and estimated earnings on uncompleted contracts comprise amounts of billings recognized on contracts for which costs have not been incurred.

    Basis of Presentation

    The financial statements for the three months ended March 31, 1996 have been prepared without audit and, in the opinion of management, reflect all adjustments necessary (consisting only of normal recurring adjustments) to present fairly the Company's financial position at March 31, 1996 and the results of its operations and its cash flows for the interim and cumulative periods presented. Such financial statements do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. For further information, refer to the financial statements and footnotes thereto included in the Company's annual report on Form 10-KSB for the year ended December 31, 1995.

    Operating results for the three months ended March 31, 1996 are not necessarily indicative of the results for the year ending December 31, 1996.

2.  Common Stock

    Shares of common stock issued for consulting services have been valued at various prices depending on the date of issuance. Consultants have been issued shares approximately equivalent to the fair value of the services received in exchange.

    On February 22, 1995 in accordance with the acquisition agreement with CRA, a 5 for 7 reverse split occurred.

3.  Proforma Information

    On February 22, 1995, FMTI completed the acquisition of 100% of the stock of CRA. Below is proforma information for the three months ended March 31, 1995:

         Revenue                                     $ 1,741,992
         Net Loss                                    $(  228,376)
         Net Loss Per Share                          $(      .03)

ITEM  2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
CONDITION
AND RESULTS OF OPERATIONS

Three Month Period Ended March 31, 1996 Compared To The Three Month Period Ended March 31, 1995.

During the three month period ended March 31, 1996, revenues were $1,771,633 compared to revenues of $245,746 for the three months ended March 31, 1995. Revenues to date have been derived primarily from CRA contracted clinical research. The increase in revenues is a result of significant new contracts obtained by CRA.

The cost of revenue during the three month period ended March 31, 1996 was $1,018,369 compared to $107,534 for the three month period ended March 1995. The increase of cost was due to the increase of producing such revenue primarily from CRA.

All other costs incurred during the three month period ended March 31, 1996, including selling, general and administrative expenses and research and development, were $698,642. By comparison, those same costs incurred during the three month period ended March 31, 1995 were $240,120. The increase in operating expenses is primarily a result of CRA increased activity and ongoing research and development of voice recognition software.

The net income realized by the Company during the three month period ended March 31, 1996 was $115,060. The net loss realized in the three months period ended March 31, 1995 was $93,216. The increase in income was due to the above factors.

LIQUIDITY AND CAPITAL RESOURCES

The Company's cash balance at March 31, 1996 was $1,408,454 compared to $1,160,735 at March 31, 1995. The Company has financed its operations primarily through sales of its stock and experienced net income for the quarter ended March 31, 1996.

Accounts receivable increased to $732,686 at March 31, 1996 compared to $98,394 at March 31, 1995. The increase is attributable to several significant new contracts obtained by CRA in 1996.

The Company purchased $288,910 in fixed assets, primarily equipment, from March 31, 1995 to 1996, mainly to support increased CRA activity.

Working capital remained relatively constant from March 31, 1995, at $513,457, to March 31, 1996, at $543,549. At March 31, 1996 current liabilities included approximately $2,970,308 of contract billings which had been received by the Company. These contracts billings relate to long term contracts which are being recognized under the percentage of completion method and will be recorded as contract revenue as work progresses on the individual contracts. Therefore, the Company believes that it has a strong position at this time. The Company is currently exploring several alternatives to raise additional capital, if necessary, for NASDAQ qualification.

   FUTURE MEDICAL TECHNOLOGIES INTERNATIONAL, INC. AND SUBSIDIARIES



PART II.    OTHER INFORMATION

            ITEM 1.   Legal Proceeding:

                      None.

            ITEM 2.   Changes in Securities:

                      None.

            ITEM 3.   Defaults Upon Senior Securities:

                      None.

            ITEM 4.   Submission of Matters to a Vote of Security
                      Holders:

                      None.

            ITEM 5.   Other Information:

                      None

            ITEM 6.   Exhibits and Reports on Form 8-K:

                      None

                              SIGNATURES




    In accordance with the requirements of the Exchange Act, the Registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.



                                      FUTURE MEDICAL TECHNOLOGIES
                                      INTERNATIONAL, INC.




Dated:  May 9, 1996                By: /s/Bruce LaMont
                                       ----------------------------
                                          Bruce LaMont, President
                                          and Chief Financial Officer