Form 10QSB/A
period 1996-03-31
FUTURE MEDICAL TECHNOLOGIES INTERNATIONAL INC
filed 1996-06-27
CIK 856569

                  SECURITIES AND EXCHANGE COMMISSION
                        WASHINGTON, D.C. 20549
                              FORM 10-QSB/A
(Mark One)

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

FORM 10-QSB/A


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


FORM 10-QSB/A         PART I - FINANCIAL INFORMATION

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

FORM 10-QSB/A

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



FORM 10-QSB/A


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

FORM 10-QSB/A


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

FORM 10-QSB/A

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