Form 10QSB
period 1996-06-30
FUTURE MEDICAL TECHNOLOGIES INTERNATIONAL INC
filed 1996-07-25
CIK 856569

                  SECURITIES AND EXCHANGE COMMISSION
                        WASHINGTON, D.C. 20549
                              FORM 10-QSB

(Mark One)

 X QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED JUNE 30, 1996.

___ TRANSITION  REPORT  PURSUANT  TO  SECTION  13  OR  15(d)  OF   THE
    SECURITIES EXCHANGE ACT OF 1934 FOR THE TRANSITION PERIOD FROM _________ TO ________.

Commission file number   33-43537

            FUTURE MEDICAL TECHNOLOGIES INTERNATIONAL, INC.
      (Name of small business issuer as specified in its charter)


              Nevada                            56-1668867

(State of other jurisdiction of     (I.R.S. Employer Identification No.)
  incorporation or organization)


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

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: July 16, 1996

Common Stock, Par Value  $.001                              11,542,401
(Class)                                                     Outstanding

Transitional Small Business Disclosure Format (check one): Yes    No X

FORM 10-QSB


           FUTURE MEDICAL TECHNOLOGIES INTERNATIONAL, INC.




                                INDEX




                                                                Page

PART I.   Financial Information

     Item 1.  Consolidated Financial Statements

          Balance Sheet - June 30, 1996 (Unaudited)            2 & 3

          Statements of Operations (Unaudited) - Six
          Months Ended June 30, 1996 and 1995                    4

          Statements of Cash Flows (Unaudited) - Six
          Months Ended June 30, 1996 and 1995                    5

          Notes to Consolidated Financial Statements
          (Unaudited)                                          6 - 8

     Item 2.  Management's Discussion and Analysis of
              Financial Condition and Results of
              Operations                                         9

PART II.  Other Information                                     10

Signature Page                                                  11

FORM 10-QSB         PART I - FINANCIAL INFORMATION


           FUTURE MEDICAL TECHNOLOGIES INTERNATIONAL, INC.
                            AND SUBSIDIARIES
                     CONSOLIDATED BALANCE SHEET
                             (Unaudited)


                                                     June 30, 1996
    Assets

Current Assets
Cash and cash equivalents                            $ 2,581,269
Accounts receivable, net of allowance
  for doubtful accounts of $62,573                       966,025
Other receivables                                         61,800
Inventories:
  Raw materials                                          115,062
  Work in process                                         21,282
  Finished goods                                         102,784
Prepaid expenses                                          23,379
Costs and estimated earnings in excess
  of related billings on uncompleted
  contracts                             (Note 1)       3,501,310

    Total Current Assets                               7,372,911

Property and Equipment
Equipment                                                891,353
Molds                                                    154,699
Furniture and fixtures                                   102,160
Demonstration model                                      158,326
                                                       1,306,538
Less accumulated depreciation                         (  357,978)

    Net Property and Equipment                           948,560

Other assets                            (Notes 3&4)      503,681


    Total Assets                                     $ 8,825,152

FORM 10-QSB

            FUTURE MEDICAL TECHNOLOGIES INTERNATIONAL, INC.
                            AND SUBSIDIARIES
                       CONSOLIDATED BALANCE SHEET
                              (Unaudited)



                                                    June 30, 1996
    Liabilities and Shareholders' Equity

Current Liabilities
Accounts payable and accrued expenses                $   466,388
Current portion of long term debt       (Notes 1&3)       19,014
Billings in excess of related costs and
  estimated earnings on uncompleted
  contracts                             (Note 1)       4,252,530

    Total Current Liabilities                          4,737,932

Long Term Debt (Less Current Portion)   (Notes 1&3)      577,658

    Total Liabilities                                  5,315,590


Shareholders' Equity
Common stock, $.001 par value per
  share, authorized 25,000,000 shares,
  issued and outstanding 11,542,215
  shares                                                  11,542
Additional paid-in capital                             9,046,106
Unearned compensation                                 (   57,575)
Deficit                                               (5,490,511)

    Total Shareholders' Equity                         3,509,562


    Total Liabilities and
      Shareholders' Equity                           $ 8,825,152

FORM 10-QSB


            FUTURE MEDICAL TECHNOLOGIES INTERNATIONAL, INC.
                            AND SUBSIDIARIES
                 CONSOLIDATED STATEMENTS OF OPERATIONS
                              (Unaudited)


                               Three Months              Six Months
                               Ended June 30,           Ended June 30,
                              1996       1995          1996        1995
Revenues                 $ 2,407,229 $   899,285  $ 4,178,862  $ 1,146,031

Cost and Expenses
Cost of revenue            1,284,506     377,531    2,302,875      485,065
Selling, general and
 administrative              678,515     645,343    1,255,372      885,513
Research and development     177,172                  298,957

Total Cost and Expenses    2,140,193   1,022,874    3,857,204    1,370,578

Income (Loss) From
  Operations                 267,036  (  123,589)     321,658   (  224,547)

Other Income (Expense)
Interest and
  miscellaneous income        59,404     184,584      132,333      192,326
Interest and
  miscellaneous expense   (   22,625)              (   35,116)

Total Other Income
  (Expense)                   36,779     184,584       97,217      192,326

Net Income (Loss)        $   303,815 $    60,995  $   418,875  $(   32,221)

Net Income (Loss)
  Per Share              $       .03 $       .01  $       .04  $(      .01)

Weighted Average Number
  of Shares Outstanding   11,021,568   9,894,125   10,942,490    7,220,696

/TABLE

FORM 10-QSB
             FUTURE MEDICAL TECHNOLOGIES INTERNATIONAL, INC.
                            AND SUBSIDIARIES
                  CONSOLIDATED STATEMENTS OF CASH FLOWS
                              (Unaudited)

                                                Six Months Ended
                                                    June 30,
                                                1996        1995
Cash Flows From Operating Activities
Net income (loss)                          $   418,875   $(   32,221)
Adjustments to Reconcile Net Income
  (Loss) to Net Cash Provided By
  Operating Activities
Amortization and depreciation                  103,189        61,202
Changes In Operating Assets
  and Liabilities
Increase in receivables                     (  856,593)   (  725,796)
Increase in inventories                     (   79,858)   (  109,587)
Decrease (increase) in prepaid expenses         17,544    (    7,505)
Increase in costs and estimated earnings
  in excess of related billings on
  uncompleted contracts                     (3,501,310)
Increase in other assets                                  (   16,667)
Increase in accounts payable and
  accrued expenses                             227,272        63,132
Increase in billings in excess of related
  costs and estimated earnings on
  uncompleted contracts                      4,252,530       315,032
Net Cash Provided By (Used In)
  Operating Activities                         581,649    (  452,410)
Cash Flows Used In Investing Activities
Purchase of property and equipment          (  200,375)   (  430,263)
Cash Flows From Financing Activities
Decrease in loans from officer                              ( 19,906)
Reduction of debt                           (    3,828)     (296,163)
Proceeds from issuances of
  common stock                               1,897,488     1,375,000
Net Cash Provided By Financing Activities    1,894,160     1,058,931
Net Increase In Cash and
  Cash Equivalents                           2,275,434       176,258
Beginning Cash and Cash Equivalents            305,835        18,373
Ending Cash and Cash Equivalents           $ 2,581,269  $    194,631

Supplemental Disclosure          (Note 5)
FORM 10-QSB
      FUTURE MEDICAL TECHNOLOGIES INTERNATIONAL, INC. AND SUBSIDIARY
               NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

    On April 1, 1996, FMT acquired substantially all of the assets of Cultech Diagnostics ("Cultech"), a Missouri corporation, for $600,000, payable in monthly installments through April, 2011. Cultech was incorporated on April 1, 1991 and is engaged in the manufacturing and sale of culture media products for the detection of select bacterial organisms.

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

    Property and Equipment

    The Company records property and equipment at cost. Depreciation is provided using a combination of straight line and accelerated methods over the useful lives of the assets, which range from two to seven years.

    Revenue Recognition

    The Company recognizes revenue using the accrual method of accounting whereby it records revenue at the time a sale has been made and the product shipped or services performed. In addition,
    long   term   contract   revenues   are   recognized   under   the
    percentage-of-completion method based on the ratio of costs incurred to date on the contract to total estimated contract costs
    after  providing  for  all  known or  anticipated  losses.   Costs
    include  direct  and  subcontract labor  and  applicable  overhead
    expenses.   Cost  estimates are reviewed periodically as the  work
    progresses and adjustments to revenue are reflected in the period in which revisions to such estimates are deemed appropriate. All
    anticipated   losses  are  recognized   immediately.   Costs   and
    estimated earnings in excess of billings on uncompleted contracts, as reflected in the balance sheet, comprise amounts of revenue recognized on contracts for which billings have not been rendered. Billings in excess of costs and estimated earnings on uncompleted contracts comprise amounts of billings recognized on contracts for which costs have not been incurred.

    Basis of Presentation

    The financial statements for the three months and six months ended
    June 30, 1996 have been  prepared  without  audit   and,  in  the
    opinion  of management, reflect all adjustments necessary

    (consisting only of normal recurring adjustments) to present fairly the Company's financial position at June 30, 1996 and the results of its operations and its cash flows for the interim and cumulative periods presented. Such financial statements do not include all of the information and footnotes required by generally accepted accounting principles for complete financial
    statements.   For further  information,  refer  to   the financial
    statements and footnotes thereto included in the Company's annual report on Form 10-KSB for the year ended December 31, 1995.

    Operating results for the three months and sixth months ended June 30, 1996 are not necessarily indicative of the results for the year ending December 31, 1996.

2.  Common Stock

    Shares of common stock issued for consulting services have been valued at various prices depending on the date of issuance. Consultants have been issued shares approximately equivalent to the fair value of the services received in exchange.

    On February 22, 1995 in accordance with the acquisition agreement with CRA, a 5 for 7 reverse split occurred.

3.  Other Assets

    Other assets consisted of the following at June 30, 1996:

          Goodwill                          $ 210,000
          Patents                             147,688
          Licensing agreement                  64,552
          Computer software                    50,977
          Customer list                        30,000
          Covenant not to compete              25,000
          Security deposits                     7,772
          Logo design                           8,123
          Project start-up costs                3,831
                                              547,943
          Accumulated amortization           ( 44,262)

                                            $ 503,681

    Goodwill, customer list and covenant not to compute are amortized on a straight-line basis over 15 years. Patents are being amortized on a straight-line basis over 17 years. Logo design and project start

    -up costs are amortized on a straight line basis over two and three years, respectively.

4.  Business Segment Information

    Information about the Company's operations in different businesses for the three months and six months ended June 30, 1996 is as follows:

                                   Media     Clinical    Consolidated
                                   Products   Research       Total
    Revenues

    Six months ended
      June 30, 1996              $ 242,711  $ 3,936,151    $ 4,178,862
    Three months ended
      June 30, 1996                178,230    2,228,999      2,407,229

    Net Income (Loss)

    Six months ended
      June 30, 1996              $(150,272) $   569,147    $   418,875
    Three months ended
      June 30, 1996               (109,925)     413,740        303,815

    The media products segment includes the operations of FMT and Cultech. Clinical research includes CRA and FMTI.

5.  Supplemental Disclosure of Noncash Investing Activity

    On April 1, 1996, the Company acquired substantially all of the assets of Cultech in a business combination accounted for as a purchase. The total cost of the acquisition was $600,000, payable in monthly installments of $5,908 through April, 2011. Assets acquired, including goodwill and other intangible assets, amounted to $600,000. Intangible assets are amortized over fifteen years using the straight-line method.

ITEM  2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
          CONDITION AND RESULTS OF OPERATIONS

Six and Three Month Periods Ended June 30, 1996 Compared To The Six and Three Month Periods Ended June 30, 1995.

During the six months ended June 30, 1996, revenues were $4,178,862 compared to revenues of $1,146,031 for the six months ended June 30, 1995. During the three months ended June 30, 1996, revenues were $2,407,229 compared to revenues of $899,285 for the three months ended June 30, 1995. Revenues to date have been derived primarily from CRA income derived from contracted clinical research. The increase in revenues is a result of increased CRA activity. Management anticipates several significant new contracts for clinical research in 1996.

The cost of revenue during the six months ended June 30, 1996 was $2,302,875 compared to $485,065 for the six months ended June 30, 1995. The cost of revenue during the three months ended June 30, 1996 was $1,284,506 compared to $377,531 for the three months ended June 30, 1995. The increase in costs was due to the increase of producing such revenue.

All other costs incurred during the six and three months ended June 30, 1996 including selling, general and administrative, and research and development expenses, were $1,554,329 and $855,687. By comparison, those same costs incurred during the six and three months ended June 30, 1995 were $885,513 and $645,343. The increase in operating expenses is a result of increased activity at CRA.

The net income realized by the Company during the six months ended June 30, 1996 was $418,875, consisting of net income of CRA of $569,147 and net loss of FMT and its subsidiary, Cultech, of $150,272. The net loss realized in the six months ended June 30, 1995 was $32,221. The net income realized by the Company during the three months ended June 30, 1996 was $303,815, consisting of net income of CRA of $413,740 and net loss of FMT and its subsidiary, Cultech, of $109,925. The net income realized in the three months ended June 30, 1995 was $60,995. The increase was due to the factors described above. See financial statement footnote 4.

LIQUIDITY AND CAPITAL RESOURCES

At June 30, 1996, the Company had working capital of $2,634,979 compared to a working capital deficiency at June 30, 1995 of $380,179. At June 30, 1996, the Company had total assets of $8,825,152 of which $7,372,911 were current assets. At June 30, 1996, the Company's total liabilities were $5,315,590, of which $4,737,932 were current liabilities, versus total liabilities of $806,384 at June 30, 1995, at which $761,362 were current liabilities. At June 30, 1996, a long-term liability, related to the acquisition of Cultech, in the amount of $577,658 existed compared to $45,022 at June 30, 1995.

Total stockholders' equity was $3,509,562 on June 30, 1996 compared to $1,159,074 on June 30, 1995. This increase of $2,343,488 was a result of the income for the period and financing activities.

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



                                      FUTURE MEDICAL TECHNOLOGIES
                                      INTERNATIONAL, INC.




Dated: July 23, 1996               By:/s/Bruce LaMont
                                      ------------------------
                                      Bruce LaMont, President
                                      and Chief Executive Officer