Form 10QSB
period 1996-09-30
COVALENT GROUP INC
filed 1996-11-07
CIK 856569

                     SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C. 20549
                                  FORM 10-QSB

(Mark One)

 X QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
   EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDING SEPTEMBER 30,
   1996.

   TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE TRANSITION PERIOD FROM _____________ TO
   _______________.

Commission File No.:  33-43537

                             COVALENT GROUP, INC.

        (Name of Small Business Issuer as Specified in its Charter)

              NEVADA                            56-1668867
  (State or other jurisdiction of       (I.R.S. Employer Identification No.)
   incorporation or organization)


       One Glenhardie Corporate Center, 1275 Drummers Lane, Suite 201,
                         Wayne, Pennsylvania 19087
                 (Address of principal executive offices)

Issuer's telephone number: 610-975-9533

                FUTURE MEDICAL TECHNOLOGIES INTERNATIONAL, INC.
                          (Former Name of Company)

Check whether the issuer (1) filed all reports required to be filed by
Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the
past 90 days.           X Yes          No

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practical date November 1, 1996:

Common Stock, Par Value $.001                        11,602,909
-----------------------------                        ----------
          (Class)                                    Outstanding

     Transitional Small Business Disclosure Format:  Yes    No XX

FORM 10-QSB


                          COVALENT GROUP, INC.



                                INDEX




                                                              Page(s)
PART I.   Financial Information

     Item 1.  Consolidated Financial Statements

          Balance Sheet - September 30, 1996 (Unaudited)       2 & 3

          Statements of Operations (Unaudited) - Nine
          Months Ended September 30, 1996 and 1995               4

          Statements of Cash Flows (Unaudited) - Nine
          Months Ended September 30, 1996 and 1995               5

          Notes to Consolidated Financial Statements
          (Unaudited)                                          6 - 7

     Item 2.  Management's Discussion and Analysis of
              Financial Condition and Results of
              Operations                                       8 - 11

PART II.  Other Information                                     12

Signature Page                                                  13

/TABLE

FORM 10-QSB         PART I - FINANCIAL INFORMATION


                         COVALENT GROUP, INC.
                     CONSOLIDATED BALANCE SHEET
                         SEPTEMBER 30, 1996
                             (Unaudited)



    ASSETS

CURRENT ASSETS
Cash and cash equivalents                            $ 2,007,502
Accounts receivable                                      515,369
Prepaid expenses                                          35,837
Due from related party                                    30,000
Note receivable                         (Notes 1 & 2)    250,000
Costs and estimated earnings in excess
  of related billings on uncompleted
  contracts                             (Note 1)       1,325,635
                                                       ---------
    TOTAL CURRENT ASSETS                               4,164,343
                                                       ---------
PROPERTY AND EQUIPMENT
Equipment                               (Note 1)         552,533
Furniture and fixtures                                    98,827
Demonstration model                                       43,267
                                                       ---------
                                                         694,627
Less accumulated depreciation                         (  186,349)
                                                       ---------
    NET PROPERTY AND EQUIPMENT                           508,278
                                                       ---------
Security deposits                                          6,538
Other asset                                                2,135
                                                       ---------

    TOTAL ASSETS                                     $ 4,681,294
                                                       =========




             See accompanying notes to financial statements.
FORM 10-QSB

                          COVALENT GROUP, INC.
                       CONSOLIDATED BALANCE SHEET
                           SEPTEMBER 30, 1996
                              (Unaudited)



    LIABILITIES AND SHAREHOLDERS' EQUITY

CURRENT LIABILITIES
Accounts payable and accrued expenses                $   601,779
Billings in excess of related costs and
  estimated earnings on uncompleted
  contracts                             (Note 1)         679,500
                                                       ---------
    TOTAL LIABILITIES                                  1,281,279
                                                       ---------

SHAREHOLDERS' EQUITY
Common stock, $.001 par value,
  authorized 25,000,000 shares,
  issued and outstanding 11,542,715
  shares                                                  11,543
Additional paid in capital                             9,059,126
Deficit                                               (5,670,654)
                                                       ---------

    TOTAL SHAREHOLDERS' EQUITY                         3,400,015
                                                       ---------

    TOTAL LIABILITIES AND
      SHAREHOLDERS' EQUITY                           $ 4,681,294
                                                       ---------







             See accompanying notes to financial statements.
FORM 10-QSB
                          COVALENT GROUP, INC.
                 CONSOLIDATED STATEMENTS OF OPERATIONS
                              (Unaudited)

                             THREE MONTHS ENDED        NINE MONTHS ENDED
                               SEPTEMBER 30,             SEPTEMBER 30,
                               1996       1995          1996        1995
                              ------     ------        ------      ------
REVENUES       (Note 1)   $ 2,686,690 $   365,540  $ 6,622,841  $ 1,511,571
                           ----------  ----------   ----------   ----------
COST AND EXPENSES
Cost of revenue             1,624,324     125,269    3,796,824      610,334
Selling, general and
 administrative               556,665     487,614    1,505,445    1,373,127
Research and development      291,123                  590,080
                           ----------  ----------   ----------   ----------
TOTAL COST AND EXPENSES     2,472,112     612,883    5,892,349    1,983,461
                           ----------  ----------   ----------   ----------

INCOME (LOSS) FROM
 OPERATIONS                   214,578  (  247,343)     730,492   (
471,890)
                           ----------  ----------   ----------   ----------

OTHER INCOME (EXPENSE)
Interest and
  miscellaneous income         30,632     105,898       64,732      298,224
Interest and
  miscellaneous expense    (    1,201)              (   2,197)
                           ----------  ----------   -----------   ---------
TOTAL OTHER INCOME
  (EXPENSE)                    29,431     105,898       62,535      298,224
                           ----------  ----------   ----------    ---------
INCOME (LOSS) FROM
 CONTINUING OPERATIONS       244,009  (  141,445)     793,027   (  173,666)

DISCONTINUED
 OPERATIONS    (Note 2)
Loss from operations of
  discontinued
  subsidiary    (Note 2)   (   36,201)              (  157,176)
Loss on disposal of
  subsidiary    (Note 2)   (  301,660)              (  301,660)
                           ----------   ---------   ----------    ---------
NET INCOME (LOSS)         $(   93,852)$(  141,445) $   334,191  $( 173,666)
                           ==========   =========   ==========    =========
NET INCOME (LOSS)
  PER SHARE               $(      .01)$(      .01) $       .03  $(     .02)
                           ==========  ==========   ==========    =========
WEIGHTED AVERAGE NUMBER
  OF SHARES OUTSTANDING    11,542,362  10,234,490   11,143,909    8,187,801
                           ==========  ==========   ==========    =========

               See accompanying notes to financial statements.
FORM 10-QSB

                           COVALENT GROUP, INC.
                   CONSOLIDATED STATEMENTS OF CASH FLOWS
                NINE MONTHS ENDED SEPTEMBER 30, 1996 AND 1995
                              (Unaudited)

                                               1996          1995
                                              ------        ------
CASH FLOWS FROM OPERATING ACTIVITIES
Net income (loss) for the period           $   334,191   $(  173,666)

ADJUSTMENTS TO RECONCILE NET INCOME
 (LOSS) TO NET CASH PROVIDED BY
  (USED IN) OPERATING ACTIVITIES
Depreciation and amortization                  123,203        94,739
Loss on disposition of subsidiary              301,660

CHANGES IN OPERATING ASSETS
 AND LIABILITIES
Increase in receivables                     (  423,205)   (  155,774)
Increase in inventories                     (   60,966)   (  209,150)
Decrease (increase) in prepaid expenses          5,086    (    5,977)
Increase in costs and estimated earnings
  in excess of related billings on
  uncompleted contracts                     (1,325,635)
Decrease (increase) in other assets                506    (   18,941)
Increase (decrease) in accounts payable
  and accrued expenses                         506,102    (  252,360)
Increase in billings in excess of related
  costs and estimated earnings on
  uncompleted contracts                        679,500       161,082
                                             ---------     ---------
NET CASH PROVIDED BY (USED IN)
  OPERATING ACTIVITIES                         140,442    (  560,047)
                                             ---------     ---------
CASH FLOWS USED IN INVESTING ACTIVITIES
Purchase of property and equipment          (  265,844)   (  430,341)
Net change in assets of discontinued
  operations                                (   40,555)
                                             ---------     ---------
NET CASH USED IN INVESTING ACTIVITIES       (  306,399)   (  430,341)
                                             ---------     ---------
Cash Flows From Financing Activities
Decrease in loans from officer                              ( 26,349)
Reduction of debt                           (    5,000)     (341,185)
Proceeds from issuances of common stock      1,872,624     1,944,136
                                             ---------     ---------
NET CASH PROVIDED BY FINANCING ACTIVITIES    1,867,624     1,576,602
                                             ---------     ---------
NET INCREASE IN CASH AND
  CASH EQUIVALENTS                           1,701,667       586,214

BEGINNING CASH AND CASH EQUIVALENTS            305,835        18,373
                                             ---------     ---------
ENDING CASH AND CASH EQUIVALENTS           $ 2,007,502  $    604,587
                                             =========     =========

Supplemental Disclosure          (Note 2)
            See accompanying notes to financial statements.

FORM 10-QSB

                         COVALENT GROUP, INC.
               NOTES TO CONSOLIDATED FINANCIAL STATEMENTS




1.  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

    Nature of Organization

    Future Medical Technologies, Inc. ("FMT") was incorporated under the laws of the State of New Jersey on September 28, 1989.

    On  January  26,  1990,  West End Ventures,  Inc.   (West  End),
    acquired 100% of the stock of FMT. West End was organized under the laws of the State of Nevada on August 1, 1989. West End completed a blind pool public offering of common stock on January 15, 1990. The intent upon completion of the offering was to seek potential
    businesses with which to merge  or acquire.   Pursuant to the
    acquisition agreement, West End amended its Certificate of Incorporation to change its name to Future Medical Technologies
    International,  Inc.    (FMTI) and the subsidiary (FMT) retained its
    name. West End's officers and directors resigned in favor of the officers and directors of FMT.

    In 1994, FMTI effected a one for five reverse stock split.

    On February 22, 1995, FMTI effected a five for seven reverse stock split and completed the acquisition of 100% of the stock of
    Covalent  Research   Alliance  Corporation,  (CRA)  a Pennsylvania
    corporation, in exchange for 7,200,000 shares of post split common stock of FMTI. CRA is a total research management organization whose strength is in the design and management of clinical trials in the drug and device development process and with associated cost containment and quality of care components.

    On September 20, 1996 FMTI ratified the disposition of all stock of FMT. As provided in the ratification, the effective date of the transaction was July 31, 1996. At the same time, shareholders approved the change of the Company's name to Covalent Group, Inc. (the "Company").

    Principles of Consolidation

    The accompanying consolidated financial statements include the accounts of the Company and all of its wholly owned subsidiaries. Intercompany transactions and balances have been eliminated in consolidation.

    Cash Equivalents

    Cash equivalents include investments with maturities of three months or less.

    Inventories

    Inventories are recorded at the lower of cost (first-in/first-out) or market.

    Property and Equipment

    Property and equipment are recorded at cost. Depreciation is provided using a combination of straight-line and accelerated methods over the useful lives of the assets, which range from two to seven years.

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

    Basis of Presentation

    The financial statements for the three months and nine months ended
    September 30, 1996 have been  prepared  without  audit   and,  in
    the opinion of management, reflect all adjustments necessary (consisting only of normal recurring adjustments) to present fairly the Company's financial position at September 30, 1996 and the results of its operations and its cash flows for the interim and cumulative periods presented. Such financial statements do not include all of the information and footnotes required by generally accepted accounting principles for
    complete financial  statements.   For further  information,  refer
    to   the financial  statements  and footnotes  thereto included in the Company's annual report on Form 10-KSB for the year ended December 31, 1995.

    Operating results for the three months and nine months ended September 30, 1996 are not necessarily indicative of the results for the year ending December 31, 1996.

2.  SUPPLEMENTAL DISCLOSURE OF NONCASH INVESTING ACTIVITY

    On September 20, 1996, the Company disposed of all the stock of FMT for $250,000, payable over five years with interest at 7% per annum. As provided in the ratification, the effective date of the transaction was July 31, 1996. The assets and liabilities of FMT have been removed from the Company's September 30, 1996 consolidated balance sheet and a corresponding receivable has been recorded. The September 30, 1996 consolidated statement of operations includes the results of FMT for the seven months ended July 31, 1996.

Item 2. Management's Discussion and Analysis of Results of Operations and Financial Condition


The information set forth and discussed below for the three months and nine months ended September 30, 1996 is derived from the Consolidated Financial Statements included elsewhere herein. The financial information set forth and discussed below is unaudited but, in the opinion of management, reflects all adjustments (consisting of normal recurring accruals) necessary for a fair presentation of such information. The Company's results of operations for a particular quarter may not be indicative of results expected during the other quarters or for the entire year.

GENERAL

CRA is a research management organization that designs, coordinates and monitors clinical trials in drug development for some of the world's leading pharmaceutical firms. In addition, using advanced technologies, the Company works extensively in managed care, medical outcomes research and health management programs that focus on compliance and provider/patient behavior modification. Revenue is derived principally from the identification, placement, monitoring and management of clinical development studies in the traditional pharmaceutical, as well as managed care environment.

The Company's quarterly results can fluctuate as a result of a number of factors, including the Company's success in attracting new business, the size and duration of the clinical trials, the timing of client decisions to conduct new clinical trials or possible cancellation or delays of ongoing trials, and other factors, many of which are beyond the Company's control. Clinical research service contracts generally have terms ranging from several months to several years. A portion of the contract fee is generally payable upon execution of the contract, with the balance payable in installments over the life of the contract. Revenue and related cost of revenue are recognized as specific contract terms are fulfilled under the percentage of completion method.

Contracts generally may be terminated by clients with or without cause. Clinical trials may be terminated or delayed for several reasons, including unexpected results or adverse patient reactions to the drug, inadequate patient enrollment or investigator recruitment, manufacturing problems resulting in shortages of the drug or decisions by the client to de-emphasize or terminate a particular trial or development efforts on a particular drug. Depending on the size of the trial in question, a client's decision to terminate or delay a trial in which the Company participates could have a materially adverse effect on the Company's backlog, future revenue and profitability.

The Company's backlog consists of anticipated revenue from letters of intent in excess of $11,000,000 and work remaining on signed contracts. In certain cases, the Company will begin work on a project after receiving a letter of intent and prior to executing a contract. The Company believes that its backlog as of any date is not necessarily a meaningful predictor of future results.

SALE OF BUSINESS

The Board of Directors concluded that the Company's subsidiary FMT would require substantial funding of research and development in order to fully develop its business. The Board decided that additional funding was not in the best strategic interest of the Company. On July 26, 1996, an agreement was reached, and subsequently ratified by the Company's shareholders on September 20, 1996, to sell all of the stock of FMT for $250,000. As additional consideration, the agreement provides for a licensing fee ranging from 5% to 2.5% payable to the Company on the revenue of certain FMT products over the next five years.

The financial impact of this transaction resulted in a one time nonrecurring loss of $301,660 which was charged to earnings in the third quarter ended September 30, 1996.

In addition, Joseph Hippensteel and Dianne Van Leeuween, officers of FMT agreed to donate back to the Company 285,000 and 190,000 stock options (expiring March 22, 2000 at the exercise price of $2.875 per share), respectively.
RESULTS OF OPERATIONS

THREE MONTHS ENDED SEPTEMBER 30, 1996 COMPARED WITH THREE MONTHS ENDED September 30, 1995

Revenue for the three months ended September 30, 1996 increased 635% to $2,686,690 as compared to $365,540 in the three month period ended September 30, 1995 due to the increase in the number and size of clinical development studies.

Cost of revenue includes compensation and other expenses directly related to conducting clinical studies. These costs increased by $1,499,055 or 1,197% from $125,269 to $1,624,324 for the three months ended September 30, 1995 and 1996, respectively. As a percentage of revenue, the cost of revenue increased from 34% during the three months ended September 30, 1995 to 60% during the three months ended September 30, 1996. The increase in relative percent of costs to revenue is due to growth in the number, size and complexity of clinical studies.

Selling, general and administrative expenses include all administrative personnel and business development, and all other expenses not directly chargeable to a specific contract. Selling, general and administrative costs for the three month period ended September 30, 1996 increased 14% to $556,665 as compared to $487,614 during the three months ended September 30, 1995. As a percentage of revenue, selling, general and administrative expenses decreased from 133% to 21% for the three months ended September 30, 1995 and 1996, respectively. The decrease in selling, general and administrative expenses as a percentage of revenue reflects decrease fixed costs resulting from the change of the Company's services and personnel required to deliver these services.

Research and development expense of $291,123 for the three month period ended September 30, 1996 relates to the development of voice recognition software.

Depreciation and amortization expense decreased from $33,537 in the three month period ended September 30, 1995 to $32,573 during the three months ended September 30, 1996. The decrease is attributed to the disposition of FMT on July 31, 1996.

Other income decreased $76,467 from $105,898 in the three month period ended September 30, 1995 to $29,431 in the three month period ended September 30, 1996.

As a result of the Company's net operating loss carry forward which is in excess of $900,000 for federal income tax purposes, the Company does not anticipate a federal tax liability for 1996. Accordingly, the tax rate is not reflected in the Company's Consolidated Statement of Operations for the three months ended September 30, 1996.

Net loss from discontinued operations for the three months ended
September 30, 1996 amounted to $36,201 and pertains to the sale of FMT. The sales price for FMT was $250,000. The terms require a $25,000 down payment and the balance is payable over the next five years with interest at the rate of 7% per annum. As a result of the sale, the Company incurred a loss of $301,660.

Net loss incurred by the Company for the three months ended September 30, 1996 was $93,852, consisting of net income of CRA of $244,009, net loss of discontinued FMT operations of $36,201 and the $301,660 loss on the sale of FMT. The net loss realized in the three months ended September 30, 1995 was $141,445. The increase in income was due to the factors described above.

NINE MONTHS ENDED SEPTEMBER 30, 1996 COMPARED WITH NINE MONTHS ENDED SEPTEMBER 30, 1995

Revenue for the nine months ended September 30, 1996 increased 338% to $6,622,841 as compared to $1,511,571 in the nine month period ended September 30, 1995 due to the increase in the number and size of clinical development studies.

Cost of revenue increased by $3,186,490 or 522% from $610,334 to $3,796,824 for the nine months ended September 30, 1995 and 1996, respectively. As a percentage of revenue, the cost of revenue increased from 40% during the nine months ended September 30, 1995 to 57% during the nine months ended September 30, 1996. The increase in relative percent of cost to revenue is due to growth in the number, size and complexity of clinical studies.

Selling, general and administrative expenses for the nine month period ended September 30, 1996 increased 10% to $1,505,445 as compared to $1,373,127 during the nine months ended September 30, 1995. As a percentage of revenue, selling, general and administrative expenses decreased from 91% to 23% for the nine months ended September 30, 1995 and 1996, respectively. The decrease in selling, general and administrative expenses as a percentage of revenue reflects the growth of the Company's services.

Research and development expense of $590,080 for the nine month period ended September 30, 1996 relates to the development of voice recognition software.

Depreciation and amortization expense increased from $94,739 in the nine month period ended September 30, 1995 to $103,040 during the nine months ended September 30, 1996. The increase is attributed to fixed asset purchases during 1996.

Other income decreased $235,689 from $298,224 in the nine month period ended September 30, 1995 to $62,535 in the nine month period ended September 30, 1996.

As a result of the Company's net operating loss carryforward which is in excess of $900,000 for federal income tax purposes, the Company does not anticipate a federal tax liability for 1996. Accordingly, the tax rate is not reflected in the Company's Condensed Consolidated Statement of Operations for the nine months ended September 30, 1996.

Net loss from discontinued operations for the nine months ended
September 30, 1996 amounted to $157,176 and pertains to the sale of FMT. The sales price for FMT was $250,000. The terms require a $25,000 down payment and the balance is payable over the next five years with interest at the rate of 7% per annum. As a result of the sale, the Company incurred a loss of $301,660.

Net income realized by the company for the nine months ended September 30, 1996 was $334,191, consisting of net income of CRA of $793,027, net loss of discontinued FMT operations of $157,176 and the $301,660 loss on the sale of FMT. The net loss realized in the nine months ended September 30, 1995 was $173,666. The increase in income was due to the factor described above.

LIQUIDITY AND CAPITAL RESOURCES

The Company's contracts usually require a portion of the contract amount to be paid at the time the contract is initiated. Additional payments are generally made upon completion of negotiated performance requirements throughout the life of the contract. Cash receipts do not necessarily correspond to costs incurred and revenue recognized (revenue recognition is based on the percentage of completion accounting method). The Company typically receives a low volume of large-dollar receipts.
As a result, the number of days outstanding in accounts receivable will fluctuate due to the timing and size of cash receipts. Accounts receivable (net of allowance for doubtful accounts) was $515,369 at September 30, 1996 and $161,232 at December 31, 1995. On a pro forma basis, after giving effect to the FMT divestiture, accounts receivable (net of allowance for doubtful accounts) would have been $124,736 at December 31, 1995. The number of days outstanding in accounts receivable was 21 days at September 30, 1996 and 33 days at December 31, 1995 (26 days on a pro forma basis).

Cash and cash equivalents increased $1,701,667 provided by operating and financing activities respectively, offset by $306,399 used in investing activities. Investing activities included $265,844 used to purchase property and equipment.

The Company's principal cash needs on both a short and long-term basis are for the funding of its operations, and capital expenditure requirements. The Company expects to continue expanding its operations through internal growth, expansion of existing list of services as well as developing new service products for clinical research and the healthcare industry. The Company expects such activities will be funded from existing cash and cash equivalents and cash flow from operations.

                 COVALENT GROUP, INC. AND SUBSIDIARIES


PART II.  OTHER INFORMATION

     ITEM 1.   Legal Proceedings

               None.

     ITEM 2.   Changes in Securities

               None.

     ITEM 3.   Defaults Upon Senior Securities

               None.

     ITEM 4.   Submission of Matters to a Vote of Security Holders.

               On September 20, 1996, the Annual Meeting of Shareholders for Fiscal Year 1995 was held to vote on the following matters:

          (1) To elect three Directors (Bruce LaMont, William K. Robinson and John Whittle) for the ensuing year;
               Votes in Favor: 8,535,205; Against: 71; Abstain: 0
          (2)  To approve the selection of Baratz & Associates, P.A., as the Company's independent public accountants for the
               fiscal year ending December 31, 1996;
               Votes in Favor: 8,504,812; Against: 99; Abstain: 30,432
          (3)  Proposal to approve the 1996 Stock Option Plan
               (2,000,000 shares).
               Votes in Favor: 7,949,230; Against: 348; Abstain: 730
          (4) Approve the name change of the Company to Covalent Group, Inc.
               Votes in Favor: 7,949,658; Against: 174; Abstain: 297
          (5) Approve the disposition of 100% of the stock of Future Medical Technologies, Inc. in a sale to Medical Technologies, Inc.
               Votes in Favor: 7,929,221; Against: 99; Abstain: 269

               The number of shares which were eligible for voting as of August 20, 1996 was 11,543,403. The number of shares that actually voted was 8,534,533. Therefore all propositions passed.

     ITEM 5.   Other Information

               On July 24, 1996, the Registrant entered into a Letter of Intent/Agreement with Medical Technologies, Inc. ("MTI") for the disposition of FMT because the Company's Future Medical Technologies, Inc. ("FMT") subsidiary required substantial funds for research and development from investment in order to fully develop its business. On August 20, 1996, the transaction was finalized, subject to shareholder approval. The Board of Directors of the Company decided that because of its limited cash resources, that the Company would be better served to spend its resources on its other divisions. Accordingly, the Company sold its 100% interest in FMT in order to avoid having to put further investment funds in FMT and to stop the substantial reduction of earnings in the consolidated financials that was adversely affecting the Registrant ($110,000 FMT loss in second quarter, 1996 alone). The transaction was approved by the shareholders with a vote in favor of 7,929,221 shares, 99 shares against and 269 shares abstaining.

    The above summary of information does not purport to be complete and is qualified in its entirety by reference to the Letter of Intent/Agreement attached as Exhibit 1 to Form 8-K for earliest event reported July 26, 1996.

     ITEM 6.   Exhibits and Reports on Form 8-K

               Exhibits

               None.

               Reports on Form 8-K

               The Registrant filed a Form 8-K for earliest event reported July 26, 1996 pertaining to the disposition of the Company's Future Medical Technologies, Inc. subsidiary whereby it disposed of 100% of that stock of that subsidiary. That Form 8-K and Exhibit is incorporated with reference hereto.

                              SIGNATURES




    In accordance with the requirements of the Exchange Act, the Registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.



                                      COVALENT GROUP, INC.




Dated: November 7, 1996           By: /s/Bruce LaMont

                                      Bruce LaMont, President
                                      and Chief Executive Officer




Dated: November 7, 1996           By: /s/William Robinson

                                      William Robinson
                                      Chief Financial Officer