Form 10-K
period 1996-12-31
COVALENT GROUP INC
filed 1997-04-01
CIK 856569

                   U.S. SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549

                                 Form 10-KSB

ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
EXCHANGE ACT OF 1934 for the fiscal year ended December 31, 1996.

Commission file number:  33-43537

                            COVALENT GROUP, INC.
              (Name of small business issuer in its charter)

          Nevada                                   56-1668867
(State or other jurisdiction of        (I.R.S. Employer Identification No.)
incorporation or organization)

One Glenhardie Corporate Center, 1275 Drummers Lane, Suite 100, Wayne, Pennsylvania 19087
(Address of principal executive offices)      (Zip Code)

Issuer's telephone number:  610-975-9533

                FUTURE MEDICAL TECHNOLOGIES INTERNATIONAL, INC.
                           (Issuer's Former Name)

Securities registered under Section 12(b) of the Exchange Act:  None.

Securities registered under Section 12(g) of the Exchange Act:

                        Common Stock, $.001 Par Value
                              (Title of Class)

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been
subject to such filing requirements for the past 90 days.  Yes  X    No
                                                               ---       ---

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B is not contained in this form, and no disclosure will be contain-ed, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [X]

State issuer's revenues for its most recent fiscal year: $10,352,000

State the aggregate market value of the voting stock held by non-affiliates computed by reference to the price at which the stock was sold, or the average bid and asked prices of such stock, as of a specified date within the past 60 days: $14,232,452 as of March 26, 1997.

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: as of March 26, 1997 was 11,602,920 shares of common stock.

                      DOCUMENTS INCORPORATED BY REFERENCE

Registration Statement on Form S-1 and various exhibits thereto filed through June 22, 1992 as part of Registration No. 33-43537.

Transitional Small Business Disclosure Format (check one):  Yes       No   X
                                                                ---       ---

* The aggregate market value was determined by multiplying the number of outstanding shares (excluding those held of record by officers, directors and greater than five percent shareholders) by $3.375 per share, the last sales price of the Registrant's common stock as of March 26, 1997, such date being within 60 days prior to the date of filing.

                                    PART I

ITEM 1.   DESCRIPTION OF BUSINESS

General

     Covalent Group, Inc. through its subsidiary Covalent Research Alliance Corp., is a total research management organization which designs and manages clinical trials in the drug and device development process and with associated cost containment and quality of care components. The Company specializes in cost effectiveness and outcomes studies for major customer groups such as pharmaceutical companies, managed care organizations, insurers and employers. The Company offers a full array of integrated services including study design, clinical trial monitoring and management, data management, biostatistical analysis and regulatory affairs services. The Company is structured to deliver customized high quality solutions to its Fortune 500 and other clients.

     Covalent utilizes its core expertise of clinical trials management to provide high quality, medical outcomes and clinical research for its client base. In addition, the Company's experience with more than 40 managed care organizations facilitates designing and conducting clinical studies for its pharmaceutical clients in a managed care environment, thereby, improving the
market potential for a drug manufacturer's product.   To aid its pharmaceutical
and managed care customers in clinical trials and outcomes research projects, Covalent also has developed a state-of-the-art interactive voice recognition system called Virtual HouseCall, an automated system for collecting and reporting subjective patient information. Through educational components, the Company intends to influence patient behavior crucial to patient compliance with prescription drug regimens and self-management of chronic diseases.

     The Company was incorporated under the laws of the State of Nevada on August 1, 1989 under the name of West End Ventures, Inc. ("West End"). West End's only activity prior to the acquisition of its prior subsidiary, Future Medical Technologies, Inc., a New Jersey corporation incorporated on September 28, 1989 ("FMT"), was the successful completion of its initial public offering pursuant to a S-18 Registration Statement with the Securities and Exchange Commission of Units on January 15, 1990. On January 26, 1990, West End acquired 100% of the outstanding securities of FMT. West End subsequently changed its name to Future Medical Technologies International, Inc. The subsidiary's name remained Future Medical Technologies, Inc. On May 26, 1994, the Company effected a one for five reverse stock split. On February 22, 1995, the Company effected a five for seven reverse stock split and completed the acquisition of 100% of the stock of Covalent Research Alliance Corporation ("CRA"), a Pennsylvania corporation, in exchange for 7,200,000 shares of post split common stock of FMTI.

     On September 20, 1996, FMTI shareholders ratified the disposition of 100% of the stock of FMT, as of July 31, 1996. At the same time, the shareholders approved the change of the Company's name to Covalent Group, Inc. (the "Company").

CRO Industry Overview

     The CRO industry provides independent product development services for the pharmaceutical and biotechnology industries. Generally, CROs derive substan-tially all of their revenue from the research and development expenditures of pharmaceutical and biotechnology companies. According to the Pharmaceutical Researchers and Manufacturers of America, global pharmaceutical and biotechnology industries spent an estimated $35 billion in 1995 on research and development, of which the Company estimates $20 billion was spent on types of services offered by the CRO industry. Of this amount, approximately $3 billion was outsourced to CROs.

     The Company believes that the following trends will lead to further growth opportunities for CROs as pharmaceutical and biotechnology companies continue to increase outsourcing of product development needs: (i) price pressure by managed care organizations and pharmacy managers on pharmaceutical companies is forcing drug manufacturers to consolidate and down-size, and look to less expensive fixed cost alternatives than internal development, principally outsourcing to variable cost CROs; (ii) pharmaceutical companies are seeking faster product development times in order to maximize a new drug's patent and marketing exclusivity; (iii) increasingly complex and stringent regulatory requirements have increased the volume of data required for regulatory filings and increased demands on data collection and analysis during the development process; (iv) biotechnology companies are developing an increasing number of new drugs that require regulatory approval and should continue to find CROs to be a cost effective alternative to building an internal drug development capability; and (v) the need for sophisticated data management is increasing to expedite the drug development process.

     The Company's only subsidiary CRA has positioned its clinical development services to capitalize on these market trends. As an additional element of its strategy, CRA believes that it differentiates itself from other CROs by expertise in the design and execution of clinical studies which meet the requirements of managed care and third party payors, thereby, enhancing the marketability of clients' prescription drugs over their life cycle.

Business of the Company's Subsidiary

     CRA provides a full range of CRO services specializing in clinical studies
that include various types of outcomes measurement.   The Company provides
clinical trial management, data management, biostatistical analysis, medical and regulatory services, health economics and outcomes research. The principal categories of services offered are:

Clinical Trials

     CRA utilizes over 70 full time and independent contractor personnel with experience in the pharmaceutical, biotech and managed care industries that it believes can support the needs of the most rigorous clinical trials or medical outcomes studies. CRA has assembled an extensive network of clinical investiga-tors, managed care organizations, and clinical research specialists, which it uses to coordinate and conduct clinical research. CRAs clinical monitors are strategically located throughout the country to reduce the cost of travel to clinical or managed care sites. CRA's clinical trial services include project coordination, regulatory document processing, monitoring services and quality control review.

Data Management

     CRA has automated the data management process associated with clinical trials management through its use and customization of the industry standard software from "BBN Software Products' Clintrial". Clintrial protocols are used to assist in the collection, validations, and reporting of clinical results for the Company's clients, the Food and Drug Administration (FDA), or other regulatory agencies. CRA's data management professionals provide case report form review and tracking; data entry; integrated clinical/statistical reports; and manuscripts for publication.

Biostatistics

     CRA also provides comprehensive clinical statistics support. CRA's biostatisticians have extensive pharmaceutical/medical industry experience. CRA's biostatistical services include clinical trials design; preparing statistical analysis plans; representing clients at the FDA; and creating statistical reports.

Medical and Regulatory Affairs Management

     CRA's medical and regulatory group provides liaison services between its clients and regulatory agencies in the preparation, review and submission of Investigational New Drug (IND), New Drug Application (NDA), 510k, and PLA documents. The Company's medical services include medical oversight of studies, review and interpretation of adverse experiences, report writing and development of study protocols. Regulatory services include strategy design, document preparation and client consultation.

Quality Assurance and Compliance

     CRA also provides field inspections that include investigator audits, presubmission protocol compliance audits, Good Clinical Practice audits and staff training.

Outcomes Research and Management

     CRA provides its clients retrospective database studies, therapeutic end-point determinations, cost effectiveness studies, drug utilization reviews, drug utilization effectiveness reviews, and health status survey development as well as patient drug compliance programs, patient education programs and costs containment studies.

Wellness Measures

     Wellness Measures is a division of CRA which provides a comprehensive set of services which improve the health of individuals, insure proper utilization of health care services, reduce health care costs, and improve morale and mental acuity. Wellness Measures' assessment services allow its clients to make informed decisions that benefit their companies, employees and their families.

Virtual HouseCall

     Virtual HouseCall (VHC), as developed by CRA, is an interactive voice recognition system that CRA believes excels in the type of data collection and analysis required by healthcare industry segments focused on disease management. Disease management is a comprehensive, integrated approach to care and reimbursement with the goal of promoting maximum healthcare provider efficiency and effectiveness. Data collection becomes key to continuing assessment of diseasemanagement programs.

     VHC is a telephone-based service that has been designed to reach millions of patients in a personalized and supportive manner. VHC automates the admin-istration of subjective quality of life surveys and pschosocial assessments, provides patient access to disease specific educational and resource libraries, and facilitates the publication of personalized reports through on-demand printing services and faxes to healthcare providers and patients.

     VHC intends to initially concentrate on five disease states that account for 70% of managed care's patient expenditures. Virtually all managed care organizations and many pharmaceutical companies are developing disease management programs in the areas of asthma, diabetes, hypertension, depression and congestive heart failure. CRA intends for VHC to play an important role in disease management programs. Its content is modular and customizable, and the computer platform and telephony systems are highly scalable.

     CRA intends that VHC, as a research and patient education service, will be sold on a transaction basis. This would allow for the greatest flexibility for CRA's customers. Surveys could be administered once, while VHC-based patient tracking, assessment, education could be provided as often as monthly. Per transaction costs are calculated by type of service, length and frequency of interaction, and the number of contracted patients.

Competition

     The Company competes primarily against internal research departments of pharmaceutical companies and other CROs. The CRO industry is highly fragmented with several hundred small, limited services providers, and seven larger firms with revenues in excess of $50 million each. The largest of which are:
Quintiles Transnational Corp.; Covance, Inc.; and Pharmaceutical Product Development Inc. These and some other competitors have substantially greater capital and technical resources than the Company.

     Competitive factors that may influence a client's decision in choosing a CRO includeprevious experience, references from existing clients, experience with a particular type of project or area of clinical development, the quality of timeliness of contract research, ability to recruit investigators and the ability to provide a full range of services required by the client. The Company believes it competes favorably in these respects.

Contractual Arrangements

     Compensation for services are contracted at a fixed price, but may include some variable components, and can cover a period of several months to several years. A portion of the contract fee is typically paid when a clinical trial is initiated and the contract provides for milestone payments throughout the duration of the trial. Contracts can usually be terminated at any time by the client, but are usually subject to termination fees. Contracts may be terminated for a number of reasons including insufficient patient enrollment, unexpected results in the clinical trial or a client's decision to terminate development of a particular drug.

Backlog

     The Company's backlog consists of anticipated revenue from contracts that have been signed but not yet completed. Once a project commences, revenue is recognized over the life of the contract, which is consistent with industry practice.

     As of December 31, 1996, the Company's backlog amounted to $8 million as compared to less than $100,000 at December 31, 1995. Subsequent to December 31, 1996, the Company reported its backlog increased to $13 million. The Company believes backlog at any given time is not necessarily a meaningful indicator of future revenue. Clinical trials can be modified or terminated by the client for any of the reasons mentioned above.

Potential Liability

     The Company attempts to manage its liability risk through contractual indemnification provisions with clients and investigators hired by the Company on behalf of its clients and through insurance. The contractual indemnifications generally do not protect the Company against certain of its own actions such as negligence. The contractual arrangements are subject to negotiation with clients and the terms and scope of such arrangements vary from client to client and from trial to trial. Although most of the Company's clients are large well-capitalized companies, the financial performance of these indemnities is not secured. Therefore, the Company bears the risk that the indemnifying party may not have the financial ability to fulfill its indemnification obligations. The Company maintains professional liability insurance which includes drug safety issues as well as data processing errors and omissions.
The Company could be materially and adversely affected if it were required to pay damages or incur defense costs in connection with a claim that is beyond the scope of a indemnity provision or beyond the level of insurance coverage or where the indemnifying party does not fulfill its indemnification obligations.

Employees

     At December 31, 1996, the Company employed 20 full time personnel and a minimum of 50 independent contractors on an as-needed basis. None of the employees are represented by a labor union and the Company believes its relations with employees and independent contractors are good.

ITEM 2.   DESCRIPTION OF PROPERTY

     The CRA subsidiary is leasing approximately 11,800 square feet of administrative and corporate offices from an independent third party at One Glenhardie Corporate Center, 1275 Drummers Lane, Wayne, Pennsylvania for a period of five years at a rental of $20,325 per month. The Company is subleasing such offices from CRA for its corporate offices at a nominal charge.

ITEM 3.   LEGAL PROCEEDINGS

     None.

ITEM 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     The Company's Annual Shareholder's Meeting was held on September 20, 1996, at which time five matters were submitted to the Company's stockholders for a vote. The majority of the stockholders voted for the appointment of Baratz & Associates, P.A., as the Company's independent auditors for fiscal year 1996, adoption of the 1996 Stock Option Plan (2,000,000 shares), the election of the following Directors: Bruce LaMont, John Whittle and William K. Robinson, approval of the name change of the Company to Covalent Group, Inc. and approval of the disposition of 100% of the stock of Future Medical Technologies, Inc. in a sale to Medical Technologies, Inc.

                                 PART II

ITEM 5.   MARKET PRICE FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

     The Company's Common Stock is quoted in the over-the-counter market on the OTC Bulletin Board (previously under the trading symbol "FMTI" and after September 21, 1996, under the symbol "CVGR"). The following table indicates the high and low bid price ranges of the Common Stock in the over-the-counter market during the period ending March 31, 1994 through March 31, 1997, for the quarterly periods ended on the dates set forth.

Quarterly Period Ended          High Bid        Low Bid
----------------------          --------        -------
1994
    March 31                     3/16             1/8
    June 30                     2 1/2           2 1/4
    September 30*               1 1/2           1
    December 31*                1                 7/8

1995
    March 31**                  4 1/4           3 3/4
    June 30**                   4 3/4           4 1/4
    September 30**              5 3/8           4 1/2
    December 31**               5 3/8           4 7/8

1996
    March 31**                  5 1/4           4 5/8
    June 30**                   7 1/4           5
    September 30**              7 3/8           4 3/8
    December 31**               5               3 7/16

1997
   March 26**                   4 7/8           3 3/8


* The following prices represent post reverse split of one share for five shares adopted May 26, 1994.
** The following prices represent post reverse split of five shares for seven shares adopted February 16, 1995.

     The quotations set forth in the table above reflect interdealer prices, without retail mark-up, mark-down or commission, and may not necessarily reflect actual transactions. As of March 26, 1997 the high and low bid quotations for the Company's Common stock were $3 3/8 and $3 3/8. As of March 26, 1997 there were 615 holders of record of the Company's Common Stock, however, the Company believes that there is at least an additional 1,200 shareholders in "street name" who beneficially own the common stock of the Company in various brokerage accounts.

     The Registrant has never declared a dividend and does not plan to do so in the near future.

ITEM 6. MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS OF OPERATIONS AND FINANCIAL CONDITION

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

     The Company's backlog at December 31, 1996 consists of anticipated revenue from signed contracts in excess of $8,000,000. Subsequent to December 31, 1996, the Company reported its backlog increased to $13 million. The Company believes that its backlog as of any date is not necessarily a meaningful predictor of future results.

Sale of Business

     The Board of Directors concluded that the Company's subsidiary Future Medical Technologies, Inc. (FMT) would require substantial funding of research and development in order to fully develop its business. The Board decided that additional funding was not in the best strategic interest of the Company. On July 26, 1996, an agreement was reached, and subsequently ratified by the Company's shareholders on September 20, 1996, to sell all of the stock of FMT for $250,000. As additional consideration, the agreement provides for a licensing fee ranging from 5% to 2.5% payable to the Company on any revenue of certain FMT products over the next five years. In addition, the former officers of FMT agreed to donate back to the Company 475,000 stock options which were scheduled to expire on March 22, 2000 at an exercise price of $2.875 per share.

     The financial impact of this transaction resulted in a one time nonrecurring loss of $328,000 which was charged to earnings in the third quarter ended September 30, 1996.

Results of Operations

     Fiscal year ended December 31, 1996 compared to fiscal year ended December 31, 1995.
     ------------------------------------------------------------------
     Revenues in 1996 were $10,352,000 compared to $1,492,000 for 1995. The increase in revenues of $8,860,000 is directly related to the increase in the number and size of clinical development studies.

     Cost of revenues includes compensation and other expenses directly relating to conducting clinical studies. These costs increased by $5,876,000 from $455,000 to $6,331,000 for the years ended December 31, 1995 and 1996, respectively. As a percentage of revenues, the cost of revenues increased from 30% for the year ended December 31, 1995 to 61% for the year ended
December 31, 1996. The increase in the relative percent of costs to revenues is due to the growth in the number, size and complexity of clinical studies.

     Selling, general and administrative expenses include all administrative personnel and business development, and all other expenses not directly
chargeable to a specific contract.   Selling general and administrative
expenses for the year ended December 31, 1996 increased to 32% to $2,253,000 as compared to $1,713,000 for 1995. As a percentage of revenue, selling, general and administrative expenses decreased from 115% to 22% for the years ended December 31, 1995 and 1996, respectively. The increase in the level of expenses from 1995 to 1996 is due to the general expansion of the business and costs associated with building the necessary support infrastructure.
The decrease in selling, general and administrative expenses as a percentage of revenues reflects the growth of clinical trial services from 1995 to 1996.

     Research and development expense for the year ended December 31, 1996 amounted to $882,000 as compared to $180,000 for the prior period and relate to costs associated with developing an interactive voice recognition systems.

     Other income increased $80,000 from $13,000 for the year ended December 31, 1995 to $93,000 for the year ended December 31, 1996 due to additional interest income.

     As a result of the Company's net operation loss carry forward which amounts to $310,000 for federal income tax purposes at December 31, 1996, the Company did not provide for a federal tax liability for 1996. Accordingly, a provision for federal income tax is not reflected in the Company's Consolidated Statements of Operations. In 1996, the Company did account for a net deferred tax asset and recognized a net current and deferred income tax benefit of $34,000.

     Net loss from discontinued operations for the year ended December 31, 1996 amounted to $104,000 (net of income tax benefit of $53,000) and relates to seven months of operations of FMT. As reported above, the subsidiary was sold and the Company incurred a one time charge to earnings of $328,000 resulting from the sale.

     Net income recognized for the year ended December 31, 1996 was $581,000 and consisted of income from continuing operations of $1,013,000, net loss of discontinued operations of $104,000 (net of tax) and a $328,000 loss on the sale of FMT. The net loss realized in the preceding year was $1,036,000.
The increase in income was due to the factors described above.

     Fiscal year ended December 31, 1995 compared to fiscal year ended
     December 31, 1994
     ------------------------------------------------------------------
     Revenues for the period ended December 31, 1995 of $1,492,000 reflect all CRA post-merger business and exclude $285,000 of FMT revenue which are included in the net loss from discontinued operations. Revenues for 1994 of $418,000 pertain only to FMT.

     The costs of revenues for the period ended December 31, 1995 of $455,000 relate to CRA business and exclude $145,000 of FMT costs which are included in the net loss from discontinued operations. In 1994, FMT's cost of revenue amounted to $359,000.

     General and administrative expenses for the period ended December 31, 1995 were $1,713,000 excluding $516,000 of FMT related expense, and reflect the additional costs associated with the larger CRA organizational structure. During 1995, the Company incurred initial research and development costs relating to CRA's development of voice recognition software.

     The net loss during the period ended December 31, 1995 was $1,036,000 compared to a net income of $271,000 for the year ended December 31, 1994.
The decrease in income of $1,307,000 was primarily due to increased general and adminstrative costs of CRA, and a one time reversal of accrued salaries of $841,000 relating to litigation with a former officer of the Company in 1994.

Liquidity and Capital Resources

     The Company's contracts usually require a portion of the contract amount to be paid at the time the contract is initiated. Additional payments are generally made upon completion of negotiated performance requirements throughout the life of the contract. Cash receipts do not necessarily correspond to costs incurred and revenue recognized (revenue recognition is based on the percentage of completion accounting method). The Company typically receives a low volume of large-dollar receipts. As a result, the number of days outstanding in accounts receivable will fluctuate due to the timing and size of cash receipts. Accounts receivable was $3,134,000 at December 31, 1996 and $125,000 at December 31, 1995. The increase relates directly to increased revenues from clinical development trials.

     The Company's cash balance at December 31, 1996 was $922,000 as compared to $299,000 at December 31, 1995. The increase in cash was primarily due to equity financing. Proceeds from the sales of stock and options exercised amounted to $1,935,000, and was used in part to finance the growth in working capital.

     The Company purchased $318,000 of equipment in 1996 as compared to $209,000 in 1995. Purchases in 1996 were primarily for computers and office equipment.

     Management believes that the Company's operations and financial results are not materially effected by inflation.

     Based on the Company's current level of operations and expected requirements, management believes the Company's cash and internally generated funds will be sufficient to meet the Company's cash requirements for the next year.

ITEM 7.   FINANCIAL STATEMENTS

     The financial statements are listed under Item 13 in this Report.

ITEM 8.   CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS OR
          ACCOUNTING AND FINANCIAL DISCLOSURE

     None.

                                  PART III

ITEM 9.   DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS

     Directors and Officers After the Acquisition of Covalent Research Alliance Corp.

The following are the Officers and Directors of the Company.

Name                     Age    Position(s) Held with Company
----------------------   ---    -----------------------------
Bruce LaMont             45     President, Chief Executive Officer, Director

Kenneth M. Borow, M.D.   48     Vice President of Operations, Chief Medical
                                Officer

David Weitz              46     Secretary, Treasurer

William K. Robinson      57     Chief Financial Officer, Director

John Whittle             61     Director

     Management Biographies

     Brief biographies of the directors, officers and key personnel of the company are set forth below. All directors hold office until the next annual stockholders meeting or until their earlier resignation, retirement, removal, disqualification, death or until their successors have been elected and qualified. Vacancies in the existing Board are filled by majority vote of the remaining directors. Officers of the Company serve at the will of the Board of Directors.

     Bruce LaMont, President, Chief Executive Officer and Director of the Company. In 1993, Mr. LaMont founded Covalent Research Alliance Corp. and still remains the President today. He has over 15 years experience in the pharmaceutical industry. From 1980 to 1993, Mr. LaMont worked at Merck Research Laboratories, Marketing and Clinical Development of Merck Human
Health Division, where he designed, coordinated and managed clinical trials for NDA submission. He also coordinated projects with marketing, promoting, advertising, legal, manufacturing and regulatory departments to ensure proper achievement of study objectives and implemented clinical development database providing a liaison capacity between marketing and clinical research and development. Mr. LaMont received an Executive MBA and a Masters in Pharmaceutics from Temple University and also holds a B.S. in Biology from Villanova University. In addition, Mr. LaMont has extensive research experience in Gastroenterology, Drug Metabolism, Neurosurgery, Obstretrics and Gynecology. He has held research positions at both the University of Pennsylvania and the Medical College of Pennsylvania.

     Kenneth M. Borow, M.D., Vice President of Operations and Chief Medical Officer joined the Company in January, 1997. For the previous four years, Dr. Borow was Senior Director, Medical Research Associates Department, Merck Research Laboratories where he directed clinical research operations for 163 different protocols, and developed a Merck-based contract group consisting of field monitors, data coordinators and statisticians. Previously, he was a Professor of Medicine and Pediatrics at the University of Chicago, and originator of a worldwide clinical research program in cardiac function which included investigative sites in the United States, United Kingdom, Norway, Israel and South Africa. Dr. Borow graduated from the Temple Medical School in 1974. Dr. Borow is a Harvard-trained Internist, Pediatrician, Adult Cardiologist and Pediatric Cardiologist.

     David Weitz, Secretary and Treasurer of the Company. In January, 1995, Mr. Weitz was appointed the Chief Information Officer of Covalent Research Alliance Corp. He is responsible for the planning, implementation, and use of Information Technologies. Prior to January since 1985, he was the Manager of Technical Support and Training for Merck Research Laboratories where he was responsible for planning, implementing and operating a computer technical support program and computer application training program for all divisional employees located at 5 geographical locations.

     William K. Robinson, Chief Financial Officer and Director joined the Company in June, 1996. He has over 25 years of diverse healthcare management experience, both domestic and international, in large corporate and emerging company operations. From 1994 to June 1996, he was Vice President of Finance for Scott Specialty Gases, Inc., a manufacturer of calibration and medical gases. He was President and Chief Executive Officer of Tektagen, Inc., a biopharmaceutical testing laboratory from 1991 to 1994. Previously, he was employed by SmithKline Beckman for 17 years, where he held the top financial positions in the U.S. Pharmaceuticals, Clinical Laboratories and Animal Health Divisions.

     John Whittle, Director. Mr. Whittle is Chairman, President, and Chief Executive Officer of Farmers & Traders Life Insurance company located in Syracuse, New York. Prior to joining Farmers & Traders in 1989, he held senior management positions with Mutual of New York and served on the Boards of several of their subsidiaries. Mr. Whittle received a Masters in Management from The American College and also holds a B.S. in Insurance from Pennsylvania State University. He is a chartered Life Underwriter (CLU).

ITEM 10.  EXECUTIVE COMPENSATION

Cash Compensation

     The following table sets forth the aggregate compensation paid by the Company for services rendered during the fiscal year ended December 31, 1996; to the most highly compensated executive officers of the Company as a group. There were no officers in the company who received more than $100,000, for services rendered during the fiscal year ending December 31, 1996, except Bruce LaMont, President. There were no bonuses declared or other short or long-term compensation.

                          SUMMARY COMPENSATION TABLE

                                 ANNUAL COMPENSATION           LONG TERM
                                                               COMPENSATION
---------------------------------------------------------------------------
Name and Principal      Fiscal                  Other Annual    Options
    Position             Year   Salary  Bonus   Compensation    Granted
------------------      ------  ------  -----   ------------    -------
Bruce LaMont, President 1996    210,000 0       0               0
of the Company and      1995    240,000 0       0               0
CRA Subsidiary          12/31/94(1) N/A
                        1994        N/A

1  For the transitional three month period ended December 31, 1994.

     All executive officers of the Company are full-time employees of the Company. There are no written employment agreements.

ITEM 11.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

     The following table sets forth, as of March 31, 1997 certain information with regard to beneficial ownership of outstanding shares of the Company's Common Stock by (i) each person known by the Company to beneficially own five percent or more of the outstanding shares of the Company's Common Stock,
(ii) each director and executive officer individually, and (iii) all executive officers and directors of the Company as a group:

Name  and  Address  of                            Percentage of
Beneficial Owner (1)               Shares         Shares Issued
------------------------        -------------   -----------------
Bruce & Sally Joe LaMont        6,068,700               52.30%
853 Appaloosa Drive
Collegeville, PA 19426

William N. Levy                   993,439(2)             8.56%
Suite 309, Plaza 1000
Voorhees, NJ 08043

David Weitz                       211,000(3)             1.82%
704 Delaware Avenue
Lansdale, PA. 19446

Kenneth M. Borow, M.D.             68,200(4)              .59%
407 Wyntrelea Drive
Bryn Mawr, PA 19010

John Whittle                       24,558(5)              .21%
960 James Street
Syracuse, NY 13201

William K. Robinson                20,000(6)              .17%
1501 Wilson Lane
West Chester, PA 19380
                                ---------               ------
All Executive Officers          6,392,458               55.09%
and Directors as
a Group (five persons)
________                        =========               ======

(1) Unless otherwise noted, the Company believes that all persons named in the above table has sole voting and investment power with respect to all shares of Common Stock beneficially owned by them.

(2) This individual may be deemed "parents" and/or "promoters" of the Company under the rules and regulations of the Securities Act by virtue of their efforts in the organization of the Company. Mr. Levy owns 747,725 shares in his name and beneficially owns 200,000 shares that are in his wife's name, Marlene L. Levy. Also included are 45,714 stock vested options exercisable at $.875.

(3) David Weitz owns 1,000 shares of common stock as well as 210,000 options to purchase common stock at $.01 per share, all of which are vested.

(4) Kenneth Borow, M.D. owns 18,200 shares of common stock as well as 250,000 options to purchase common stock at $3.875 per share, 50,000 of which are vested.

(5)  10,000 of which are vested stock options for being an outside Director.

(6) William Robinson owns 20,000 options to purchase common stock at $5.375 per share, all of which are vested.


ITEM 12.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

     None for the fiscal year ended December 31, 1996.

ITEM 13.  EXHIBITS AND REPORTS ON FORM 8-K

     (a) The following documents are filed as a part of this Report at the pages indicated.

          (1)  Consolidated Financial Statements

          Independent Auditors' Report                                F-1
          Consolidated Balance Sheets - December 31, 1996
          and 1995                                                    F-2 - F3
          Consolidated Statements of Operations -
          December 31, 1996 and 1995                                  F-4
          Consolidated Statements of Stockholders' Equity
          (Impairment) December 31, 1996 and 1995                     F-5
          Consolidated Statements of Cash Flows -
          December 31, 1996 and 1995                                  F-6
          Notes to the Consolidated Financial Statements              F-7 - F-11

          (2) Consolidated Financial Statements Schedules

          Schedules that are not included have been omitted because either they are not required or are not applicable or because the required information has been included elsewhere in the Consolidated Financial Statements or the notes thereto.

          (3) Exhibits

               3.1 Certificate of Incorporation of Future Medical Technologies International, Inc. (formerly West End Ventures, Inc.), a Nevada corporation (the "Registrant").(1)
               3.2  Bylaws of Future Medical Technologies International,
                    Inc.(1)
               10.4 1996 Stock Option Plan (2)
_________________________
(1) Filed as an exhibit, to the Company's Registration Statement on Form S-1 (No. 33-43537) filed with the Securities & Exchange Commission on October 25, 1991, March 24, 1991 and June 22, 1992 and incorporated herein by reference.
(2)  Incorporated by reference from Proxy Statement for 1996 Annual Meeting.

                             COVALENT GROUP, INC.
                   YEARS ENDED DECEMBER 31, 1996 AND 1995




                                    INDEX



                                                             Page(s)
                                                             -------
INDEPENDENT AUDITORS' REPORT                                   F-1

CONSOLIDATED FINANCIAL STATEMENTS

Consolidated Balance Sheets                                 F-2 - F-3

Consolidated Statements of Operations                          F-4

Consolidated Statements of Stockholders' Equity                F-5

Consolidated Statements of Cash Flows                          F-6

Notes to Consolidated Financial Statements                  F-7 - F-11

                         INDEPENDENT AUDITORS' REPORT



To the Board of Directors and Stockholders
Covalent Group, Inc.
One Glenhardie Corporate Center
1275 Drummers Lane
Wayne, PA  19087


     We have audited the accompanying consolidated balance sheets of Covalent Group, Inc. as of December 31, 1996 and 1995, and the related consolidated statements of operations, stockholders equity and cash flows
for the  years then ended.   These  financial  statements are the
responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

     We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements
are  free  of material misstatement.   An  audit  includes examining, on a test
basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

     In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Covalent Group, Inc. as of December 31, 1996 and 1995 and the results of its operations and its cash flows for the years then ended in conformity with generally accepted accounting principles.


                                   BARATZ & ASSOCIATES, P.A.

February 5, 1997

                             COVALENT GROUP, INC.
                         CONSOLIDATED BALANCE SHEETS
                         DECEMBER 31, 1996 AND 1995


                                                  1996        1995
                                                  ----        ----
    Assets
    ------
Current Assets
--------------
Cash and cash equivalents                    $   922,010 $   298,583
Accounts receivable              (Notes 2&4)   3,133,791     124,736
Note receivable, current         (Notes 3&9)      25,000
Prepaid expenses                                  82,649      39,123
Net assets of discontinued
  operations                     (Note 3)                    389,654
Deferred income taxes            (Notes 2&5)      96,363
                                             ----------- -----------
    Total Current Assets                       4,259,813     852,096
    --------------------                     ----------- -----------

Property and Equipment           (Note 2)
----------------------
Equipment                                        616,971     389,943
Furniture and fixtures                           110,522      56,300
                                             ----------- -----------
                                                 727,493     446,243
Less accumulated depreciation                 (  203,699) (   84,413)
                                             ----------- -----------
    Net Property and Equipment                   523,794     361,830
    --------------------------               ----------- -----------
Other Assets
------------
Note receivable, less current
  portion                        (Notes 3&9)     200,000
Deposits                                           6,538       5,038
Other                                              1,816       3,093
                                             ----------- -----------
    Total Other Assets                           208,354       8,131
    ------------------                       ----------- -----------

    Total Assets                             $ 4,991,961 $ 1,222,057
    ------------                             =========== ===========

                    The accompanying notes are an integral
                      part of these financial statements

                             COVALENT GROUP, INC.
                         CONSOLIDATED BALANCE SHEETS
                         DECEMBER 31, 1996 AND 1995

                                                1996          1995
                                                ----          ----
    Liabilities and Stockholders' Equity
    ------------------------------------
Current Liabilities

Accounts payable                             $   687,931 $    24,828
Accrued liabilities                                8,567       4,030
Advance billings                   (Note 2)      585,868
                                             ----------- -----------
    Total Liabilities                          1,282,366      28,858
    -----------------                        ----------- -----------
Commitments                        (Note 6)
-----------
Stockholders' Equity
--------------------
Common stock, $.001 par value,
  25,000,000 shares authorized,
  11,602,715 and 10,767,984
  issued and outstanding at
  December 31, 1996 and 1995,
  respectively                                    11,603      10,768
Additional paid-in capital                     9,083,632   7,149,389
Unearned compensation                                     (   57,575)
Deficit                                       (5,385,640) (5,909,383)
                                             ----------- -----------
    Total Stockholders' Equity                 3,709,595   1,193,199
    --------------------------               ----------- -----------

    Total Liabilities and
      Stockholders' Equity                   $ 4,991,961 $ 1,222,057
    ----------------------                   =========== ===========

                    The accompanying notes are an integral
                      part of these financial statements

                             COVALENT GROUP, INC.
                    CONSOLIDATED STATEMENTS OF OPERATIONS
                   YEARS ENDED DECEMBER 31, 1996 AND 1995



                                                 1996        1995
                                                 ----        ----
Revenues                        (Notes 2&7) $ 10,352,483 $ 1,491,867
--------
Cost of Revenues                               6,330,984     454,588
----------------                            ------------ -----------
Gross Profit                                   4,021,499   1,037,279
------------                                ------------ -----------
Operating Expenses

General and administrative      (Notes 2&6)    2,252,697   1,713,495
Research and development        (Note 2)         882,617     179,538
                                            ------------ -----------
    Total Operating Expenses                   3,135,314   1,893,033
    ------------------------                ------------ -----------
Income (Loss) from Operations                    886,185  (  855,754)
-----------------------------               ------------ -----------
Other Income (Expense)
----------------------
Interest income                                   93,594      19,706
Miscellaneous expense                        (     1,044) (    6,265)
                                            ------------ -----------
     Total Other Income
       (Expense)                                  92,550      13,441
     ------------------                     ------------ -----------
Income (Loss) From Continuing
  Operations Before Income
  Tax Benefit                                    978,735  (  842,313)
-----------------------------
Income tax benefit              (Notes 2&5)       34,356
                                            ------------ -----------
Income (Loss) From Continuing
  Operations                                   1,013,091  (  842,313)
-----------------------------               ------------ -----------
Discontinued Operations         (Notes 3&9)
-----------------------
Loss from operations (net of
  income tax benefit of $53,440
  in 1996 and $0 in 1995)                    (   103,736) (  357,442)
Gain from extinguishment of debt                             163,677
Loss from disposition of subsidiary          (   328,037)
                                            ------------ -----------
Loss From Discontinued Operations            (   431,773) (  193,765)
---------------------------------           ------------ -----------
Net Income (Loss)                           $    581,318 $(1,036,078)
-----------------                           ============ ===========
Net Income (Loss) Per Common
  and Common Equivalent Share   (Note 2)
-----------------------------
Income (loss) from continuing
  operations                                $        .09 $(      .10)
Discontinued operations                      (       .04) (      .02)
                                            ------------ -----------
Net Income (Loss)                           $        .05 $(      .12)
-----------------                           ============ ===========
Weighted Average Common
  Shares Outstanding                          11,579,316   8,813,800
-----------------------                     ============ ===========

                     The accompanying notes are an integral
                       part of these financial statements

                             COVALENT GROUP, INC.
               CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
                    YEARS ENDED DECEMBER 31, 1996 AND 1995

                                                   Additional
                                 Common Stock       Paid-In        Unearned
                              Shares     Amount     Capital      Compensation       Deficit            Total
                          -------------------------------------------------------------------------------------
Balance,
  January 1, 1995           1,518,702  $  1,519   $ 4,779,014      $( 57,575)      $(4,873,305)    $(150,347)

Reverse stock split
  (5 for 7)               (   433,918)  (   435)          435
Acquisition
(Notes 2 & 9)               7,200,000     7,200    (    7,200)
Acquisition
(Notes 2 & 9)                                      (   33,292)                                      (   33,292)
Common stock issued         2,463,200     2,464     2,390,452                                        2,392,916
Stock options exercised        20,000        20        19,980                                           20,000
Net loss for the year                                                               (1,036,078)     (1,036,078)
                          -----------  --------   -----------      ---------       -----------     -----------
Balance,
  December 31, 1995        10,767,984    10,768     7,149,389       ( 57,575)       (5,909,383)      1,193,199

Reclassification of
  unearned compensation                                               57,575        (   57,575)
Common stock issued           720,231       720     1,830,872                                        1,831,592
Stock options exercised       114,500       115       103,371                                          103,486
Net income for the year                                                                581,318         581,318
                          -----------  --------   -----------      ---------       -----------     -----------
Balance,
  December 31, 1996        11,602,715  $ 11,603   $ 9,083,632      $       0       $(5,385,640)    $ 3,709,595
                          ===========  ========   ===========      =========       ============    ===========

                   The accompanying notes are an integral
                     part of these financial statements

                              COVALENT GROUP, INC.
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                    YEARS ENDED DECEMBER 31, 1996 AND 1995


                                               1996        1995
                                               ----        ----
Cash Flows From Operating Activities
------------------------------------
Net income (loss) for the year            $   581,319  $(1,036,078)

Adjustments to Reconcile Net
  Income (Loss) to Net Cash Used In
  Operating Activities
-----------------------------------
Depreciation and amortization                 142,443      105,655
Loss on disposition of subsidiary             328,037
Gain on extinguishment of debt                          (  163,677)

Changes in Operating Assets
  and Liabilities
---------------------------
Increase in accounts receivable            (3,009,827)  (   76,592)
Decrease in note receivable                    25,000
Increase in inventories                    (   60,966)  (   59,377)
Increase in prepaid expenses               (   43,526)  (   28,906)
Increase in deferred income taxes          (   96,363)
Increase in deposits                       (    1,500)
Increase (decrease) in accounts payable
  and accrued liabilities                     600,820   (  731,879)
Decrease in accrued salaries                                32,040
Increase in advance billings                  585,868
                                          -----------  -----------
Net Cash Used In Operating Activities      (  948,695)  (1,958,814)
-------------------------------------     -----------  -----------
Cash Flows from Investing Activities
------------------------------------
Purchases of intangible assets             (    5,992)  (   18,832)
Purchases of equipment and furniture       (  318,660)  (  209,355)
Net change in assets of discontinued
  operations                               (   40,555)
                                          -----------  -----------
Net Cash Used In Investing Activities      (  365,207)  (  228,187)
-------------------------------------     -----------  -----------
Cash Flows From Financing Activities
------------------------------------
Proceeds from sales of common stock
  and option exercises                      1,935,077    2,382,916
Payments of officers loans                              (   26,349)
Debt reduction                             (    5,000)  (  147,508)
Acquisition of CRA, net of cash acquired                   265,404
                                          -----------  -----------
Net Cash Provided By Financing Activities   1,930,077    2,474,463
----------------------------------------- -----------  -----------
Net Increase in Cash                          616,175      287,462
--------------------
Cash at Beginning of Year                     305,835       18,373
-------------------------                 -----------  -----------
Cash at End of Year                       $   922,010  $   305,835
-------------------                       ===========  ===========
Supplemental Cash Flow Information  (Note 9)
----------------------------------

                     The accompanying notes are an integral
                       part of these financial statements

                             COVALENT GROUP, INC.
                 NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                        DECEMBER 31, 1996 AND 1995


1.   Description of Business

     Covalent Group, Inc. (the Company), formerly Future Medical Technologies International, Inc. (FMTI), is a leading contractual research organization, providing clinical research and development services to pharmaceutical, biotechnology, medical service and managed care organizations. The Company initiates, designs and monitors clinical trials, manages and analyzes clinical data and offers other related services and products.

2.  Summary of Significant Accounting Policies

     Use of Estimates

     The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the period. Actual results could differ from those estimates.

     Principles of Consolidation

     The consolidated financial statements include the accounts of the Company and its wholly owned subsidiaries. Intercompany transactions and balances have been eliminated in consolidation.

     Revenue Recognition

     Fixed price contract revenue is recognized using the percentage of completion method based on the ratio of costs incurred to date to estimated total costs at completion. Revenue from other contracts is recognized as services are provided. Revenue related to contract modifications is recognized when realization is assured and the amounts are reasonably determinable. Adjustments to contract cost estimates are made in the periods in which the facts which require the revisions become known. When the revised estimate indicates a loss, such loss is provided for currently in its entirety. Unbilled accounts receivable represents revenue recognized in excess of amounts billed. Advance billings represents amounts billed in excess of revenue recognized.

     Property and Equipment

     Property and equipment are recorded at cost. Depreciation is provided using a combination of straight line and accelerated methods over the estimated useful lives of the assets. No material differences would result if depreciation was provided under the straight line method. Depreciation expense for the years ended December 31, 1996 and 1995 was $132,099 and $95,567, respectively.

                    The accompanying notes are an integral
                      part of these financial statements

Expenditures for maintenance and repairs are charged against income as incurred. When assets are sold or retired, the cost and accumulated depreciation are removed from the accounts and any gain or loss is included in income.

     Research and Development

     Research and development costs ($882,617 in 1996; $179,538 in 1995) are charged to operations when incurred.

     Reclassification

     Certain prior year balances have been reclassified to conform to current year presentation.

     Income Taxes

     The Company uses Statement of Financial Accounting Standards No. 109, "Accounting for Income Taxes" (SFAS 109) in reporting deferred income taxes. SFAS 109 requires a company to recognize deferred tax assets and liabilities for the expected future income tax consequences of events that have been recognized in the company's financial statements. Under this method, deferred tax assets and liabilities are determined based on temporary differences between the financial carrying amounts and the tax bases of assets and liabilities using enacted tax rates in effect in the years in which the temporary differences are expected to reverse.

     Net Income (Loss) Per Common and Common Equivalent Share

     Net income (loss) per common and common equivalent share is based on the weighted average number of common and common equivalent shares (stock options and warrants) outstanding in each period. The computation of fully diluted net income (loss) per common and common equivalent share was antidilutive in each of the periods presented.

     Acquisition

     On February 22, 1995, Covalent Research Alliance Corp. (CRA) was acquired by the Company through the issuance of 7.2 million shares of FMTI stock which were exchanged for all of the outstanding shares of CRA. The acquisition qualified as a tax free reorganization and was accounted for as a pooling of interests. Proforma results of the Company, assuming the acquisition occurred at the beginning of the year, would not be materially different from the actual results reported.

3.   Discontinued Operations

     On July 31, 1996, the Company sold all of the assets and liabilities of FMT for $250,000 and certain royalty payments upon the sale of certain products up to five years. $25,000 of the selling price was received in 1996 and the remaining balance is due in annual installments of $25,000 (1997), $50,000 (1998 and 1999) and $100,000 (2000). Interest is charged at 7% per annum.
FMT was accounted for as discontinued operations and accordingly, assets, liabilities and operations were segregated in the accompanying consolidated

                     The accompanying notes are an integral
                       part of these financial statements
balance sheets and statements of operations. Discontinued operations have not been segregated in the consolidated statements of cash flows, therefore, certain captions will not agree with the consolidated balance sheets and statements of operations captions.

     Sales associated with FMT were $158,620 and $284,669 for the seven months ended July 31, 1996 and the year ended December 31, 1995. Related losses were $157,176 and $193,765 for the same periods.

4.   Accounts Receivable

     Accounts receivable consisted of the following at December 31, 1996:

                Billed                   $ 3,127,548
                Unbilled                       6,243
                                         -----------
                                         $ 3,133,791
                                         ===========

     No provisions for uncollectible accounts were made in 1996 and 1995; the Company considered all receivable balances fully collectible due to historic bad debt experience and the financial stability of prior and existing customers.

5.  Income Tax Benefit

     Income taxes are based on reported results of operations; deferred income taxes reflect the impact of temporary differences. Income tax benefit consisted of the following at December 31, 1996:

           Current
           -------
            State                                     $( 8,567)

           Deferred Benefit
           ----------------
            Federal                                     35,155
            State                                        7,768
                                                      --------
                                                        42,923
                                                      --------
                                                      $ 34,356
                                                      ========

                    The accompanying notes are an integral
                       part of these financial statements

     The Company had net operating losses in 1995; no provisions were made for income taxes. At December 31, 1996, the Company had available federal and state net operating loss carryforwards approximating $310,000 (federal) and $91,000 (state). The carryforwards expire 2010 (federal) and 1997 (state).

     Components of deferred income taxes at December 31, 1996 and 1995 were as follows:

                                                   1996        1995
                                                   ----        ----
       Deferred Tax Asset
       ------------------
       Net operating loss carryforwards         $ 113,965  $ 1,600,000
       Less valuation allowance                             (1,600,000)
                                                ---------  -----------
           Total Deferred Tax Asset               113,965          0
           ------------------------
       Deferred Tax Liability
       ----------------------
       Accumulated depreciation                  ( 17,602)
                                                ---------  -----------
       Net Deferred Tax Asset                   $  96,363  $       0
                                                =========  ===========

     In 1995, a valuation allowance was provided for net operating loss carryforwards which were estimated to expire before they were utilized.
In 1996, all net operating loss carryforwards are expected to be realized.

6.  Commitments

     The Company leases office facilities under a noncancellable operating lease expiring in December 2001. Rent expense charged to operations was $75,240 in 1996 and $82,286 in 1995. Future minimum annual rental commitments under the noncancellable lease obligation are $243,901 annually through 2001.

7.   Major Customer

     For the years ended December 31, 1996 and 1995, one pharmaceutical customer accounted for approximately $7,900,000 (76%) and $209,000 (14%) of the Company's revenues, respectively. The 1996 sales to this customer consisted of four separate clinical trials.

8.   Stock and Employee Benefit Plans

     Common Stock Options

     The Company's 1996 stock incentive plan and 1995 employee stock option plan provide for the granting of incentive and non-qualified stock options

                    The accompanying notes are an integral
                      part of these financial statements
for the purchase of shares of common stock to directors, officers, employees and consultants, depending upon the provisions of the plan. The Board of Directors determine the option exercise price per share (market price), vesting period and expiration date (generally up to five years). Stock option transactions were as follows:

                                           Shares Under Option
                                           -------------------
                                           1996            1995
                                           --------------------
    Outstanding, beginning of year       2,212,374        416,624
    Granted                                604,500      1,815,750
    Retired                             (  676,896)
    Gifted back to the Company          (  475,000)
    Exercised (at $.875 to $1.20
      per share in 1996; $1.00 per
      share in 1995                     (  114,500)    (   20,000)
                                        ----------     ----------
    Outstanding, end of year (at prices
      ranging from $.03 to $6.125 per
      share)                             1,550,478      2,212,374
                                        ==========     ==========

     401(k) Plan

     The Company sponsors a 401(k) plan covering substantially all employees after a specified period of service. Eligible employees may contribute up to 15% of their annual compensation to the plan. The Company does not match employee contributions.

9.   Supplemental Cash Flow Information

     Noncash investing and financing activities for the year ended December 31, 1996 consisted of the sale of the assets and liabilities of FMT in consideration for a $250,000 note receivable, of which $25,000 was received in 1996. The transaction was recorded as follows:

              Net assets sold              $ 578,037
              Proceeds from sale             250,000
                                           ---------
              Loss on disposition          $ 328,037
                                           =========

     Noncash investing and financing activities for the year ended December 31, 1995 consisted of the acquisition of CRA through the issuance of stock. The transaction was recorded as follows:

         Fair value of assets acquired               $ 563,009
         Liabilities assumed                          (596,301)
                                                     ---------
                                                     $( 33,292)
                                                     =========

     During 1995, the Company issued it's common stock as repayment of a $30,000 note payable.

                     The accompanying notes are an integral
                       part of these financial statements

In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                   COVALENT GROUP, INC.

Dated: 3/31/97                     By:  /s/Bruce LaMont
                                        --------------------------------
                                        Bruce LaMont, President, Chief
                                        Executive Officer and Director

Dated: 3/31/97                     By: /s/William K. Robinson
                                        --------------------------------
                                        William K. Robinson, Chief
                                        Financial Officer and Director

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.


Dated: 3/31/97                     By:  /s/Bruce LaMont
                                        --------------------------------
                                        Bruce LaMont, President, Chief
                                        Executive Officer and Director

Dated: 3/31/97                     By:  /s/William K. Robinson
                                        --------------------------------
                                        William K. Robinson, Chief
                                        Financial Officer and Director

Dated: 3/31/97                     By:  /s/John Whittle
                                        --------------------------------
                                        John Whittle, Director