Form 10QSB
period 1997-03-31
COVALENT GROUP INC
filed 1997-05-09
CIK 856569

                  SECURITIES AND EXCHANGE COMMISSION
                        WASHINGTON, D.C. 20549
                              FORM 10-QSB




(Mark One)

 X QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED MARCH 31, 1997.

___ TRANSITION  REPORT  PURSUANT  TO  SECTION  13  OR  15(d)  OF   THE
    SECURITIES EXCHANGE ACT OF 1934 FOR THE TRANSITION PERIOD FROM _________ TO ________.


Commission file number   33-43537


                          COVALENT GROUP, INC.
              (Name of small business issuer in its charter)


              Nevada                            56-1668867

(State of other jurisdiction of (I.R.S. Employer Identification No.) (incorporation or organization)


           One Glenhardie Corporate Center, 1275 Drummers Lane
                        Wayne, Pennsylvania 19087
          (address of principal executive offices)   (Zip Code)


Issuer's telephone number: 610-975-9533


Check  whether the issuer (1) filed all reports required to be filed  by
Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No

State the number of shares outstanding of each of the issuer's classes of common equity, as of May 9, 1997.


Common Stock, Par Value  $.001                               11,602,920
------------------------------                               ----------
         (Class)                                             Outstanding

Transitional Small Business Disclosure Format(check one): Yes    No X
                                                             ---   ---






FORM 10-QSB


                          COVALENT GROUP, INC.




                                INDEX



                                                              Page(s)
PART I.   Financial Information

     Item 1.  Consolidated Financial Statements

          Balance Sheet - March 31, 1997 (Unaudited)           2 & 3

          Statements of Operations (Unaudited) - Three
          Months Ended March 31, 1997 and 1996                   4

          Statements of Cash Flows (Unaudited) - Three
          Months Ended March 31, 1997 and 1996                   5

          Notes to Consolidated Financial Statements
          (Unaudited)                                          6 & 7

     Item 2.  Management's Discussion and Analysis of
              Financial Condition and Results of
              Operations                                       8 & 9

PART II.  Other Information                                     10

Signature Page                                                  11






FORM 10-QSB         PART I - FINANCIAL INFORMATION


                          COVALENT GROUP, INC.
                     CONSOLIDATED BALANCE SHEET
                            MARCH 31, 1997
                             (Unaudited)




    Assets
    ------
Current Assets
--------------
Cash                                                 $ 1,205,290
Accounts receivable                                    3,400,957
Note receivable, current                                  25,000
Prepaid expenses                                         246,035
Deferred income tax benefit                              199,871
                                                       ---------
    Total Current Assets                               5,077,153
    --------------------                               ---------
Property and Equipment
----------------------
Equipment                                                647,139
Furniture and fixtures                                   159,022
                                                       ---------
                                                         806,161
Less accumulated depreciation                         (  239,105)
                                                       ---------
    Net Property and Equipment                           567,056
    --------------------------                         ---------
Other Assets
------------
Note receivable, less current portion                    200,000
Security deposit                                           6,538
Other asset                                                1,497
                                                       ---------
    Total Other Assets                                   208,035
    ------------------                                 ---------
    Total Assets                                     $ 5,852,244
    ------------                                       =========








             See accompanying notes to financial statements.

FORM 10-QSB

                           COVALENT GROUP, INC.
                       CONSOLIDATED BALANCE SHEET
                             MARCH 31, 1997
                               (Unaudited)




    Liabilities and Shareholders' Equity
    ------------------------------------
Current Liabilities
-------------------
Accounts payable                                     $ 1,774,090
Advance billings                                         269,776
                                                       ---------
    Total Liabilities                                  2,043,866
    -----------------                                  ---------

Shareholders' Equity
--------------------
Common stock, $.001 par value per
  share, authorized 25,000,000 shares,
  issued and outstanding 11,602,920
  shares                                                  11,603
Additional paid-in capital                             9,083,632
Deficit                                               (5,286,857)
                                                       ---------

    Total Shareholders' Equity                         3,808,378
    --------------------------                         ---------

    Total Liabilities and
      Shareholders' Equity                           $ 5,852,244
    ----------------------                             =========












             See accompanying notes to financial statements.

FORM 10-QSB
                         COVALENT GROUP, INC.
                 CONSOLIDATED STATEMENTS OF OPERATIONS
                              (Unaudited)


                                                  For Three Months
                                                   Ended March 31,
                                              ------------------------
                                                 1997          1996
                                                 ----          ----
Revenues                                    $  3,045,718   $ 1,707,152
--------
Cost of Revenues                               2,312,772       982,896
----------------                              ----------     ---------
Gross Profit                                     732,946       724,256
------------
Operating Expenses
------------------
General and administrative                       585,546       463,683
Research and development                         165,571       121,442
                                              ----------     ---------
Total Operating Expenses                         751,117       585,125
------------------------                      ----------     ---------
Income (Loss) From Operations                (    18,171)      139,131
-----------------------------
Other Income                                      13,445        16,276
------------                                  ----------     ---------
Income (Loss) From Continuing
  Operations Before Income Tax Benefit       (     4,726)      155,407
--------------------------------------
Income tax benefit                               103,508
                                              ----------     ---------
Income From Continuing Operations                 98,782       155,407
---------------------------------
Discontinued Operations
-----------------------
Loss from operations                                        (   40,347)
                                              ----------     ---------
Net Income                                  $     98,782   $   115,060
----------                                    ==========     =========
Net Income Per Common and
  Common Equivalent Share                            .01           .01
-------------------------                     ==========    ==========
Weighted Average Common
  Shares Outstanding                          12,125,677    10,856,081
-----------------------                       ==========    ==========



             See accompanying notes to financial statements.

FORM 10-QSB
                           COVALENT GROUP, INC.
                  CONSOLIDATED STATEMENTS OF CASH FLOWS
                              (Unaudited)

                                               Three Months Ended
                                                   March 31,
                                             -----------------------
                                               1997          1996
                                               ----          ----
Cash Flows From Operating Activities
------------------------------------
Net income for the period                  $    98,782   $   115,060
Adjustments to Reconcile Net Income
  To Net Cash Provided By Operating
  Activities
-----------------------------------
Amortization and depreciation                   35,406        24,916
Changes In Operating Assets
  and Liabilities
---------------------------
Increase in accounts receivable             (  267,166)   (  564,943)
Increase in other receivable                              (    9,000)
(Increase) decrease in prepaid expenses     (  163,386)       32,293
Increase in deferred income tax benefit     (  103,508)
Decrease (increase) in other asset                 319    (   50,658)
Decrease in accounts payable                 1,077,592       183,549
(Decrease) increase in advance billings     (  316,091)    1,466,136
                                             ---------     ---------
Net Cash Provided By Operating
  Activities                                   361,948     1,197,353
------------------------------               ---------     ---------
Cash Flows From Investing Activities
------------------------------------
Purchases of equipment and furniture        (   78,668)   (  129,456)
Net change in assets of discontinued
  operations                                              (   77,856)
                                             ---------     ---------
Net Cash Used In Investing Activities       (   78,668)   (  207,312)
-------------------------------------        ---------     ---------
Cash Flows Provided By Financing Activities
-------------------------------------------
Proceeds from sales of common stock
  and option exercises                                       119,245
                                             ---------     ---------
Net Increase In Cash                           283,280     1,109,286
--------------------
Cash at Beginning of Period                    922,010       298,583
---------------------------                  ---------     ---------
Cash at End of Period                      $ 1,205,290  $  1,407,869
---------------------                        =========     =========

            See accompanying notes to financial statements.

FORM 10-QSB
                          COVALENT GROUP, INC.
               NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.   Description of Business

     Covalent Group, Inc. (the Company), formerly Future Medical Technologies International, Inc., is a leading contractual research organization, providing clinical research and development services to pharmaceutical, biotechnology, medical services and managed care organizations. The Company initiates, designs and monitors clinical trials, manages and analyzes clinical data and offers other related services and products.

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

     Principles of Consolidation

     The consolidated financial statements include the accounts of the Company and its wholly owned subsidiary. Intercompany transactions and balances have been eliminated in consolidation.

     Basis of Presentation

     The financial statements for the three months ended March 31, 1997 have been prepared without audit and, in the opinion of management, reflect all adjustments necessary (consisting only of normal recurring adjustments) to present fairly the Company's financial position at March 31, 1997 and the results of its operations and its cash flows for the interim and cumulative periods presented. Such financial statements do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. For further information, refer to the financial statements and footnotes thereto included in the Company's annual report on Form 10-KSB for the year ended December 31, 1996.

     Operating results for the three months ended March 31, 1997 are not necessarily indicative of the results for the year ending December 31, 1997.

     Revenue Recognition

     Fixed price contract revenue is recognized using the percentage of completion method based on the ratio of costs incurred to date to estimated total costs at completion. Revenue from other contracts is recognized as services are provided. Revenue related to contract modifications is recognized when realization is assured and the amounts are reasonably determinable. Adjustments to contract cost estimates are made in the periods in which the facts which require the revisions become known. When the revised estimate indicates a loss, such loss is provided for currently in its entirety. Unbilled accounts receivable, included in accounts receivable, represent revenue recognized in excess of amounts billed. Advance billings represent amounts billed in excess of revenue recognized.

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

     Research and Development

     Research and development costs are charged to operations when incurred.

     Reclassification

     Certain prior year balances have been reclassified to conform to current year presentation.

     Net Income Per Common and Common Equivalent Share

     Net income per common and common equivalent share is based on the weighted average number of common and common equivalent shares (stock options and warrants) outstanding in each period. The computation of fully diluted net income per common and common equivalent share was antidilutive in each of the periods presented.

3.   Discontinued Operations

     On July 31, 1996, the Company sold all of the assets and liabilities of Future Medical Technologies, Inc. (FMT) for $250,000 and certain royalty payments upon the sale of certain products for up to five years. $25,000 of the selling price was received in 1996 and the remaining balance is due in annual installments of $25,000 (1997), $50,000 (1998 and 1999) and $100,000 (2000).
     Interest is charged at 7% per annum. FMT was accounted for as discontinued operations and accordingly, assets, liabilities and operations were segregated in the accompanying consolidated balance sheet and statements of operations.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The information set forth and discussed below for the three months ended March 31, 1997 is derived from the Consolidated Financial Statements included elsewhere herein. The financial information set forth and discussed below is unaudited but, in the opinion of management, reflects all adjustments (consisting of normal recurring accruals) necessary for a fair presentation of such information. The Company's results of operations for a particular quarter may not be indicative of results expected during the other quarters or for the entire year.

GENERAL

Covalent Group, Inc. (the Company), and its wholly owned subsidiary Covalent Research Alliance Corp., is a research management organization that designs, coordinates and monitors clinical trials in drug development for some of the world's leading pharmaceutical firms. In addition, using advanced technologies, the Company works extensively in managed care, medial outcomes research and health management programs that focus on compliance and provider/patient behavior modification. Revenue is derived principally from the identification, placement, monitoring and management of clinical development studies in the traditional pharmaceutical, as well as managed care environment.

The Company's quarterly results can fluctuate as a result of a number of factors, including the Company's success in attracting new business, the size and duration of the clinical trials, the timing of client decisions to conduct new clinical trials or possible cancellation or delays of ongoing trials, and other factors, many of which are beyond the Company's control. Clinical research service contracts generally have terms ranging from several months to several years. A portion of the contract fee is generally payable upon execution of the contract, with the balance payable in installments over the life of the contract. Revenue and related cost of revenues are recognized as specific contract terms are fulfilled under the percentage of completion method.

Contracts generally may be terminated by clients with or without cause. Clinical trials may be terminated or delayed for several reasons, including unexpected results or adverse patient reactions to the drug, inadequate patient enrollment or investigator recruitment, manufacturing problems resulting in shortages of the drug or decisions by the client to de-emphasize or terminate a particular trial or development efforts on a particular drug. Depending on the size of the trial in questions, a client's decision to terminate or delay a trial in which the Company participates could have a materially adverse effect on the Company's backlog, future revenue and profitability.

The Company's backlog consists of anticipated revenues from signed contracts in excess of $10,000,000 at March 31, 1997. The Company believes that its backlog as of any date is not necessarily a meaningful predictor of future results.

Three Month Period Ended March 31, 1997 Compared To The Three Month Period Ended March 31, 1996.

Revenues for the three months ended March 31, 1997 increased 78% to $3,046,000 as compared to $1,707,000 for the three month period ended March 31, 1996. The increase of $1,339,000 is directly related to the number and size of clinical development studies.

Cost of revenues includes compensation and other expenses directly related to conducting clinical studies. These costs increased $1,330,000 from $983,000 to $2,313,000 for the three month periods ended March 31, 1996 and 1997, respectively. Cost of revenues as a percentage of total revenues was 76% for the three months ended March 31, 1997 as compared to 58% for the same period last year. The increase in relative percent is due to the type of clinical studies conducted and the different cost structures and complexity of contracts.

General and administrative expenses include all administrative personnel and business development, and all other support expenses not directly chargeable to specific contracts. General and administrative expenses for the three month period ended March 31, 1997 amounted to $586,000 as compared to $464,000 for the same period last year. As a percentage of revenues, general and administrative expenses decreased from 27% to 19% for the three month periods ended March 31, 1996 and 1997, respectively. The increase in the level of expenses from the 1996 period to 1997 is due to the overall expansion of the business and costs associated with building the necessary support infrastructure. The decrease in expenses as a percentage of revenues from 1996 to 1997 reflects the growth of clinical trial services.

Research and development expense for the three month period ended March 31, 1997 amounted to $166,000 as compared to $121,000 for the same period last year and relates to costs associated with developing an interactive voice recognition system. The 1997 expense is net of $79,000 in reimbursed costs funded by a client.

Other income decreased $3,000 from $16,000 for the three months ended March 31, 1997 to $13,000 for the three month period ended March 31, 1997 due to less interest income.

Net loss from discontinued operations for the three month period ended March 31, 1996 amounted to $40,000 and relates to three months of operations of Future Medical Technologies (FMT), a subsidiary of the Company, which was sold to a third party on July 26, 1996. All results associated with this business have been reclassified to this line for financial reporting purposes.

The financial impact of this transaction resulted in a one time nonrecurring loss of $328,000 which was charged to earnings in the quarter ended September 30, 1996. In 1997, the Company reached agreement with the purchaser, to treat the sale of FMT as an asset sale under Internal Revenue Code Section 338 (h) (10). Accordingly, the loss on the disposition of FMT is deductible for tax purposes against future net income. As a result, during the first quarter of 1997, the Company incurred an additional deferred tax asset of $104,000. Management anticipates the loss on disposition to be fully utilized.

Net income realized by the Company decreased by $16,000 from $115,000 to $99,000 for the three month period ended March 31, 1996 and 1997, respectively. The decrease in income was due to the above factors.

LIQUIDITY AND CAPITAL RESOURCES

The Company's contracts usually require a portion of the contract amount to be paid at the time the contract is initiated. Additional payments are generally made upon completion of negotiated performance requirements throughout the life of the contract. Cash receipts do not necessarily correspond to costs incurred and revenue recognized (revenue recognition is based on the percentage of completion accounting method). The Company typically receives a low volume of large-dollar receipts.
As a result, the number of days outstanding in accounts receivable will fluctuate due to the timing and size of cash receipts. Accounts receivable including unbilled services to clients was $3,401,000 at March 31, 1997 as compared to $3,134,000 at December 31, 1996.

Cash and cash equivalents increased by $283,000 for the period ended March 31, 1997 and was provided by operating activities, net of equipment purchases of $79,000.

The Company has a line of credit with a commercial bank providing a maximum credit facility of $1 million, and bears interest at a rate not to exceed 1% point above the bank's prime rate. Borrowings outstanding under the line are secured by substantially all of the assets of the Company. No borrowings were outstanding under the line of credit at March 31, 1997.

The Company's principal cash needs on both a short and long-term basis are for the funding of its operations, and capital expenditure requirements. The Company expects to continue expanding its operations through internal growth, expansion of existing list of services as well as developing the new service products for clinical research and the healthcare industry. The Company expects such activities will be funded from existing cash and cash equivalents and cash flow from operations.

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

                          None.

              ITEM 3.     Defaults Upon Senior Securities:

                          None.

              ITEM 4.     Submission of Matters to a Vote of Security
                          Holders:

                          None.

              ITEM 5.     Other Information:

                          None.

              ITEM 6.     Exhibits and Reports on Form 8-K:

                          None.

                            SIGNATURES


    In accordance with the requirements of the Exchange Act, the Registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.



                                      COVALENT GROUP, INC.




Dated:  May 9, 1997                By:/s/Bruce LaMont
                                      -----------------------
                                      Bruce LaMont, President
                                      and Chief Executive Officer



Dated:  May 9, 1997                By:/s/William K. Robinson
                                      -----------------------
                                      William K. Robinson, Chief
                                      Financial Officer