Form 10-Q
period 1997-06-30
COVALENT GROUP INC
filed 1997-08-07
CIK 856569

                      SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C. 20549
                                  FORM 10-QSB




(Mark One)

 X QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED JUNE 30, 1997.

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


One Glenhardie Corporate Center, 1275 Drummers Lane, Wayne, PA 19087
     (address of principal executive offices)             (Zip Code)


Issuer's telephone number: 610-975-9533


Check  whether the issuer (1) filed all reports required to be filed  by
Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No

State the number of shares outstanding of each of the issuer's classes of common equity, as of July 31, 1997.


Common Stock, Par Value  $.001                               11,675,914
------------------------------                               -----------
         (Class)                                             Outstanding

Transitional Small Business Disclosure Format (check one): Yes    No X

FORM 10-QSB


                              COVALENT GROUP, INC.


                                    INDEX


                                                             Page(s)
                                                             -------
PART I.   Financial Information

     Item 1.  Consolidated Financial Statements

          Balance Sheet - June 30, 1997 (Unaudited)           2 & 3

          Statements of Operations (Unaudited) - Six
          Months Ended June 30, 1997 and 1996                   4

          Statements of Cash Flows (Unaudited) - Six
          Months Ended June 30, 1997 and 1996                   5

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

FORM 10-QSB             PART I - FINANCIAL INFORMATION

                              COVALENT GROUP, INC.
                         CONSOLIDATED BALANCE SHEET
                                JUNE 30, 1997
                                 (Unaudited)


    Assets

Current Assets
--------------
Cash                                                 $ 2,021,779
Accounts receivable                                    3,984,932
Note receivable, current                                  37,500
Costs and estimated earnings in
  excess of billings on uncompleted
  contracts                                              930,154
Prepaid expenses                                         217,538
Deferred income taxes                                    199,871
                                                     -----------
    Total Current Assets                               7,391,774
    --------------------                             -----------
Property and Equipment
----------------------
Equipment                                                738,810
Furniture and fixtures                                   172,165
Leasehold improvements                                    59,440
                                                     -----------
                                                         970,415
Less accumulated depreciation and
  amortization                                        (  279,092)
                                                     -----------
    Net Property and Equipment                           691,323
    --------------------------                       -----------
Other Assets
------------
Note receivable, less current portion                    187,500
Security deposit                                           6,538
Other asset                                                1,177
                                                     -----------

    Total Other Assets                                   195,215
    ------------------                               -----------
    Total Assets                                     $ 8,278,312
    -----------                                      ===========

                See accompanying notes to financial statements.

FORM 10-QSB

                               COVALENT GROUP, INC.
                           CONSOLIDATED BALANCE SHEET
                                  JUNE 30, 1997
                                   (Unaudited)







    Liabilities and Shareholders' Equity
    ------------------------------------
Current Liabilities
-------------------
Accounts payable                                     $ 3,034,994
Advance billings                                       1,467,763
                                                     -----------
    Total Liabilities                                  4,502,757
    -----------------                                -----------

Shareholders' Equity
--------------------
Common stock, $.001 par value per
  share, authorized 25,000,000 shares,
  issued and outstanding 11,675,914
  shares                                                  11,676
Additional paid in capital                             9,147,429
Deficit                                               (5,383,550)
                                                      ----------
    Total Shareholders' Equity                         3,775,555
    --------------------------                        ----------

    Total Liabilities and
      Shareholders' Equity                           $ 8,278,312
    ----------------------                           ===========

               See accompanying notes to financial statements.

FORM 10-QSB
                                 COVALENT GROUP, INC.
                       CONSOLIDATED STATEMENTS OF OPERATIONS
                                    (Unaudited)

                                 For Three Months        For Six Months
                                  Ended June 30,         Ended June 30,
                                 1997        1996        1997        1996
                                 ----        ----        ----        ----
Revenues                      $3,267,726  $2,228,969  $6,313,444  $3,936,151
--------
Cost of Revenues               2,549,422   1,189,604   4,862,194   2,172,500
----------------              ----------  ----------  ----------  ----------
Gross Profit                     718,304   1,039,365   1,451,250   1,763,651
------------
Operating Expenses
------------------
General and administrative       596,450     486,790   1,181,996     950,473
Research and development         255,399     176,146     420,970     297,294
                              ----------  ----------  ----------  ----------
Total Operating Expenses         851,849     662,936   1,602,966   1,247,767
------------------------      ----------  ----------  ----------  ----------
Income (Loss) From Operations (  133,545)    376,429  (  151,716)    515,884
----------------------------- ----------  ----------  ----------  ----------
Other Income (Expense)
---------------------
Miscellaneous income              36,853      17,824      50,298      34,100
Miscellaneous expense                     (      696)             (      996)
                              ----------  ----------  ----------  ----------
Total Other Income (Expense)      36,853      17,128      50,298      33,104
---------------------------   ----------  ----------  ----------  ----------
Income (Loss) From Continuing
  Operations Before Income
  Tax Benefit                 (   96,692)    393,557  (  101,418)    548,988
----------------------------
Income tax benefit                                       103,508
                              ----------  ----------  ----------  ----------
Income (Loss) From
  Continuing Operations       (   96,692)    393,557       2,090     548,988
-----------------------
Discontinued Operations
-----------------------
Loss from operations                      (   89,742)             (  130,113)
                              ----------  ----------  ----------  ----------
Net Income (Loss)            $(   96,692) $  303,815  $    2,090  $  418,875
----------------             ===========  ==========  ==========  ==========
Net Income (Loss) Per Common
  and Common Equivalent
  Share                      $(      .01)$       .03  $      .00 $       .04
---------------------------- =========== ===========  ========== ===========

Weighted Average Common
  Shares Outstanding          12,328,462  11,021,568  12,373,164  10,942,490
-----------------------       ==========  ==========  ==========  ==========

                   See accompanying notes to financial statements.

FORM 10-QSB
                               COVALENT GROUP, INC.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                  (Unaudited)




                                                Six Months Ended
                                                   June 30,
                                               1997          1996
                                               ----          ----
Cash Flows From Operating Activities
------------------------------------
Net income for the period                  $     2,090   $   418,875

Adjustments to Reconcile Net Income
  To Net Cash Provided By Operating
  Activities
-----------------------------------
Depreciation and amortization                   76,032        70,467

Changes In Operating Assets
  and Liabilities
---------------------------
Increase in accounts receivable             (  851,141)   (  739,053)
Increase in other receivable                              (   60,000)
Increase in costs and estimated
  earnings in excess of billings
  on uncompleted contracts                  (  930,154)
(Increase) decrease in prepaid expenses     (  134,889)       25,744
Increase in deferred income taxes           (  103,508)
Increase in accounts payable                 2,338,496       249,585
Increase in advance billings                   881,895       751,220
                                            ----------    ----------
Net Cash Provided By Operating
  Activities                                 1,278,821       716,838
------------------------------              ----------    ----------
Cash Flows From Investing Activities
------------------------------------
Purchases of equipment and furniture        (  242,922)   (  197,064)
Net change in assets of discontinued
  operations                                              (  176,669)
                                            ----------    ----------
Net Cash Used In Investing Activities       (  242,922)   (  373,733)
-------------------------------------       ----------    ----------
Cash Flows Provided By Financing Activities
-------------------------------------------
Proceeds from sales of common stock
  and option exercises                          63,870     1,897,495
                                            ----------    ----------
Net Increase In Cash                         1,099,769     2,240,600
--------------------
Cash at Beginning of Period                    922,010       298,583
---------------------------                 ----------    ----------
Cash at End of Period                      $ 2,021,779   $ 2,539,183
---------------------                       ----------    ----------

             See accompanying notes to financial statements.

FORM 10-QSB

                              COVALENT GROUP, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)


1. Description of Business
   -----------------------
   Covalent Group, Inc. (the Company), formerly Future Medical Technologies International, Inc., is a leading contractual research organization, providing clinical research and development services to pharmaceutical, biotechnology, medical services and managed care organizations. The Company initiates, designs and monitors clinical trials, manages and analyzes clinical data and offers other related services and products.

2. Summary of Significant Accounting Policies
   ------------------------------------------
   Use of Estimates

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

   Basis of Presentation

   The financial statements for the six months ended June 30, 1997 have been prepared without audit and, in the opinion of management, reflect all adjustments necessary (consisting only of normal recurring adjustments) to present fairly the Company's financial position at June 30, 1997 and the results of its operations and its cash flows for the interim and cumulative periods presented. Such financial statements do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. For further information, refer to the financial statements and footnotes thereto included in the Company's annual report on Form 10-KSB for the year ended December 31, 1996.

   Operating results for the six months ended June 30, 1997 are not necessarily indicative of the results for the year ending December 31, 1997.

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

3. Discontinued Operations
   -----------------------
   On July 31, 1996, the Company sold all of the assets and liabilities of Future Medical Technologies, Inc. (FMT) for $250,000 and certain royalty payments upon the sale of certain products for up to five years. $25,000 of the selling price was received in 1996 and the remaining balance is due in annual installments of $25,000 (1997), $50,000 (1998 and 1999) and $100,000 (2000).
   Interest is charged at 7% per annum. FMT was accounted for as discontinued operations and accordingly, assets, liabilities and operations were segregated in the accompanying consolidated balance sheet and statements of operations.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The information set forth and discussed below for the three months and six months ended June 30, 1997 is derived from the Consolidated Financial Statements included elsewhere herein. The financial information set forth and discussed below is unaudited but, in the opinion of management, reflects all adjustments (consisting of normal recurring accruals) necessary for a fair presentation of such information. The Company's results of operations for a particular quarter may not be indicative of results expected during the other quarters or for the entire year.

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

The Company's backlog consists of anticipated revenues from signed contracts in excess of $11 million at June 30, 1997. The Company believes that its backlog as of any date is not necessarily a meaningful predictor of future results.

Three Month Period Ended June 30, 1997 Compared To The Three Month Period Ended June 30, 1996.
--------------------------------------------------------------------
Revenues for the three months ended June 30, 1997 increased 47% to $3,268,000 as compared to $2,229,000 for the three month period ended June 30, 1996. The increase of $1,039,000 is directly related to the number and size of clinical development studies.

Cost of revenues includes compensation and other expenses directly related to conducting clinical studies. These costs increased $1,359,000 from $1,190,000 to $2,549,000 for the three month periods ended June 30, 1996 and 1997, respectively. Cost of revenues as a percentage of total revenues was 78% for the three months ended June 30, 1997 as compared to 53% for the same period last year. The increase in relative percent is due to the type of clinical studies, the different cost structures of the studies, and costs of increased personnel necessary to support an expected greater volume of clinical trials.

General and administrative expenses include all administrative personnel and business development, and all other support expenses not directly related to specific contracts. General and administrative expenses for the three month period ended June 30, 1997 amounted to $596,000 as compared to $487,000 for the same period last year. The increase in the level of expenses of $109,000 is due to the overall expansion of the business and costs associated with building the necessary support infrastructure. As a percentage of revenues, general and administrative expenses decreased from 22% to 18% for the three month periods ended June 30, 1996 and 1997, respectively. The decrease in expenses as a percentage of revenues results from the growth of clinical trial services.

Research and development expense for the three month period ended June 30, 1997 amounted to $255,000 as compared to $176,000 for the same period last year and relates to costs associated with developing an interactive voice recognition system. For the three months ended June 30, 1997, expense is net of $21,000 in reimbursed costs funded by a client for a specific application.

Other income increased $20,000 from $17,000 for the three months ended June 30, 1996 to $37,000 for the three months ended June 30, 1997. The increase is a result of additional interest income.

Net loss from discontinued operations for the three month period ended June 30, 1996 amounted to $90,000 and relates to three months of operations of Future Medical Technologies, Inc., a subsidiary of the Company, which was sold to a third party on July 26, 1996. All results associated with this business have been reclassified to this line for financial reporting purposes.

Net loss incurred by the Company for the three month period ended June 30, 1997 amounted to $97,000 as compared to net income of $304,000 for the same period last year. The decrease was due to the above factors including delays in beginning clinical projects and additional staffing costs for these projects.

Six Month Period Ended June 30, 1997 Compared To The Six Month
Period Ended June 30, 1996.
---------------------------------------------------------------
Revenues for the six months ended June 30, 1997 increased 60% to $6,313,000 as compared to $3,936,000 for the six month period ended June 30, 1996. The increase of $2,377,000 is directly related to the number and size of clinical development studies.

Cost of revenues includes compensation and other expenses directly related to conducting clinical studies. These costs increased $2,689,000 from $2,173,000 to $4,862,000 for the six month periods ended June 30, 1996 and 1997, respectively. Cost of revenues as a percentage of total revenues was 77% for the six months ended June 30, 1997 as compared to 55% for the same period last year. The increase in relative percent is due to the type of clinical studies, the different cost structures of the studies, and costs of increased personnel necessary to support an expected greater volume of clinical trials.

General and administrative expenses include all administrative personnel and business development, and all other support expenses not directly related to specific contracts. General and administrative expenses for the six month period ended June 30, 1997 amounted to $1,182,000 as compared to $950,000 for the same period last year. The increase in the level of expenses of $232,000 is due to the overall expansion of the business and costs associated with building the necessary support infrastructure. As a percentage of revenues, general and administrative expenses decreased from 24% to 19% for the six month periods ended June 30, 1996 and 1997, respectively. The decrease in expenses as a percentage of revenues results from the growth of clinical trial services.

Research and development expense for the six month period ended June 30, 1997 amounted to $421,000 as compared to $297,000 for the same period last year and relates to costs associated with developing an interactive voice recognition system. For the six months ended June 30, 1997, expense is net of $100,000 in reimbursed costs funded by a client for a specific application.

Other income increased $17,000 from $33,000 for the six months ended June 30, 1996 to $50,000 for the six months ended June 30, 1997. The increase is a result of additional interest income.

Net loss from discontinued operations for the six month period ended June 30, 1996 amounted to $130,000 and relates to six months of operations of Future Medical Technologies, Inc. (FMT), a subsidiary of the Company, which was sold to a third party on July 26, 1996. All results associated with this business have been reclassified to this line for financial reporting purposes.

The financial impact of this transaction resulted in a one time nonrecurring loss of $328,000 which was charged to earnings in the quarter ended September 30, 1996. In 1997, the Company reached agreement with the purchaser, to treat the sale of FMT as an asset sale under Internal Revenue Code Section 338 (h)(10). Accordingly, the loss on the disposition of FMT is deductible for tax purposes against future net income. As a result, during the first quarter of 1997, the Company incurred an additional deferred tax asset of $104,000. Management anticipates the loss on disposition to be fully utilized.

Net income realized by the Company for the six month period ended June 30, 1997 amounted to $2,000 as compared to net income of $419,000 for the same period last year. The decrease in income was due to the above factors including delays in beginning clinical projects and additional staffing costs for these projects.

LIQUIDITY AND CAPITAL RESOURCES

The Company's contracts usually require a portion of the contract amount to be paid at the time the contract is initiated. Additional payments are generally made upon completion of negotiated performance requirements throughout the life of the contract. Cash receipts do not necessarily correspond to costs incurred and revenue recognized (revenue recognition is based on the percentage of completion accounting method). The Company typically receives a low volume of large-dollar receipts.
As a result, the number of days outstanding in accounts receivable will fluctuate due to the timing and size of cash receipts. Accounts receivable including unbilled services to clients was $3,985,000 at June 30, 1997 as compared to $3,134,000 at December 31, 1996.

Cash and cash equivalents increased by $1,100,000 for the period ended June 30, 1997 and was provided by operating activities, net of equipment purchases of $243,000.

The Company has a line of credit with a commercial bank providing a maximum credit facility of $1 million, and bears interest at a rate not to exceed 1% point above the bank's prime rate. Borrowings outstanding under the line are secured by substantially all of the assets of the Company. No borrowings were outstanding under the line of credit at June 30, 1997.

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



                                      COVALENT GROUP, INC.




Dated: 8/7/97                      By:/s/Bruce LaMont
                                      ------------------------
                                      Bruce LaMont, President
                                      and Chief Executive Officer



Dated: 8/7/97                      By:/s/William K. Robinson
                                      ------------------------
                                      William K. Robinson, Chief
                                      Financial Officer