Form 10QSB
period 1997-09-30
COVALENT GROUP INC
filed 1997-11-12
CIK 856569

                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

                                  FORM 10-QSB


(Mark One)

 X QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
---
   ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 1997.
                                              ------------------

---TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
   EXCHANGE ACT OF 1934 FOR THE TRANSITION PERIOD FROM      TO     .
                                                      ------  -----

Commission file number: 0-21145


                              COVALENT GROUP, INC.
                 (Name of small business issuer in its charter)


            NEVADA                                       56-1668867
(State or other jurisdiction of             (I.R.S. Employer Identification No.)
incorporation or organization)

              ONE GLENHARDIE CORPORATE CENTER, 1275 DRUMMERS LANE
                           Wayne, Pennsylvania 19087
                    (address of principal executive offices)


Issuer's telephone number: 610-975-9533

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No
                                                              ---   ---

State the number of shares outstanding of each of the issuer's classes of common equity as of October 31, 1997.

Common Stock, Par Value $.001                            11,700,914
-----------------------------                            ----------
     (Class)                                             Outstanding

Transitional Small Business Disclosure Format (check one): Yes    No X
                                                              ---   ---

FORM 10-QSB


                              COVALENT GROUP, INC.


                                     INDEX



                                                                   Page(s)
                                                                   -------


PART I.   Financial Information

  Item 1. Consolidated Financial Statements

     Balance Sheet - September 30, 1997 (Unaudited)                   3-4

     Statements of Operations - Three and Nine
     Months Ended September 30, 1997 and 1996 (Unaudited)               5

     Statements of Cash Flows - Nine Months
     Ended September 30, 1997 and 1996 (Unaudited)                      6

     Notes to Consolidated Financial Statements
     (Unaudited)                                                      7-8

  Item 2. Management's Discussion and Analysis of
          Financial Condition and Results of Operations              9-12

PART II.  Other Information                                            13

Signature Page                                                         14

PART I.  FINANCIAL INFORMATION
  ITEM 1.  CONSOLIDATED FINANCIAL STATEMENTS


                                                COVALENT GROUP, INC.
                                                   AND SUBSIDIARY
                                             CONSOLIDATED BALANCE SHEET
                                                 SEPTEMBER 30, 1997
                                                    (Unaudited)


ASSETS


CURRENT ASSETS
   Cash and cash equivalents                                                                          $2,081,986
   Accounts receivable                                                                                 1,107,367
   Note receivable, current                                                                               37,500
   Interest receivable                                                                                    11,812
   Prepaid expenses                                                                                      169,794
   Deferred income taxes                                                                                 156,167
   Costs and estimated earnings in excess
     related billings on uncompleted contracts                                                         2,531,159
                                                                                                      ----------
     TOTAL CURRENT ASSETS                                                                              6,095,785
                                                                                                      ----------



PROPERTY AND EQUIPMENT
   Equipment                                                                                             779,300
   Furniture & fixtures                                                                                  186,532
   Leasehold improvements                                                                                 59,441
                                                                                                      ----------
                                                                                                       1,025,273
     Less - Accumulated depreciation                                                                    (326,172)
                                                                                                      ----------
     NET PROPERTY AND EQUIPMENT                                                                          699,101
                                                                                                      ----------

OTHER ASSETS
   Note receivable, less current portion                                                                 187,500
   Other                                                                                                  12,396
                                                                                                      ----------
     TOTAL OTHER ASSETS                                                                                  199,896
                                                                                                      ----------

TOTAL ASSETS                                                                                          $6,994,782
                                                                                                      ==========

                                          See accompanying notes to financial statements


                                                COVALENT GROUP, INC.
                                                   AND SUBSIDIARY
                                             CONSOLIDATED BALANCE SHEET
                                                 SEPTEMBER 30, 1997
                                                    (Unaudited)


LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES
   Accounts payable                                                                                  $ 2,593,077
   Accrued liabilities                                                                                    34,414
   Billings in excess of related costs and
      estimated earnings on uncompleted contracts                                                        247,878
                                                                                                     -----------
     TOTAL CURRENT LIABILITIES                                                                         2,875,369
                                                                                                     -----------

STOCKHOLDERS' EQUITY
   Common stock,  $.001 par value per
      share, 25,000,000 shares authorized,
      11,700,914 shares issued and outstanding                                                            11,701
   Additional paid-in-capital                                                                          9,169,279
   Accumulated deficit                                                                                (5,061,567)
     TOTAL STOCKHOLDERS' EQUITY                                                                        4,119,413
                                                                                                     -----------

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                                                           $ 6,994,782
                                                                                                     ===========



                                          See accompanying notes to financial statements

                                                             COVALENT GROUP, INC.
                                                                and Subsidiary
                                                    Consolidated Statements Of Operations
                                                                 (Unaudited)




                                               THREE MONTHS ENDED                         Nine Months Ended
                                                 SEPTEMBER 30,                               September 30,
                                         ---------------------------                -------------------------------
                                            1997              1996                    1997                  1996
                                           ------            ------                   ------                ------

REVENUES                                 $3,545,236        $2,686,690               $9,858,680            $6,622,841

COST OF REVENUES                          2,162,063         1,624,324                7,024,257             3,796,824
                                         ----------        ----------               ----------            ----------

GROSS PROFIT                              1,383,173         1,062,366                2,834,423             2,826,017
                                         ----------        ----------               ----------            ----------

OPERATING EXPENSES
 Selling, general and administrative        583,712           556,665                1,765,708             1,505,445
 Research and development                   443,422           291,123                  864,392               590,080
                                         ----------         ----------              ----------            ----------

TOTAL OPERATING EXPENSES                  1,027,134           847,788                2,630,100             2,095,525
                                         ----------        ----------               ----------            ----------

INCOME FROM OPERATIONS                      356,039           214,578                  204,323               730,492

INTEREST INCOME                              32,698            29,431                   82,996                62,535
                                         ----------        ----------               ----------            ----------

INCOME FROM CONTINUING
  OPERATIONS BEFORE INCOME TAXES            388,737           244,009                  287,319               793,027

INCOME TAX  PROVISION (BENEFIT)              66,754                -                   (36,754)                   -
                                            -------        ----------               ----------            ----------

INCOME FROM CONTINUING
  OPERATIONS                                321,983           244,009                  324,073               793,027


DISCONTINUED OPERATIONS
  Loss from operations                           -             (36,201)                     -                (157,176)
  Loss on disposal                               -            (301,660)                     -                (301,660)
                                         ----------         ----------              ----------             ----------

NET INCOME(LOSS)                         $  321,983         $  (93,852)             $  324,073             $  334,191
                                         ==========         ==========              ==========             ==========

NET INCOME(LOSS) PER COMMON AND
   Common Equivalent Shares              $      .03         $     (.01)             $      .03             $      .03
                                         ==========         ==========              ==========             ==========

WEIGHTED AVERAGE COMMON AND
   COMMON EQUIVALENT SHARES
    OUTSTANDING                          12,482,710         11,542,362              12,106,773             11,971,340
                                         ==========         ==========              ==========             ==========


                                          See accompanying notes to financial statements.

                                                   COVALENT GROUP, INC.
                                                      AND SUBSIDIARY
                                           CONSOLIDATED STATEMENTS OF CASH FLOWS
                                                        (Unaudited)


                                                                                               NINE MONTHS ENDED
                                                                                                 September 30,
                                                                                     -------------------------------------
                                                                                         1997                     1996
                                                                                     ------------            -------------
Cash Flows From Operating Activities:

Net income                                                                            $   324,073             $    334,191
Adjustments to reconcile net income to
   net cash provided by operating activities
Amortization and depreciation                                                             124,836                  101,936
Loss on disposal of subsidiary                                                                 -                   301,660
Changes In assets and liabilities
 (Increase) decrease in -
   Accounts receivable                                                                  2,026,424                 (420,633)
   Interest receivable                                                                    (11,812)                      -
   Prepaid expenses                                                                       (87,145)                   3,286
   Deferred taxes                                                                         (59,804)                      -
   Costs and estimated earnings in excess
    of related billings on uncompleted contracts                                       (2,531,159)              (1,325,635)
   Other assets                                                                            (4,042)                    (542)
 Increase (decrease) in -
   Accounts payable                                                                     1,905,146                  572,921
   Accrued liabilities                                                                     25,847                       -
   Billings in excess of related costs and
    estimated earnings on uncompleted contracts                                          (337,990)                 679,500
                                                                                      -----------             ------------

NET CASH PROVIDED BY OPERATING ACTIVITIES                                               1,374,374                  246,684
                                                                                      -----------             ------------

CASH FLOWS FROM INVESTING ACTIVITIES:

Purchase of property and equipment                                                       (300,143)                (248,384)
Net change in assets of discontinued operations                                                 -                 (199,893)
                                                                                      -----------             ------------
NET CASH USED IN INVESTING ACTIVITIES                                                    (300,143)                (448,277)
                                                                                      -----------             ------------
CASH FLOWS FROM FINANCING ACTIVITIES:

Proceeds from issuance of stock, net                                                       85,745                1,910,512
                                                                                      -----------             ------------

NET CASH PROVIDED BY FINANCING ACTIVITIES                                                  85,745                1,910,512
                                                                                      -----------             ------------

NET INCREASE IN CASH AND CASH EQUIVALENTS                                               1,159,976                1,708,919

CASH AND CASH EQUIVALENTS, BEGINNING                                                      922,010                  298,583
                                                                                      -----------             ------------

CASH AND CASH EQUIVALENTS, ENDING                                                     $ 2,081,986             $  2,007,502
                                                                                      ===========             ============

                See accompanying notes to financial statements

FORM 10-QSB

                              COVALENT GROUP, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  (Unaudited)


1.   Description of Business
     -----------------------

     Covalent Group, Inc. (the "Company"), formerly Future Medical Technologies International, Inc., is a contractual research organization, providing clinical research and development services to pharmaceutical, biotechnology, medical services and managed care organizations. The Company initiates, designs and monitors clinical trials, manages and analyzes clinical data and offers other related services and products.

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

     Basis of Presentation

     The financial statements for the nine months ended September 30, 1997 have been prepared without audit and, in the opinion of management, reflect all adjustments necessary (consisting only of normal recurring adjustments) to present fairly the Company's financial position at September 30, 1997 and the results of its operations and its cash flows for the interim and cumulative periods presented. Such financial statements do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. For further information, refer to the financial statements and footnotes thereto included in the Company's annual report on Form 10-KSB for the year ended December 31, 1996.

     Operating results for the nine months ended September 30, 1997 may not necessarily be indicative of the results for the year ending December 31, 1997.

     Revenue Recognition

     Fixed price contract revenue is recognized using the percentage of completion method based on the ratio of costs incurred to date to estimated total costs at completion. Revenue from other contracts is recognized as services are provided. Revenue related to contract modifications is recognized when realization is assured and the amounts are reasonably determinable. Adjustments to contract cost estimates are made in the periods in which the facts which require the revisions become known. When the revised estimate indicated a loss, such loss is provided for currently in its entirety. Unbilled accounts receivable, included in accounts receivable, represent revenue recognized in excess of amounts billed. Advance billings represent amounts billed in excess of revenue recognized.

     Reclassification

     Certain prior year balances have been reclassified to conform to current year presentation.

     Earnings Per Share

     In February 1997, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards ("SFAS") No. 128, "Earnings per Share", which the Company is required to adopt for both interim and annual periods ending after December 15, 1997. SFAS No. 128 simplifies the EPS calculation by replacing primary EPS with basic EPS and replacing fully diluted EPS with diluted EPS. Basic EPS is computed by dividing reported earnings available to common shareholders by the weighted average shares outstanding. Diluted EPS reflects the potential dilution from the exercise or conversion of securities into common stock, such as stock options and warrants. Early application is prohibited, although footnote disclosure of pro forma EPS amounts are required. Pro forma basic EPS and diluted EPS would have been $.03 and $.03, respectively, for the three months ended September 30, 1997 and $.03 and $.03, respectively, for the nine months ended September 30, 1997. Pro forma basic EPS and diluted EPS would have been $(.01) and $(.01), respectively, for the three months ended September 30, 1996 and $.03 and $.03, respectively, for the nine months ended September 30, 1996, respectively.

3.   Discontinued Operations
     -----------------------

     On July 31, 1996, the Company sold all of the assets and liabilities of Future Medical Technologies, Inc. ("FMT"), formerly a wholly owned subsidiary, for $250,000 and certain royalty payments upon the sale of certain products for up to five years. $25,000 of the selling price was received in 1996 and the remaining balance is due in annual installments of $25,000 (1997), $50,000 (1998 and 1999) and $100,000 (2000). Interest is
     charged at 7% per annum. FMT was accounted for as discontinued operations and accordingly, assets, liabilities and operations were segregated in the accompanying consolidated balance sheet and statements of operations.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

When used in this Report on Form 10-QSB and in other public statements, both oral and written, by the Company and Company officers, the words "estimate," "project," "intend," "believe," "anticipate" and similar expressions are intended to identify forward-looking statements regarding events and financial trends that may affect the Company's future operating results and financial position. Such statements are subject to risks and uncertainties that could cause the Company's actual results and financial position to differ materially. Such factors include, among others: (I) the Company's success in attracting new business; (ii) the size, duration and timing of clinical trials; (iii) the termination, delay or cancellation of clinical trials; (iv) the intense competition in the industry in which the Company competes; (v) the Company's ability to obtain financing on satisfactory terms; (vi) the sensitivity of the Company's business to general economic conditions; and (vii) other economic, competitive, governmental and technological factors affecting the Company's operations, markets, products, services and prices. The Company undertakes no obligation to publicly release the result of any revision of these forward-looking statements to reflect events or circumstances after the date they are made or to reflect the occurrence of unanticipated events.

The information set forth and discussed below for the three months and nine months ended September 30, 1997 is derived from the Consolidated Financial Statements included elsewhere herein. The financial information set forth and discussed below is unaudited but, in the opinion of management, reflects all adjustments (consisting of normal recurring accruals) necessary for a fair presentation of such information. The results of operations of Covalent Group, Inc. (the "Company") for a particular quarter may not be indicative of results expected during the other quarters or for the entire year.

General
-------

The Company and its wholly owned subsidiary Covalent Research Alliance Corp., is a research management organization that designs, coordinates and monitors clinical trials in drug development for some of the world's leading pharmaceutical firms. In addition, using advanced technologies, the Company works extensively in managed care, medical outcomes research and health management programs that focus on compliance and provider/patient behavior modification. Revenue is derived principally from the identification, placement, monitoring and management of clinical development studies in the traditional pharmaceutical, as well as managed care environment.

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

The Company's backlog, which consists of anticipated revenues from signed contracts, is in excess of $13 million at September 30, 1997. The Company believes that its backlog as of any date is not necessarily a meaningful predictor of future results.

Three Months Ended September 30, 1997 Compared To The Three Months Ended
------------------------------------------------------------------------
September 30, 1996.
-------------------

Revenues for the three months ended September 30, 1997 increased 32% to $3,545,000 as compared to $2,687,000 for the three month period ended September 30, 1996. The increase of $858,000 is directly related to the number of clinical studies being conducted.

Cost of revenues includes compensation and other expenses directly related to conducting clinical studies. These costs increased $538,000 from $1,624,000 to $2,162,000 for the three months ended September 30, 1996 and 1997, respectively. Cost of revenues as a percentage of total revenues was 61% for the three months ended September 30, 1997 and 60% for the same period last year.

Selling, general and administrative expenses include all administrative personnel and business development, and all other support expenses not directly related to specific contracts. Selling, general and administrative expenses for the three months ended September 30, 1997 amounted to $584,000 as compared to $557,000 for the same period last year. As a percentage of revenues, selling, general and administrative expenses decreased from 21% to 16% for the three month periods ended September 30, 1996 and 1997 respectively. The decrease in expenses as a percentage of revenues results from the growth of clinical trial services.

Research and development expenses for the three months ended September 30, 1997 amounted to $443,000 as compared to $291,000 for the same period last year and relates to costs associated with developing an interactive voice recognition system.

Other income increased $2,000 from $31,000 for the three months ended September 30, 1996 to $33,000 for the three months ended September 30, 1997. The increase is a result of additional interest income.

Net loss from discontinued operations for the three month period ended September 30, 1996 amounted to $36,000 and relates to operations of Future Medical Technologies Inc., ("FMT"), a subsidiary of the Company, which was sold to a third party on July 26, 1996. All operating results associated with this business have been reclassified as loss from discontinued operations for financial reporting purposes. As a result of the sale, the Company incurred a loss of $302,000 during the three month period ended September 30, 1996.

Income taxes as a percentage of income from continuing operations before income taxes amounted to 17% for the three months ended September 30, 1997 and is net of a federal tax credit applicable to qualified research expenses. As a result of the Company's net operating loss carry forward, the Company did not anticipate a federal tax liability for 1996. Accordingly, the tax rate is not reflected in the Company's Consolidated Statement of Operations for the three months ended September 30, 1996.

Nine Months Ended September 30, 1997 Compared To The Nine Months Ended September
--------------------------------------------------------------------------------
30, 1996.
---------

Revenues for the nine months ended September 30, 1997 increased 49% to $9,859,000 as compared to $6,623,000 for the nine months ended September 30, 1996. The increase of $3,236,000 is directly related to the number of clinical studies being conducted.

Cost of revenues includes compensation and other expenses directly related to conducting clinical studies. These costs increased $3,227,000 from $3,797,000 to $7,024,000 for the nine month periods ended September 30, 1996 and 1997, respectively. Cost of revenues as a percentage of total revenues was 71% for the nine months ended September 30, 1997 as compared to 57% for the same period last year. The increase in relative percent is due to the type of clinical studies, the different cost structures of the studies, and costs of increased personnel necessary to support an expected greater volume of clinical trials.

Selling, general and administrative expenses include all administrative personnel and business development, and all other support expenses not directly related to specific contracts. Selling, general and administrative expenses for the nine months ended September 30, 1997 amounted to $1,766,000 as compared to $1,505,000 for the same period last year. The increase in the level of expenses of $261,000 is due to the overall expansion of the business and costs associated with building the necessary support infrastructure. As a percentage of revenues, selling, general and administrative expenses decreased from 23% to 18% for the nine month periods ended September 30, 1996 and 1997 respectively. The decrease in expenses as a percentage of revenues results from the growth of clinical trial services.

Research and development expenses for the nine months ended September 30, 1997 amounted to $864,000 as compared to $590,000 for the same period last year. The increase relates to costs associated with developing an interactive voice recognition system.

Other income increased $18,000 from $65,000 for the nine months ended September 30, 1996 to $83,000 for the nine months ended September 30, 1997. The increase is a result of additional interest income.

Net loss from discontinued operations for the nine month period ended September 30, 1996 amounted to $157,000 and relates to seven months of operations of FMT. All results associated with this business have been reclassified as loss from discontinued operations for financial reporting purposes. The financial impact of this transaction resulted in a one time nonrecurring loss of $302,000 which was charged to earnings in the quarter ended September 30, 1996.

Income taxes as a percentage of income from continuing operations before income taxes amounted to 23% (before the recording of the income tax benefit on the sale of FMT) for the nine months ended September 30, 1997 and is net of a federal tax credit applicable to qualified research expenses. In 1997, the Company reached agreement with the purchaser to treat the sale of FMT as an asset sale under Internal Revenue Code Section 338 (h)(10). Accordingly, the loss on the disposition of FMT is deductible for tax purposes against future net income. As a result, during the first quarter of 1997, the Company incurred an additional deferred tax asset of $104,000. Management anticipates the loss on disposition to be fully utilized. As a result of the Company's net operating loss carry forward, the Company did not anticipate a federal tax liability for 1996. Accordingly, the tax rate is not reflected in the Company's Consolidated Statement of Operations for the nine months ended September 30, 1996.


Liquidity and Capital Resources
-------------------------------

The Company's contracts usually require a portion of the contract amount to be paid at the time the contract is initiated. Additional payments are generally made upon completion of negotiated performance requirements throughout the life of the contract. Cash receipts do not necessarily correspond to costs incurred and revenue recognized (revenue recognition is based on the percentage of completion accounting method). The Company typically receives a low volume of large-dollar receipts. As a result, the number of days outstanding in accounts receivable will fluctuate due to the timing and size of cash receipts. Accounts receivable including unbilled services to clients was $1,107,000 at September 30, 1997 as compared to $3,134,000 at December 31, 1996.

Cash provided by operating activities during the nine months ended September 30, 1997 was $1,374,000, as compared to $247,000 during the nine months ended September 30, 1996. Accounts receivable decreased by $2,027,000 during the nine months ended September 30, 1997. Costs and estimated earnings in excess of related billings on uncompleted contracts increased by $2,531,000 and accounts payable and accrued expenses increased by $1,931,000 during the nine months ended September 30, 1997. These increases were due to the increase in revenues experienced by the Company. Acquisitions of property and equipment were $300,000 for the nine months ended September 30, 1997 as compared to $248,000 for the nine months ended September 30, 1996.

The Company has a line of credit with a commercial bank providing a maximum credit facility of $1 million which bears interest at a rate not to exceed 1% point above the bank's prime rate. Borrowings outstanding under the credit line are secured by substantially all of the assets of the Company. No borrowings were outstanding under the credit line at September 30, 1997.

The Company's principal cash needs on both a short and long-term basis are for the funding of its operations, and capital expenditure requirements. The Company expects to continue expanding its operations through internal growth, expansion of its existing list of services, and the development of new service products for clinical research and the healthcare industry. The Company expects such activities to be funded from existing cash and cash equivalents and cash flow from operations.

FORM 10-QSB
                              COVALENT GROUP, INC.

PART II. OTHER INFORMATION

     ITEM 1.   Legal Proceedings

               None.

     ITEM 2.   Changes in Securities

               None.

     ITEM 3.   Defaults Upon Senior Securities

               None.

     ITEM 4.   Submission of Matters to a Vote of Security Holders

          On September 16, 1997, the Company held its Annual Meeting of Stockholders during which the stockholders:
          (1) Elected four nominees to serve as directors with terms continuing until the next Annual Meeting of Stockholders in 1998. The votes cast were as follows:

                         For          Against                Abstain
                     ----------     ----------          ---------------
Bruce LaMont         10,611,905       3,963                     700
William Robinson     10,611,905       3,963                     700
Ivan Rubin           10,611,905       3,963                     700
John Whittle         10,610,905       3,963                   1,700

          (2) Ratified the appointment of the firm of Arthur Andersen LLP as independent auditors beginning on January 1, 1998 to examine the accounts of the Company for the year ended December 31, 1997. The votes cast were as follows:

                            For                Against             Abstain
                       ------------     --------------------    -------------
Ratification of
Arthur Andersen LLP     10,609,157              4,093               3,318


     ITEM 5.   Other Information

               None.

     ITEM 6.   Exhibits and Reports on Form 8-K

               (a) Exhibits

                   27 Financial Data Schedule (in electronic format only)

               (b) Reports on Form 8-K

                 None.

                                   SIGNATURES



     In accordance with the requirements of the Exchange Act, the Registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                    COVALENT GROUP, INC.


Dated: November 10, 1997            By: /s/Bruce LaMont
       -----------------                ---------------
                                          Bruce LaMont, President
                                          and Chief Executive Officer


Dated: November 10, 1997            By: /s/William K. Robinson
       -----------------                ----------------------
                                          William K. Robinson, Chief
                                          Financial Officer