Form 10KSB
period 1997-12-31
COVALENT GROUP INC
filed 1998-03-30
CIK 856569

                    U.S. SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                  FORM 10-KSB

(Mark One)
[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
    ACT OF 1934 for the fiscal year ended December 31, 1997.

[_] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT
    OF 1934.

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

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No ____
                                                              ---

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [_]

State issuer's revenues for its most recent fiscal year: $11,803,000

The aggregate market value of the common stock held by non-affiliates as of March 16, 1998 was $14,534,000.

As of March 16, 1998 there were 11,743,209 shares of common stock outstanding.

          DOCUMENTS INCORPORATED BY REFERENCE

Portions of the definitive proxy statement to be filed with the Securities and Exchange Commission relative to the Company's 1998 Annual Meeting of Stockholders are incorporated by reference into Part III of this Report.

TRANSITIONAL SMALL BUSINESS DISCLOSURE FORMAT (CHECK ONE):  YES _____ NO   X
                                                                         -----

                                     PART I

ITEM 1.   DESCRIPTION OF BUSINESS

GENERAL

     Covalent Group, Inc. (the "Company") through its subsidiary Covalent Research Alliance Corp. ("CRA"), is a total research management organization which designs and manages clinical trials in the drug and device development process and with associated cost containment and quality of care components. CRA specializes in cost effectiveness and outcomes studies for major customer groups such as pharmaceutical companies, managed care organizations, insurers and employers. It offers a full array of integrated services including study design, clinical trial monitoring and management, data management, biostatistical analysis and regulatory affairs services. CRA is structured to deliver customized high quality solutions to its Fortune 500 and other clients.

     CRA utilizes its core expertise of clinical trials management to provide high quality, medical outcomes and clinical research for its client base. In addition, experience gained with more than 40 managed care organizations facilitates designing and conducting clinical studies for pharmaceutical clients in a managed care environment, thereby, improving the market potential for a
drug manufacturer's product.   To aid its pharmaceutical and managed care
customers in clinical trials and outcomes research projects, CRA also has developed a state-of-the-art interactive voice recognition system called Virtual HouseCall, an automated system for collecting and reporting subjective patient information. Through educational components, the Company intends to influence patient behavior crucial to patient compliance with prescription drug regimens and self-management of chronic diseases.

     The Company was incorporated under the laws of the State of Nevada on August 1, 1989 under the name of West End Ventures, Inc. ("West End"). West End's only activity prior to the acquisition of its subsidiary, Future Medical Technologies, Inc. ("FMT"), a New Jersey corporation incorporated on September 28, 1989 was the successful completion of its initial public offering on January 15, 1990. On January 26, 1990, West End acquired 100% of the outstanding securities of FMT. West End subsequently changed its name to Future Medical Technologies International, Inc. ("FMTI"). On May 26, 1994, FMTI effected a one for five reverse stock split. On February 22, 1995, the Company effected a five for seven reverse stock split and completed the acquisition of 100% of the stock of CRA, a Pennsylvania corporation, in exchange for 7,200,000 shares of post-split common stock of FMTI.

     On September 20, 1996, FMTI shareholders ratified the disposition of 100% of the stock of FMT, as of July 31, 1996. At the same time, shareholders approved the change of the parent organization's name from Future Medical Technologies International, Inc. to Covalent Group, Inc.

CRO INDUSTRY OVERVIEW

     The CRO industry provides independent product development services for the pharmaceutical and biotechnology industries. Generally, CROs derive substantially all of their revenue from the research and development expenditures of pharmaceutical and biotechnology companies. According to the Pharmaceutical Researchers and Manufacturers of America, global pharmaceutical and biotechnology industries spent an estimated $35 billion in 1995 on research and development, of which the Company estimates $20 billion was spent on types of services offered by the CRO industry. Of this amount, approximately $3 billion was outsourced to CROs.

     The Company believes that the following trends will lead to further growth opportunities for CROs as pharmaceutical and biotechnology companies continue to increase outsourcing of product development needs: (I) price pressure by managed care organizations and pharmacy managers on pharmaceutical companies is forcing drug manufacturers to consolidate, down-size, and look to less expensive fixed cost alternatives than internal development, principally outsourcing to variable cost CROs; (ii) pharmaceutical companies are seeking faster product development times in order to maximize a new drug's patent and marketing exclusivity; (iii) increasingly complex and stringent regulatory requirements have increased the volume of data required for regulatory filings and increased demands on data collection and analysis during the development process; (iv) biotechnology companies are developing an increasing number of new drugs that require regulatory approval and should continue to find CROs to be a cost effective alternative to building an internal drug development capability; and (v) the need for sophisticated data management is increasing to expedite the drug development process.

     The Company's only subsidiary, CRA has positioned its clinical development services to capitalize on these market trends. As an additional element of its strategy, CRA believes that it differentiates itself from other CROs by expertise in the design and execution of clinical studies which meet the requirements of managed care and third party payors thereby enhancing the marketability of clients' prescription drugs over their life cycle.

BUSINESS OF THE COMPANY

     The Company provides a full range of CRO services specializing in clinical
studies that include various types of outcomes measurement.   The Company
provides clinical trial management, data management, biostatistical analysis, medical and regulatory services, health economics and outcomes research. The principal categories of services offered are:

Clinical Trials
---------------

     CRA utilizes over 80 full time and independent contractor personnel with experience in the pharmaceutical, biotech and managed care industries that it believes can support the needs of the most rigorous clinical trials or medical outcomes studies. CRA has assembled an extensive network of clinical investigators, managed care organizations, and clinical research specialists, which it uses to coordinate and conduct clinical research. CRAs clinical monitors are strategically located throughout the country to reduce the cost of travel to clinical or managed care sites. CRA's clinical trial services include project coordination, regulatory document processing, monitoring services and quality control review.

Data Management
---------------

     CRA has automated the data management process associated with clinical trials management through its use and customization of the industry standard software from "BBN Software Products' Clintrial". Clintrial protocols are used to assist in the collection, validations, and reporting of clinical results for clients, the Food and Drug Administration ("FDA"), or other regulatory agencies. CRA's data management professionals provide case report form review and tracking; data entry; integrated clinical/statistical reports; and manuscripts for publication.

Biostatistics
-------------

     CRA also provides comprehensive clinical statistics support. CRA's biostatisticians have extensive pharmaceutical/medical industry experience. CRA's biostatistical services include clinical trials design; preparing statistical analysis plans; representing clients at the FDA; and creating statistical reports.

Medical and Regulatory Affairs Management
-----------------------------------------

     CRA's medical and regulatory group provides liaison services between its clients and regulatory agencies in the preparation, review and submission of Investigational New Drug ("IND"), New Drug Application ("NDA"), 510k, and Product License Application ("PLA") documents. CRA's medical services include medical oversight of studies, review and interpretation of adverse experiences, report writing and development of study protocols. Regulatory services include strategy design, document preparation and client consultation.

Quality Assurance and Compliance
--------------------------------

     CRA also provides field inspections that include investigator audits, presubmission protocol compliance audits, Good Clinical Practice audits and staff training.

Outcomes Research and Management
--------------------------------

     CRA provides its clients retrospective database studies, therapeutic end-point determinations, cost effectiveness studies, drug utilization reviews, drug utilization effectiveness reviews, and health status survey development as well as patient drug compliance programs, patient education programs and costs containment studies.

Wellness Measures
-----------------

     Wellness Measures is a division of CRA which provides a comprehensive set of services which improve the health of individuals, insure proper utilization of health care services, reduce health care costs, and improve morale and mental acuity. Wellness Measures' assessment services allow its clients to make informed decisions that benefit their companies, employees and their families.

Virtual HouseCall
-----------------

Virtual HouseCall ("VHC"), as developed by CRA, is an interactive voice recognition system that CRA believes excels in the type of data collection and analysis required by healthcare industry segments focused on disease management. Disease management is a comprehensive, integrated approach to care and reimbursement with the goal of promoting maximum healthcare provider efficiency and effectiveness. Data collection becomes key to continuing assessment of disease management programs.

     VHC is a telephone-based service that has been designed to reach large numbers of patients in a personalized and supportive manner. VHC automates the administration of subjective quality of life surveys and psychosocial assessments, provides patient access to disease specific educational and resource libraries, and facilitates the publication of personalized reports through on-demand printing services and faxes to healthcare providers and patients.

     VHC is concentrating on five disease states that account for 70% of managed care's patient expenditures. Virtually all managed care organizations and many pharmaceutical companies are developing disease management programs in the areas of asthma, diabetes, hypertension, depression and congestive heart failure. CRA intends for VHC to play an important role in disease management programs. Its content is modular and customizable, and the computer platform and telephony systems are highly scaleable.

     CRA has positioned VHC as a research and patient education service. This allows for the greatest flexibility for CRA's customers. Surveys can be administered once, while VHC-based patient tracking, assessment, education can be provided as often as monthly. Per transaction costs are calculated by type of service, length and frequency of interaction, and the number of contacted patients.

COMPETITION

     The Company competes primarily against internal research departments of pharmaceutical companies and other CROs. The CRO industry is highly fragmented with several hundred small, limited services providers, and seven larger firms with revenues in excess of $50 million each, the largest of which are:
Quintiles Transnational Corp.; Covance, Inc.; and Pharmaceutical Product Development Inc. These and some other competitors have substantially greater capital and technical resources than the Company.

     Competitive factors that may influence a client's decision in choosing a CRO include previous experience, references from existing clients, experience with a particular type of project or area of clinical development, the quality and timeliness of contract research, ability to recruit investigators and the ability to provide a full range of services required by the client. The Company believes it competes favorably in these respects.

CONTRACTUAL ARRANGEMENTS

     Compensation for services is contracted at a fixed price, but may include some variable components, and can cover a period of several months to several years. A portion of the contract fee is typically paid when a clinical trial is initiated and the contract provides for milestone payments throughout the duration of the trial. Contracts can usually be terminated at any time by the client, but are usually subject to termination fees. Contracts may be terminated for a number of reasons including insufficient patient enrollment, unexpected results in the clinical trial or a client's decision to terminate development of a particular drug.

BACKLOG

     The Company's backlog consists of anticipated revenue from contracts that have been signed but not yet completed. Once a project commences, revenue is recognized over the life of the contract, which is consistent with industry practice.

     As of December 31, 1997, the Company's backlog amounted to approximately $10 million as compared to approximately $8 million at December 31, 1996. The Company believes backlog at any given time is not necessarily a meaningful indicator of future revenue. Clinical trials can be modified or terminated by the client for any of the reasons mentioned above.

POTENTIAL LIABILITY

     The Company attempts to manage its liability risk through contractual indemnification provisions with clients and investigators hired by the Company on behalf of its clients and through insurance. The contractual indemnifications generally do not protect the Company against certain of its own actions such as negligence. The contractual arrangements are subject to negotiation with clients and the terms and scope of such arrangements vary from client to client and from trial to trial. Although most of the Company's clients are large well-capitalized companies, the financial performance of these indemnitors is not secured. Therefore, the Company bears the risk that the indemnifying party may not have the financial ability to fulfill its indemnification obligations. The Company maintains professional liability insurance which includes drug safety issues as well as data processing errors and omissions. The Company could be materially and adversely affected if it were required to pay damages or incur defense costs in connection with a claim that is beyond the scope of an indemnity provision or beyond the level of insurance coverage or where the indemnifying party does not fulfill its indemnification obligations.

EMPLOYEES

     At December 31, 1997, the Company employed 30 full time personnel and contracts with a minimum of 50 independent contractors on an as-needed basis. None of the employees are represented by a labor union and the Company believes its relations with employees and independent contractors are good.

ITEM 2.   DESCRIPTION OF PROPERTY

     The CRA subsidiary leases approximately 11,800 square feet of administrative and corporate offices from an independent third party at One Glenhardie Corporate Center, 1275 Drummers Lane, Wayne, Pennsylvania for a period of five years through December 2001 at a rental of $20,325 per month. The Company subleases such offices from CRA for its corporate offices at a nominal charge.

     CRA leases 1815 square feet of office space at 1200 Scottsville Road, Rochester, New York for $2,300 per month. The lease term expires in May 1998, and the current agreement provides for renewal options.

ITEM 3.   LEGAL PROCEEDINGS

     None.

ITEM 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
     None.

                                    PART II

ITEM 5.   MARKET PRICE FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

     The Company's Common Stock has been quoted in the Nasdaq Small Cap Market since December 16, 1997 and was previously quoted in the over-the-counter market on the OTC Bulletin Board (previously under the trading symbol "FMTI" and after September 21, 1996, under the symbol "CVGR"). The following table indicates the high and low bid price ranges of the Common Stock for each quarter within the last two fiscal years.

             QUARTERLY PERIOD ENDED       HIGH BID            LOW BID
          -------------------------------------------------------------
          1996
                   March 31                 5 1/4              4 5/8
                   June 30                  7 1/4              5
                   September 30             7 3/8              4 3/8
                   December 31              5                  3 7/16

          1997
                   March 31                 5                  3 3/8
                   June 30                  5 13/16            3 1/4
                   September 30             5 15/16            4 1/4
                   December 31              4  7/16            3 5/8

__________________
Over-the-counter quotations set forth in the table above reflect interdealer prices, without retail mark-up, mark-down or commission, and may not necessarily reflect actual transactions. As of March 16, 1998 the high and low bid quotations for the Company's Common stock were $4 1/16 and $2 1/8. As of March 16, 1998 there were 618 holders of record of the Company's Common Stock, however, the Company believes that there is at least an additional 2,000 shareholders in "street name" who beneficially own the common stock of the Company in various brokerage accounts.

     The Registrant has never declared a dividend and does not plan to do so in the near future.

ITEM 6. MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS OF OPERATIONS AND FINANCIAL CONDITION

          CAUTIONARY STATEMENT

     When used in this Report on Form 10-KSB and in other public statements, both oral and written, by the Company and Company officers, the words "estimate," "project," "intend," "believe," "anticipate" and similar expressions are intended to identify forward-looking statements regarding events and financial trends that may affect the Company's future operating results and financial position. Such statements are subject to risks and uncertainties that could cause the Company's actual results and financial position to differ materially. Such factors include, among others: (i) the Company's success in attracting new business; (ii) the size, duration and timing of clinical trials;
(iii)
the termination, delay or cancellation of clinical trials; (iv) the intense competition in the industry in which the Company competes; (v) the Company's ability to obtain financing on satisfactory terms; (vi) the sensitivity of the Company's business to general economic conditions; and (vii) other economic, competitive, governmental and technological factors affecting the Company's operations, markets, products, services and prices. The Company undertakes no obligation to publicly release the result of any revision of these forward-looking statements to reflect events or circumstances after the date they are made or to reflect the occurrence of unanticipated events.

General
-------

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

Year 2000 Compliance
--------------------

     All research indicates that the Company's exposure to this problem will be minimal. The Company's computers, local area network servers, software, and digital phone system have all been purchased within the last three years, and an inventory has been conducted in order to identify those systems and software that may require a Year 2000 fix. The manufacturers of the Company's systems have provided, or are on track to provide updates by the end of 1998.

     The Company's central focus is on its commercial clinical trials data management system. The manufacturer has indicated in writing that the system has been "designed to operate before, during and after the year 2000 without errors in representation occurring to any of the date data." The Company expects a minor software upgrade to the system by July 1998 under its normal licensing agreement with the manufacturer. The installation of the upgrade and all recommended test suites will be implemented by the end of 1998.

     The Company will complete its Year 2000 compliance program by the end of 1998 at minimal cost.

Results of Operations
---------------------

   Fiscal year ended December 31, 1997 compared to fiscal year ended December
   --------------------------------------------------------------------------
   31, 1996.
   ---------

     Revenues in 1997 were $11,803,000 and represent services performed for 17 different clients compared to $10,352,000 in 1996 representing services for 11 different clients. In 1997 no single client accounted for more than 21% of total revenues as compared to 1996 when one pharmaceutical customer accounted for 76% of the Company's revenues.

     Cost of revenues includes compensation and other expenses directly related to conducting clinical studies. These costs increased by $1,891,000 from $6,331,000 to $8,222,000 for the years ended December 31, 1996 and 1997, respectively. As a percentage of revenues, the cost of revenues increased from 61% for the year ended December 31, 1996 to 70% for the year ended December 31, 1997. The increase in relative percent is due to the type of clinical studies, the different cost structures of the studies, and costs of increased personnel necessary to support an expected greater volume of clinical trials.

     Selling, general and administrative expenses include all administrative personnel and business development, and all other support expenses not directly related to specific contracts. Selling, general and administrative expenses for the year ended December 31, 1997 amounted to $2,563,000, as compared to $2,254,000 for the same period last year. Expenses in both years amounted to 22% of revenues. The increase in the level of expenses of $309,000 is due to the overall expansion of the business and costs associated with building the necessary support infrastructure.

     Research and development expenses for the year ended December 31, 1997 amounted to $1,052,000 or 9% of revenues, as compared to $883,000 or 9% of revenues for the same period last year. These expenditures are directly related to development of VHC, an interactive voice recognition system, whose platform was essentially completed in 1997. Future development expenses are expected to be limited to maintenance costs associated with the system.

     Interest income increased $16,000 from $94,000 for the year ended December 31, 1996 to $110,000 for the year ended December 31, 1997.

     The provision for income taxes amounted to $35,000 (before recording the income tax benefit of $94,000 on the sale of FMT) for the year ended December 31, 1997 and is net of a federal tax credit applicable to qualified research expenses and an adjustment to the income tax benefit of prior period net operating loss. In 1997, the Company reached agreement with the purchaser to treat the sale of FMT as an asset sale under Internal Revenue Code Section 338
(h) (10). Accordingly, the loss on the disposition of FMT is deductible for tax purposes against future income. As a result, during the first quarter of 1997, the Company recorded an additional deferred tax asset of $94,000. Management anticipates the loss on disposal to be fully utilized. As a result, the net income tax benefit recorded for the year ended December 31, 1997 was $59,000.

   Fiscal year ended December 31, 1996 compared to fiscal year ended December
   --------------------------------------------------------------------------
   31, 1995.
   ---------

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

     Selling, general and administrative expenses include all administrative personnel and business development, and all other expenses not directly chargeable to a specific contract. Selling, general and administrative expenses for the year ended December 31, 1996 increased 32% to $2,253,000 as compared to $1,713,000 for 1995. As a percentage of revenue, selling, general and administrative expenses decreased from 115% to 22% for the years ended December 31, 1995 and 1996, respectively. The increase in the level of expenses from 1995 to 1996 is due to the general expansion of the business and costs associated with building the necessary support infrastructure. The decrease in selling, general and administrative expenses as a percentage of revenues reflects the growth of clinical trial services from 1995 to 1996.

     Research and development expense for the year ended December 31, 1996 amounted to $882,000 as compared to $180,000 for the prior period and relate to costs associated with developing VHC, an interactive voice recognition system.

     Interest income increased $80,000 from $13,000 for the year ended December 31, 1995 to $93,000 for the year ended December 31, 1996 due to an increase in cash which was not needed for current operations.

     As a result of the Company's net operating loss carry forward which amounted to $310,000 for federal income tax purposes at December 31, 1996, the Company did not provide for a federal tax liability for 1996. Accordingly, a provision for federal income tax is not reflected in the Company's Consolidated Statements of Operations. In 1996, the Company did account for a net deferred tax asset and recognized a net current and deferred income tax benefit of $34,000.

     Net loss from discontinued operations for the year ended December 31, 1996 amounted to $104,000 (net of income tax benefit of $53,000) and relates to seven months of operations of FMT. As reported below, the subsidiary was sold and the Company incurred a one time charge to earnings of $328,000 resulting from the sale.

     On July 26, 1996, an agreement was reached, and subsequently ratified by the Company's shareholders on September 20, 1996, to sell all of the stock of FMT for $250,000 plus a licensing fee ranging from 5% to 2.5% payable to the Company on any revenue of certain FMT products over the next five years. In addition, the former officers of FMT agreed to donate back to the Company 475,000 stock options with an exercise price of $2.875 per share which were scheduled to expire on March 22, 2000.

     The financial impact of this transaction resulted in a one time nonrecurring loss of $328,000 which was charged to earnings in the third quarter ended September 30, 1996.

Liquidity and Capital Resources
-------------------------------

The Company's contracts usually require a portion of the contract amount to be paid at the time the contract is initiated. Additional payments are generally made upon completion of negotiated performance requirements throughout the life of the contract. Cash receipts do not necessarily correspond to costs incurred and revenue recognized (revenue recognition is based on the percentage of completion accounting method). The Company typically receives a low volume of large-dollar receipts. As a result, the number of days outstanding in accounts receivable will fluctuate due to the timing and size of cash receipts. Accounts receivable and costs and estimated earnings in excess of related billings on uncompleted contracts were $3,543,000 at December 31, 1997 and $3,134,000 at December 31, 1996. The increase relates directly to the timing of payments by clients and the increase in the number of clinical development trials.

     The Company's cash and cash equivalents balance at December 31, 1997 was $1,795,000 as compared to $922,000 at December 31, 1996. The increase in cash was primarily due to operating results for the year including the above mentioned increase in accounts receivable and the increase in accounts payable.

     The Company purchased $335,000 of equipment in 1997 as compared to $325,000 in 1996. Purchases in 1997 were primarily for computers and office equipment. The Company does not anticipate the need for significant capital expenditures in 1998.

     The Company has a line of credit with a commercial bank providing a maximum credit facility of $1 million which bears interest at a rate not to exceed 1% point above the bank's prime rate. Borrowings outstanding under the credit line are secured by substantially all of the assets of the Company. No borrowings were outstanding under the credit line at December 31, 1997.

     The Company's principal cash needs on both a short and long-term basis are for the funding of its operations, and capital expenditure requirements. The Company expects to continue expanding its operations through internal growth, expansion of its existing services, and the development of new service products for clinical research and the healthcare industry. The Company expects such activities to be funded from existing cash and cash equivalents and cash flow from operations.

     Management believes that the Company's operations and financial results are not materially affected by inflation.

ITEM 7.   FINANCIAL STATEMENTS

     The Company's consolidated financial statements listed below are contained herein beginning at page F-1:

          (a) Consolidated Financial Statements
              ---------------------------------

          Report of Independent Public Accountants                   F-1
          Consolidated Balance Sheets - Years Ended                  F-3
              December 31, 1997 and 1996
          Consolidated Statements of Operations - Years Ended        F-5
              December 31, 1997 and 1996
          Consolidated Statements of Stockholders' Equity - Years    F-6
              Ended December 31, 1997 and 1996
          Consolidated Statements of Cash Flows - Years Ended        F-7
              December 31, 1997 and 1996
          Notes to Consolidated Financial Statements                 F-8

          (b) Consolidated Financial Statements Schedules
              -------------------------------------------

          All schedules have been omitted because either they are not required or are not applicable or because the required information has been included elsewhere in the Consolidated Financial Statements or the notes thereto.

ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS OR ACCOUNTING AND FINANCIAL DISCLOSURE

     See Item 13(b) of this Report.

                                    PART III

ITEM 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(A) OF THE EXCHANGE ACT

The following are the Executive Officers and Directors of the Company.

Name                      Age  Position(s) Held with Company
----                      ---  -----------------------------

Bruce LaMont               46  President, Chief Executive Officer, Director

Kenneth M. Borow, M.D.     49  Vice President of Operations, Chief Medical
                               Officer

David Weitz                47  Secretary, Treasurer

William K. Robinson        58  Chief Financial Officer, Director

Ivan Rubin                 58  Director

John Whittle               62  Director

     Management Biographies
     ----------------------

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

     Bruce LaMont, President, Chief Executive Officer and Director of the
     ------------
Company. In 1993, Mr. LaMont founded CRA. He has over 15 years experience in the pharmaceutical industry. From 1980 to 1993, Mr. LaMont worked at Merck Research Laboratories, where he was the Medical Program Liaison of Marketing and Clinical Development of Merck Human Health Division, and where he designed, coordinated and managed clinical trials for NDA submission. He also coordinated projects with marketing, promotion, advertising, legal, manufacturing and regulatory departments to ensure proper achievement of study objectives and implemented clinical development database providing a liaison capacity between marketing and clinical research and development. Mr. LaMont received an Executive MBA and a Masters in Pharmaceutics from Temple University and also holds a B.S. in Biology from Villanova University. In addition, Mr. LaMont has extensive research experience in Gastroenterology, Drug Metabolism, Neurosurgery, Obstetrics and Gynecology. He has held research positions at both the University of Pennsylvania and the Medical College of Pennsylvania.

     Kenneth M. Borow, M.D., Vice President of Operations and Chief Medical
     ----------------------
Officer, joined the Company in 1997. For the previous four years, Dr. Borow was Senior Director, Medical Research Associates Department, Merck Research Laboratories where he directed clinical research operations for 163 different protocols, and developed a Merck-based contract group consisting of field monitors, data coordinators and statisticians. Previously, he was a Professor of Medicine and Pediatrics at the University of Chicago, and originator of a worldwide clinical research program in cardiac function which included investigative sites in the United States, United Kingdom, Norway, Israel and South Africa. Dr. Borow graduated from the Temple Medical School in 1974. Dr. Borow is a Harvard-trained Internist, Pediatrician, Adult Cardiologist and Pediatric Cardiologist

     David Weitz, Secretary and Treasurer of the Company.  In January 1995, Mr.
     -----------
Weitz was appointed the Chief Information Officer of CRA. He is responsible for the planning, implementation, and use of information technologies. Prior to January 1995 and since 1985, he was the Manager of Technical Support and Training for Merck Research Laboratories where he was responsible for planning, implementing and operating a computer technical support program and computer application training program for all divisional employees located at 5 geographical locations.

     William K. Robinson, Chief Financial Officer and Director, joined the
     -------------------
Company in 1996. He has over 25 years of diverse healthcare management experience, both domestic and international, in large corporate and emerging company operations. From 1994 to June 1996, he was Vice President of Finance for Scott Specialty Gases, Inc., a manufacturer of calibration and medical gases. He was President and Chief Executive Officer of Tektagen, Inc., a biopharmaceutical testing laboratory from 1991 to 1994, and Chief Financial Officer from 1990 to 1991. Previously, he was employed by SmithKline Beckman for 17 years, where he held the top financial positions in the U.S. Pharmaceuticals, Clinical Laboratories and Animal Health Divisions.

     Ivan Rubin, Director. Mr. Rubin a Director since August 1997.  He is
     ----------
President of Beta Associates, a health information consulting firm. From 1994 to April 1996, Mr. Rubin was a principal of Corporate Outsourcing Group, a health information consulting firm. From September 1993 to April 1994, Mr. Rubin was an independent business consultant. Prior thereto, Mr. Rubin held various positions at Merck & Co., the last being Vice President, Business Planning, Development and Research. Mr. Rubin holds a B.A. from the University of Buffalo and an M.B.A. from Hofstra University.

     John Whittle, Director.  Mr. Whittle has served as a Director since 1996.
     ------------
He is Chairman, President, and Chief Executive Officer of Farmers & Traders Life Insurance Company in Syracuse, New York. Prior to joining Farmers & Traders in 1989, he held senior management positions with Mutual of New York and served on the Boards of several of their subsidiaries. Mr. Whittle received a Masters in Management from The American College and also holds a B.S. in Insurance from Pennsylvania State University. He is a Chartered Life Underwriter (CLU).

SECTION 16(A) BENEFICIAL OWNERSHIP REPORTING COMPLIANCE

     Based solely upon a review of copies of reports furnished to the Company during the fiscal year ended December 31, 1997, the following persons filed the number of late reports or failed to file reports representing the number of transactions set forth after his name: Kenneth M. Borow, M.D. one transaction; William K. Robinson two transactions; Ivan Rubin one report/one transaction; John J. Whittle one transaction.

ITEM 10.  EXECUTIVE COMPENSATION

     Information concerning Executive Compensation is incorporated herein by reference to the similarly titled section in the Company's definitive proxy materials for the Company's 1998 Annual Meeting of Stockholders.

ITEM 11.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

     Information concerning Security Ownership of Certain Beneficial Owners and Management is incorporated herein by reference to the similarly titled section in the Company's definitive proxy materials for the Company's 1998 Annual Meeting of Stockholders.

ITEM 12.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

     None for the fiscal year ended December 31, 1997.

ITEM 13.  EXHIBITS

     (a)  Exhibits

          3.1  Certificate of Incorporation of Future Medical Technologies
               International, Inc. (formerly West End Ventures, Inc.), a Nevada corporation.(1)
          3.2  Certificate of Amendment of Certificate of Incorporation.
          3.3  Bylaws of Covalent Group, Inc.
          10.1 1996 Stock Option Plan. (2)
          10.2 1995 Stock Option Plan.
          10.3 Lease between Dean Witter Realty Income Partnership II and
               Covalent Group, Inc. dated November 14, 1996.
          21   Subsidiaries of the Registrant.
          23.1 Consent of Arthur Andersen LLP.
          23.2 Consent of Baratz & Associates, P.A.
          27   Financial Data Schedule (in electronic format only).

     (b)  Form 8-K

          On December 31, 1997 the Company reported on Form 8-K stockholder ratification to appoint the firm of Arthur Andersen LLP as its independent auditors beginning January 1, 1998 to make an examination of the accounts of the Company for the year ended December 31, 1997. The Company had no disagreements with its previous independent auditors, Baratz & Associates, P.A. on any matter of accounting principles or practices, financial statement disclosure or auditing scope or procedure.

_________________________
(1) Filed as an exhibit, to the Company's Registration Statement on Form S-1 (No. 33-43537) filed with the Securities & Exchange Commission on October 25, 1991, March 24, 1991 and June 22, 1992 and incorporated herein by reference.
(2)  Incorporated by reference from Proxy Statement for 1996 Annual Meeting.

                              COVALENT GROUP, INC.
                              --------------------
                     YEARS ENDED DECEMBER 31, 1997 AND 1996
                     --------------------------------------


                                     INDEX
                                     -----


                                                      Page(s)
                                                      -------


CONSOLIDATED FINANCIAL STATEMENTS
---------------------------------

Report of Independent Public Accountants                  F-1


Consolidated Balance Sheets                               F-3


Consolidated Statements of Operations                     F-5


Consolidated Statements of Stockholders' Equity           F-6


Consolidated Statements of Cash Flows                     F-7


Notes to Consolidated Financial Statements                F-8

                    REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS


To Covalent Group, Inc.:

We have audited the accompanying consolidated balance sheet of Covalent Group, Inc. (a Nevada corporation) and subsidiary as of December 31, 1997, and the related consolidated statements of operations, stockholders' equity and cash flows for the year ended December 31, 1997. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on the financial statements based on our audit.

We conducted our audit in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Covalent Group, Inc. and subsidiary as of December 31, 1997, and the results of their operations and their cash flows for the year ended December 31, 1997, in conformity with generally accepted accounting principles.


                                      Arthur Andersen LLP

Philadelphia, Pa.,
 March 6, 1998

                    REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS




To the Board of Directors and Stockholders
Covalent Group, Inc.
One Glenhardie Corporate Center
1275 Drummers Lane
Wayne, PA 19087


We have audited the accompanying consolidated balance sheet of Covalent Group, Inc. as of December 31, 1996, and the related consolidated statements of operations, stockholders' equity and cash flows for the year then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on the financial statements based on our audit.

We conducted our audit in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Covalent Group, Inc. as of December 31, 1996, and the results of its operations and its cash flows for the year ended December 31, 1996, in conformity with generally accepted accounting principles.


                                      Baratz and Associates, P.A.

Marlton, NJ
 February 5, 1997

                             COVALENT GROUP, INC.
                                AND SUBSIDIARY
                          CONSOLIDATED BALANCE SHEETS


ASSETS                                                                         December 31,
                                                                               ------------
                                                                         1997                 1996
                                                                   -------------         --------------
CURRENT ASSETS
   Cash and cash equivalents                                          $1,794,530            $  922,010
   Accounts receivable                                                 2,135,223             3,127,548
   Prepaid expenses and other                                            170,934               107,649
   Deferred income taxes                                                       -                96,363
   Costs and estimated earnings in excess of
     related billings on uncompleted contracts                         1,407,933                 6,243
                                                                   -------------        --------------
            TOTAL CURRENT ASSETS                                       5,508,620             4,259,813
                                                                   -------------        --------------


PROPERTY AND EQUIPMENT
   Equipment                                                             814,230               616,971
   Furniture and fixtures                                                186,905               110,522
   Leasehold improvements                                                 59,441                     -
                                                                   -------------        --------------
                                                                       1,060,576               727,493
         Less - Accumulated depreciation                                (372,441)             (203,699)
                                                                   -------------        --------------
                        NET PROPERTY AND EQUIPMENT                       688,135               523,794
                                                                   -------------        --------------

DEFERRED INCOME TAXES                                                    170,615                     -
                                                                   -------------        --------------
OTHER ASSETS                                                             249,211               208,354
                                                                   -------------        --------------

TOTAL ASSETS                                                          $6,616,581            $4,991,961
                                                                   =============        ==============


                    The accompanying notes are an integral
                part of these consolidated financial statements

                             COVALENT GROUP, INC.
                                AND SUBSIDIARY
                          CONSOLIDATED BALANCE SHEETS


LIABILITIES AND STOCKHOLDERS' EQUITY
                                                                                         December 31,
                                                                                         ------------
                                                                                 1997                   1996
                                                                                 ----                   ----
CURRENT LIABILITIES
   Accounts payable                                                          $ 1,803,057             $   687,931
   Accrued expenses                                                               98,419                   8,567
   Billings in excess of related costs and
    estimated earnings on uncompleted contracts                                  739,113                 585,868
                                                                        ----------------       -----------------
                   TOTAL CURRENT LIABILITIES                                   2,640,589               1,282,366
                                                                        ----------------       -----------------

COMMITMENTS AND CONTINGENCIES (NOTE 10)
STOCKHOLDERS' EQUITY
   Common stock, $.001 par value per
      share, 25,000,000 shares authorized,
      11,755,709 and 11,602,715 shares issued respectively                        11,756                  11,603
   Additional paid-in-capital                                                  9,265,508               9,083,632
   Accumulated deficit                                                        (5,250,956)             (5,385,640)
                                                                        ----------------       -----------------
      LESS:
         Treasury Stock, at cost, 12,500 shares in 1997                          (50,316)                      -
                   TOTAL STOCKHOLDERS' EQUITY                                  3,975,992               3,709,595
                                                                        ----------------       -----------------

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                                   $ 6,616,581             $ 4,991,961
                                                                        ================       =================

                    The accompanying notes are an integral
                part of these consolidated financial statements

                             COVALENT GROUP, INC.
                                AND SUBSIDIARY
                     CONSOLIDATED STATEMENTS OF OPERATIONS

                                                                                 Years Ended December 31,
                                                                                 ------------------------
                                                                                  1997             1996
                                                                                  ----             ----
REVENUES                                                                       $11,803,334       $10,352,483

COST OF REVENUES                                                                 8,222,217         6,330,984
                                                                            --------------    --------------

GROSS PROFIT                                                                     3,581,117         4,021,499
                                                                            --------------    --------------

OPERATING EXPENSES
    Selling, general and administrative                                          2,563,172         2,253,741
    Research and development                                                     1,052,013           882,617
                                                                            --------------    --------------

TOTAL OPERATING EXPENSES                                                         3,615,185         3,136,358
                                                                            --------------    --------------

INCOME (LOSS) FROM OPERATIONS                                                      (34,069)          885,141

INTEREST INCOME                                                                    109,893            93,594
                                                                            --------------    --------------

INCOME FROM CONTINUING
  OPERATIONS BEFORE INCOME TAXES                                                    75,824           978,735

INCOME TAX PROVISION (BENEFIT)                                                     (58,860)          (34,356)
                                                                            --------------    --------------

INCOME FROM CONTINUING
  OPERATIONS                                                                       134,684         1,013,091

DISCONTINUED OPERATIONS
    Loss from operations                                                                 -          (103,736)
    Loss on disposal                                                                     -          (328,037)
                                                                            --------------    --------------

NET INCOME                                                                     $   134,684       $   581,318
                                                                            ==============    ==============

NET INCOME (LOSS) PER COMMON SHARE
  Income from Continuing Operations - Basic                                    $       .01       $       .09
  Income from Continuing Operations - Diluted                                  $       .01       $       .08
  Discontinued Operations - Basic                                              $         -       $       .04
  Discontinued Operations - Diluted                                            $         -       $       .03
  Net Income - Basic                                                           $       .01       $       .05
  Net Income - Diluted                                                         $       .01       $       .05

WEIGHTED AVERAGE COMMON AND COMMON
  EQUIVALENT SHARES OUTSTANDING
    BASIC                                                                       11,659,890        11,304,545
    DILUTED                                                                     12,398,172        12,001,660

                    The accompanying notes are an integral
                part of these consolidated financial statements

                             COVALENT GROUP, INC.
                -----------------------------------------------
                CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
                -----------------------------------------------

                                                                               Additional
                                                        Common Stock            Paid-In          Unearned       Accumulated
                                                        ------------
                                                  Shares        Amount         Capital         Compensation       Deficit
                                               -----------    -----------   --------------    ---------------   ---------------
BALANCE,
  JANUARY 1, 1996                                  10,767,984     $10,768      $ 7,149,389       $   (57,575)    $(5,909,383)

Reclassification of unearned compensation                   -           -                -            57,575         (57,575)
Proceeds from sale of common stock                    720,231         720        1,830,872                 -               -
Exercise of stock options                             114,500         115          103,371                 -               -
Net income                                                  -           -                -                 -         581,318
                                               --------------  ----------   --------------    --------------   ----------------

BALANCE,
  DECEMBER 31, 1996                                11,602,715      11,603        9,083,632                 -      (5,385,640)

Exercise of stock options                             152,994         153          140,592                 -               -
Stock options granted to consultants                        -           -           41,284                 -               -
Purchase of treasury stock                                  -           -                -                 -               -
Net income                                                  -           -                -                 -         134,684
                                               --------------  ----------   --------------    --------------   ----------------
BALANCE,
  DECEMBER 31, 1997                                11,755,709     $11,756      $ 9,265,508        $        -     $(5,250,956)

                                               ==============  ==========   ==============    ==============   ================

                                                       Treasury   Stock
                                                       ----------------
                                                      Shares        Amount      Total
                                                  -------------  ----------- -----------
BALANCE,
  JANUARY 1, 1996                                             -   $       -  $ 1,193,199

Reclassification of unearned compensation                     -           -            -
Proceeds from sale of common stock                            -           -    1,831,592
Exercise of stock options                                     -           -      103,486
Net income                                                    -           -      581,318
                                                  -------------  ----------  -----------
BALANCE,
  DECEMBER 31, 1996                                           -           -    3,709,595
                                                              -           -
Exercise of stock options                                     -           -      140,745
Stock options granted to consultants                          -           -       41,284
Purchase of treasury stock                              (12,500)    (50,316)     (50,316)
Net income                                                    -           -      134,684
                                                  -------------  ----------  -----------
BALANCE,
  DECEMBER 31, 1997                                     (12,500)    (50,316) $ 3,975,992

                                                  =============  ==========  ===========


                  The accompanying notes are an integral
               part of these consolidated financial statements

                             COVALENT GROUP, INC.
                                AND SUBSIDIARY
                     CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                                                        YEARS ENDED DECEMBER 31,
                                                                                                        -----------------------
                                                                                                           1997           1996
                                                                                                           ----           ----
OPERATING ACTIVITIES:

Net income                                                                                             $   134,684     $   581,319
Adjustments to reconcile net income to
    net cash provided by (used in) operating activities
      Amortization and depreciation                                                                        171,100         142,443
      Stock options issued to consultants                                                                   41,284
      Loss on disposal of subsidiary                                                                             -         328,037
      Deferred income taxes                                                                                (74,252)        (96,363)
      Changes In assets and liabilities
       (Increase) decrease in -
        Accounts receivable                                                                                992,325      (3,002,812)
        Prepaid expenses and other                                                                          (8,285)        (43,526)
        Costs and estimated earnings in excess
          of related billings on uncompleted contracts                                                  (1,401,690)         (6,243)
        Other assets                                                                                       (40,857)           (223)
       Increase (decrease) in -
        Accounts payable                                                                                 1,115,126         558,268
        Accrued expenses                                                                                    89,852           4,537
        Billings in excess of related costs and
          estimated earnings on uncompleted contracts                                                      153,245         585,868
                                                                                                   ----------------    ------------

NET CASH PROVIDED BY (USED IN) OPERATING ACTIVITIES                                                      1,172,532        (948,695)
                                                                                                   ----------------    ------------

INVESTING ACTIVITIES:

Purchase of property and equipment                                                                        (335,441)       (324,652)
Net change in assets of discontinued operations                                                                  -         (40,555)

                                                                                                   ----------------    ------------
NET CASH USED IN INVESTING ACTIVITIES                                                                     (335,441)       (365,207)
                                                                                                   ----------------    ------------

FINANCING ACTIVITIES:

Proceeds from sale of stock, net                                                                                 -       1,831,592
Proceeds from exercise of stock options                                                                     85,745         103,485
Repayments on debt                                                                                               -          (5,000)
Purchase of treasury stock                                                                                 (50,316)              -
                                                                                                   ----------------    ------------

NET CASH PROVIDED BY FINANCING ACTIVITIES                                                                   35,429       1,930,077
                                                                                                   ----------------    ------------

NET INCREASE IN CASH AND CASH EQUIVALENTS                                                                  872,520         616,175

CASH AND CASH EQUIVALENTS, BEGINNING OF YEAR                                                               922,010         305,835
                                                                                                   ----------------    ------------

CASH AND CASH EQUIVALENTS, END OF YEAR                                                                 $ 1,794,530     $   922,010
                                                                                                   ================    ============

                    The accompanying notes are an integral
                part of these consolidated financial statements

                             Covalent Group, Inc.
                              -------------------
                                And Subsidiary
                                --------------
                  Notes To Consolidated Financial Statements
                  ------------------------------------------

1.   DESCRIPTION OF BUSINESS:
     -----------------------

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

2.   SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES:
     ------------------------------------------

     Principles of Consolidation
     ---------------------------

     The consolidated financial statements include the accounts of the Company and its wholly owned subsidiary. Intercompany transactions and balances have been eliminated in consolidation.

     Use of Estimates
     ----------------

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

     Revenue Recognition
     -------------------

     Fixed price contract revenue is recognized based on the status of the work completed under the contract as of a given time based on the various tasks required under the contract using the percentage of completion method. Revenue from other contracts is recognized as services are provided. Revenue related to contract modifications is recognized when realization is assured and the amounts are reasonably determinable. Adjustments to contract cost estimates are made in the periods in which the facts which require the revisions become known. When the revised estimate indicates a loss, such loss is provided for currently in its entirety. Costs and estimated earnings in excess of related billings on uncompleted contracts represents revenue recognized in excess of amounts billed. Billings in excess of related costs and estimated earnings on uncompleted contracts represents amounts billed in excess of revenue recognized.

     Cash and Cash Equivalents
     -------------------------

     The Company considers all highly liquid debt instruments purchased with an original maturity of three months or less to be cash equivalents.

    Property and Equipment
    ----------------------

    Property and equipment are recorded at cost. Depreciation is provided using the straight line method over the estimated useful lives of the assets which range from 3 to 7 years for equipment and from 3 to 7 years for furniture and fixtures. Depreciation expense for the years ended December 31, 1997 and 1996 was $171,100 and $132,099 respectively. Expenditures for maintenance and repairs are charged to expense as incurred. When assets are sold or retired, the cost and accumulated depreciation are removed from the accounts and any gain or loss is included in income.

    Research and Development Expenses
    ---------------------------------

    Research and development expenses ($1,052,013 in 1997; $882,617 in 1996) are charged to expense as incurred.

    Income Taxes
    ------------

    The Company accounts for income taxes under Statement of Financial Accounting Standards No. 109 "Accounting for Income Taxes" (SFAS No. 109) which requires the liability method of accounting for deferred income taxes. Deferred tax assets and liabilities are determined based on the difference between the financial statement and tax bases of assets and liabilities. Deferred tax assets or liabilities at the end of each period are determined using the tax rate expected to be in effect when taxes are actually paid or recovered.

    Concentration of Credit Risk
    ----------------------------

    Financial instruments that potentially subject the Company to concentration of credit risk are accounts receivable and the Company's customer base principally comprises companies within the pharmaceutical industry. The Company does not require collateral from its customers.

    Fair Value of Financial Instruments
    -----------------------------------

    The Company's financial instruments consist primarily of cash and cash equivalents, accounts receivable, costs and estimated earnings in excess of related billings on uncompleted contracts, accounts payable and accrued expenses and billings in excess of related costs and estimated earnings on uncompleted contracts. The book values of cash and cash equivalents, accounts receivable, costs and estimated earnings in excess of related billings on uncompleted contracts, accounts payable, accrued expenses and billings in excess of related costs and estimated earnings on uncompleted contracts are considered to be representative of their respective fair values.

    Net Income (Loss) Per Common and Common Equivalent Share
    --------------------------------------------------------

    The Company adopted Statement of Financial Accounting Standards No. 128 "Earnings Per Share" (SFAS No. 128) as of December 31, 1997. In accordance with SFAS No. 128, prior period earnings per share amounts have been restated to conform with SFAS No. 128. SFAS No. 128 requires basic earnings per share which is computed by dividing reported earnings available to common shareholders by the weighted average shares outstanding and diluted earnings per share which reflects the dilutive effect of common stock equivalents such as stock options and warrants.

    The weighted average common and common equivalent shares outstanding for purposes of calculating net income (loss) per common share are computed as follows:

                                                                         Years Ended
                                                                              December 31,
                                                                              ------------
                                                                       1997                1996
                                                                       ----                ----
    Weighted average common shares
      outstanding used for basic net income
      (loss) per common share                                      11,659,890           11,304,545


    Dilutive effect of common stock
      options and warrants outstanding                                738,282              697,115
                                                                  ------------        -------------

   Weighted average common and
      common equivalent shares outstanding used for diluted
      net income (loss) per common share                           12,398,172           12,001,660
                                                                  ============        =============

    New Accounting Pronouncements
    -----------------------------

    In June 1997, the Financial Accounts Standards Board issued Statement of Financial Accounting Standards No. 130 " Reporting Comprehensive Income" (SFAS No. 130). SFAS No. 130 is effective for fiscal years beginning after December 15, 1997. SFAS No. 130 establishes standards for the reporting and display of comprehensive income in a set of financial statements. Comprehensive income is defined as the change in net assets of a business enterprise during a period from transactions generated from non-owner sources. It includes all changes in equity during a period except those resulting from investments by owners and distributions to owners. Management believes that the adoption of SFAS No. 130 will not have a material impact on the financial statements.

    In June 1997, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 131 " Disclosures about Segments of an Enterprise and Related Information" ("SFAS No. 131"). SFAS No. 131 applies to all public companies and is effective for fiscal years beginning after December 15, 1997. SFAS No. 131 requires that business segment financial information be reported in the financial statements utilizing the management approach. The management approach is defined as the manner in which management organizes the segments within the enterprise for making operating decisions and assessing performance. Management believes the adoption of SFAS No. 131 will not have a material impact on the financial statements.

    Supplemental Cash Flow Information
    ----------------------------------

    Noncash investing and financing activities for the year ended December 31, 1996 consisted of the sale of all of the outstanding common stock of a former subsidiary, Future Medical Technologies, Inc. (FMT) in consideration for a $250,000 note receivable, of which $25,000 was received in 1996. The transaction was recorded as follows:

       Net assets sold                 $  578,037
       Proceeds from sale                 250,000
                                       ----------

       Loss on disposition             $  328,037
                                       ==========

  Cash paid during the years ended December 31, 1997 and 1996 for income taxes were approximately $8,000 and $10,000 respectively.

    Reclassifications
    -----------------

    Certain prior year balances have been reclassified to conform to current year presentation.

3.  DISCONTINUED OPERATIONS:
    -----------------------

    On July 31, 1996, the Company sold all of the outstanding common stock of FMT for $250,000 and certain royalty payments due on the sale of certain products for up to five years. The selling price was payable in 1996 for $25,000 and the remaining balance was due in annual installments of $25,000
    (1997), $50,000 (1998 and 1999) and $100,000 (2000). Interest was charged at
    7% per annum. FMT was accounted for as discontinued operations and accordingly, assets, liabilities and operations were segregated in the accompanying consolidated balance sheets and statements of operations. As permitted under SFAS No. 95, discontinued operations have not been segregated in the 1996 consolidated statement of cash flows, therefore, certain captions will not agree with the consolidated balance sheet and statement of operations captions.

    Sales associated with FMT were $158,620 for the seven months ended July 31, 1996. Related losses were $157,176 for the same period.

    In 1997 the Company did not receive the scheduled payments on the note due from the purchaser of FMT, ABS Group, Inc. (ABS). On December 31, 1997, the Company agreed to exchange the note of $225,000 and related accrued interest of $13,000 for 300,000 shares of common stock of ABS, which are subject to certain restrictions. ABS is a public company, however trading of its common shares is very limited. The common shares received have been recorded at an amount equal to the carrying value of the note, including accrued interest, which management believes approximates fair value. This amount has been included in other long-term assets as of December 31, 1997.

4.  ACCOUNTS RECEIVABLE:
    --------------------

    Accounts receivable consisted of the following:

                                                                 December 31,
                                                   ------------------------------------
                                                           1997                 1996
                                                           ----                 ----
         Billed                                        $1,985,223           $3,127,548
         Unbilled                                         150,000                    -
                                                   --------------     -----------------

                                                       $2,135,223           $3,127,548
                                                   ==============     =================

    No provisions for uncollectible accounts were made in 1997 and 1996; the Company considered all receivable balances fully collectible due to historic bad debt experience and the financial stability of prior and existing customers.

5.  LINE OF CREDIT:
    --------------

    During 1997, the Company obtained a demand line of credit facility with a bank. Maximum borrowings under the facility are the lessor of $1,000,000 or 75% of eligible accounts receivable, as defined, and bear interest at the bank's prime rate plus 1.0%. There were no outstanding borrowings under this facility during 1997.

6.  STOCKHOLDERS' EQUITY:
    --------------------

    Common Stock Options
    --------------------

    The Company's 1996 stock incentive plan and 1995 employee stock option plan provide for the granting of incentive and non-qualified stock options for the purchase of shares of common stock to directors, officers, employees and consultants, as defined under the provisions of the plans. The Board of Directors determines the option exercise price per share, vesting period and expiration date (generally up to five years).

    The following table summarizes stock option activity:

                                                                                                            Weighted
                                                                                                            Average
                                                                                     Range of               Exercise
                                                                                  Exercise Prices          Price Per
                                                        Number of Shares             Per Share               Share
                                                       ------------------      -------------------      --------------
Options outstanding at December 31, 1995                        2,212,374             $.03 -$ 5.25               $2.54
   Granted                                                        354,500             3.88 -  6.13                4.15
   Exercised                                                     (114,500)             .88 -  5.00                1.06
   Retired                                                       (426,896)            2.88 -  5.00                3.32
   Gifted to Company                                             (475,000)            2.88 -  2.88                2.88
                                                       ------------------

Options outstanding at December 31, 1996                        1,550,478              .03 -  6.13                2.67

   Granted                                                        747,000             3.77 -  4.94                4.16
   Exercised                                                     (152,994)             .88 -  1.00                 .92
   Canceled                                                       (17,500)            3.94 -  4.63                4.28
                                                       ------------------

Options outstanding at December 31, 1997                        2,126,984             $.03 - $6.13               $3.31
                                                       ==================

Exercisable Options outstanding at:
   December 31, 1996                                            1,377,853             $.03 - $6.13               $2.47
   December 31, 1997                                            1,354,859              .03 -  6.13                2.79

     The following table summarizes information regarding stock options outstanding at December 31, 1997:

                               Options Outstanding                                    Options Exercisable
                               -------------------                                    -------------------
                                               Weighted               Weighted
                                               Average                Average                             Weighted
                           Number              Remaining              Exercise        Number              Average
Range of Exercise          Outstanding At      Contractual Life       Price per       Exercisable at      Exercise
Prices                     12/31/97            in Years               Share           12/31/97            Price
-----------------          ---------------     ----------------       ---------       --------------      --------
  $         0.03                210,000                 2.0             $0.03             210,000          $0.03
  $         0.88                103,984                  .7             $0.88             103,984          $0.88
  $         1.00                 79,000                 2.7             $1.00              79,000          $1.00
  $2.88 - $ 4.19              1,429,500                 3.9             $3.66             726,000          $3.26
  $4.38 - $ 6.13                304,500                 3.2             $5.13             235,875          $5.27

     As of December 31, 1997, there were 1,354,859 options vested and exercisable and 675,000 stock options available for grant under the Company's stock option plans.

     The Company applies Accounting Principals Board Opinion No. 25 "Accounting for Stock Issued to Employees" and the related interpretations in accounting for its stock option plans. The disclosure requirements of statement of Financial Accounting Standards No. 123 "Accounting for Stock Based Compensation" (SFAS No. 123) were adopted by the Company in 1997. Had compensation cost for options granted during 1995 through 1997 under the stock options plan been determined based upon the fair value of the options at the date of grant, as prescribed by SFAS No. 123, the Company's pro forma net income and pro forma net income per share would have been reduced to the following amounts:

                                                                                Years Ended December 31,
                                                                          ------------------------------------
                                                                                1997                 1996
                                                                          ----------------      --------------
          Net income                                                            $ 134,684             $581,318
          Pro forma net income (loss)                                            (133,493)             469,306
          Basic income per share                                                     0.01                 0.05
          Pro forma basic net income (loss) per share                               (0.01)                0.04
          Diluted net income per share                                               0.01                 0.05
          Pro forma diluted net income (loss) per share                             (0.01)                0.04

     The weighted average fair value of each stock options granted during the years ended December 31, 1997 and 1996 was $1.86 and $1.89 respectively. As of December 31, 1997, the weighted average remaining contractual life of each stock option outstanding was 3.4 years. The weighted average remaining contractual life of each stock option granted during the years ended December 31, 1997 and 1996 was 4.7 and 4.9 years, respectively. The fair value of each option grant is estimated on the date of grant using the Black - Scholes option pricing model with the following weighted average assumptions:

                                                                         Years Ended
                                                                         December 31,
                                                            -------------------------------------
                                                                  1997                 1996
                                                            ----------------      ---------------
          Risk - free interest rate                              5.8% - 6.6%          6.0% - 6.8%
          Expected dividend yield                                         -                    -
          Expected life                                            5 years              5 years
          Expected volatility                                   40.0%                40.0%

     Because additional option grants are expected to be made each year, the above pro forma disclosures are not representative of pro forma effects of reported net income for future years.

     During 1997, the Company granted 25,000 stock options to an independent consultant for which the Company recorded consulting expense based upon the difference between the value of the stock options under the provisions of SFAS No. 123 and the exercise price per share on the date of grant.

     Common Stock Warrants
     ---------------------

     During 1996, the Company issued 250,000 common stock warrants with an exercise price of $2.75 per share to an investment banking firm in connection with an offering of common stock. The warrants were vested on the grant date.

7.   CUSTOMER INFORMATION:
     --------------------

     The following table summarizes significant customers with revenues in excess of 10% of total revenues (as a percentage of total revenues):

                                                     Years Ended
                                                     December 31,
               Customer                          1997            1996
               --------                       ----------       ---------
               A                                  21%             76%
               B                                  20%              *
               C                                  19%              *
               D                                  14%              *

     *Revenues were less than 10% of total revenues.

     The above revenue amounts consist of separate clinical trials ranging from two to five.


8.   INCOME TAXES
     ------------

     The components of the income tax provision (benefit) are as follows:

                                               Years Ended December 31,
                                           ---------------------------------
                                                 1997               1996
                                           --------------      -------------
          Current:
          Federal                             $         -        $         -
            State                                  15,392              8,567
                                           --------------     --------------
                                                   15,392              8,567
                                           --------------     --------------

          Deferred:
            Federal                               (64,252)           (35,155)
            State                                 (10,000)            (7,768)
                                           --------------     --------------

                                                  (74,252)           (42,923)
                                           --------------     --------------

                                              $   (58,860)       $   (34,356)
                                           ==============     ==============

     Income tax expense differs from the amount currently payable because certain expenses, primarily depreciation and accruals, are reported in different periods for financial reporting and income tax purposes.

     The federal statutory income tax rate is reconciled to the effective income tax rate as follows:

                                                                Years Ended December 31,
                                                          -----------------------------------
                                                                1997                 1996
                                                          -------------        --------------
     Federal statutory rate                                        34.0 %                34.0%
     State income taxes, net of federal benefit                     6.6                   6.6
     Prior period net operating loss                             (124.2)                (37.1)
     Other                                                          6.0                     -
                                                          =============        ==============
                                                                  (77.6)%                 3.5%
                                                          =============        ==============

     The components of the net current and long-term deferred tax assets and liabilities, measured under SFAS No. 109, are as follows:

                                                                         December 31,
                                                            -----------------------------------
                                                                  1997                 1996
                                                            --------------       --------------
     Deferred tax assets -
       Net operating loss carryforwards                           $220,684             $113,965
                                                            --------------       --------------

     Deferred tax liability-
       Depreciation                                                (50,069)             (17,602)
                                                            --------------       --------------

             Net deferred tax asset                               $170,615             $ 96,363
                                                            --------------       --------------

9.   EMPLOYEE BENEFIT PLAN:
     ----------------------

     The Company sponsors a 401(k) plan covering substantially all employees after a specified period of service. Eligible employees may contribute up to 15% of their annual compensation to the plan. The Company does not match employee contributions.

10.  LEASE COMMITMENTS:
     -----------------

     The Company leases office facilities and other equipment under noncancellable operating leases expiring through December 2001. Rent expense charged to operations was $289,308 in 1997 and $75,240 in 1996. Future minimum annual rental commitments under the noncancellable lease obligations are $281,290 in 1998, $257,836 in 1999, $245,413 in 2000, and
     $245,413 in 2001.

                                   SIGNATURES


In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                    COVALENT GROUP, INC.

Dated:    3/30/98
        -----------------
                                    By:  /s/Bruce LaMont
                                       --------------------------------
                                            Bruce LaMont, President, Chief
                                            Executive Officer and Director


In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.


Dated:  3/30/98                    By:  /s/Bruce LaMont
        -------                       -------------------------------
                                           Bruce LaMont, President, Chief
                                           Executive Officer and Director

Dated:  3/30/98                    By:  /s/William K. Robinson
        -------                       -------------------------------
                                           William K. Robinson, Chief Financial
                                           Officer and Director

Dated:  3/30/98                    By:  /s/Ivan Rubin
        -------                       -------------------------------
                                           Ivan Rubin, Director

Dated:  3/30/98                    By:  /s/John Whittle
        -------                       -------------------------------
                                           John Whittle, Director

ITEM 13.  EXHIBITS

(a)  Exhibits

     3.2   Certificate of Amendment of Certificate of Incorporation.

     3.3   Bylaws of Covalent Group, Inc.

     10.2  1995 Stock Option Plan.

     10.3 Lease between Dean Witter Realty Income Partnership II and Covalent Group, Inc. dated November 14, 1996.

     21    Subsidiaries of the Registrant.

     23.1  Consent of Arthur Andersen LLP.

     23.2  Consent of Baratz & Associates, P.A.

(b)  Form 8-K

     On December 31, 1997 the Company reported on Form 8-K stockholder ratification to appoint the firm of Arthur Andersen LLP as its independent auditors beginning January 1, 1998 to make an examination of the accounts of the Company for the year ended December 31, 1997. The Company had no disagreements with its previous independent auditors, Baratz & Associates, P.A. on any matter of accounting principles or practices, financial statement disclosure or auditing scope or procedure.