Form 10QSB
period 1998-03-31
COVALENT GROUP INC
filed 1998-05-14
CIK 856569

                      SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

                                  FORM 10-QSB


(Mark One)

 X  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE
---
    ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED MARCH 31, 1998.
                                               --------------

___ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
    EXCHANGE ACT OF 1934 FOR THE TRANSITION PERIOD FROM _________ TO __________.

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


Issuer's telephone number: 610-975-9533

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No ___
                                                               ---

State the number of shares outstanding of each of the issuer's classes of common equity as of April 30, 1998.

Common Stock, Par Value $.001                            11,743,209
-----------------------------                            ----------
     (Class)                                             Outstanding

Transitional Small Business Disclosure Format (check one): Yes ___  No  X
                                                                       ---

FORM 10-QSB


                             COVALENT GROUP, INC.


                                     INDEX

                                                                            Page
                                                                            ----
PART I.   Financial Information

  Item 1. Consolidated Financial Statements

     Balance Sheet - March 31, 1998 (Unaudited)                               3

     Statements of Operations - Three Months Ended
     March 31, 1998 and 1997 (Unaudited)                                      5

     Statements of Cash Flows - Three Months
     Ended March 31, 1998 and 1997 (Unaudited)                                6

     Notes to Consolidated Financial Statements
     (Unaudited)                                                              7

  Item 2. Management's Discussion and Analysis of
          Financial Condition and Results of Operations                       9

PART II.  Other Information                                                  12

Signature Page                                                               13

PART I.  FINANCIAL INFORMATION
  ITEM 1.  CONSOLIDATED FINANCIAL STATEMENTS


                             COVALENT GROUP, INC.
                                AND SUBSIDIARY
                          CONSOLIDATED BALANCE SHEET
                                MARCH 31, 1998
                                  (Unaudited)

ASSETS


CURRENT ASSETS
   Cash and cash equivalents                                     $1,589,005
   Accounts receivable                                            1,119,690
   Prepaid expenses and other                                       254,729
   Costs and estimated earnings in excess of
     related billings on uncompleted contracts                    1,561,470
                                                            ---------------
          TOTAL CURRENT ASSETS                                    4,524,894
                                                            ---------------

PROPERTY AND EQUIPMENT
   Equipment                                                        826,477
   Furniture and fixtures                                           197,148
   Leasehold improvements                                            59,441
                                                            ---------------
                                                                  1,083,066
     Less - Accumulated depreciation                               (434,160)
                                                            ---------------
          NET PROPERTY AND EQUIPMENT                                648,906
                                                            ---------------


DEFERRED INCOME TAXES                                               307,438
                                                            ---------------
OTHER ASSETS                                                        265,450
                                                            ---------------

TOTAL ASSETS                                                     $5,746,688
                                                            ===============

                See accompanying notes to financial statements

                             COVALENT GROUP, INC.
                                AND SUBSIDIARY
                          CONSOLIDATED BALANCE SHEET
                                MARCH 31, 1998
                                  (Unaudited)

LIABILITIES AND STOCKHOLDERS' EQUITY


CURRENT LIABILITIES
Accounts payable                                          $ 1,658,599
Accrued expenses                                               63,446
Billings in excess of related costs and
    estimated earnings on uncompleted contracts               314,337
                                                     ----------------
              TOTAL CURRENT LIABILITIES                     2,036,382
                                                     ----------------


STOCKHOLDERS' EQUITY
Common stock, $.001 par value
    25,000,000 shares, authorized
    11,755,709 shares issued                                   11,756
Additional paid-in-capital                                  9,265,508
Accumulated deficit                                        (5,516,642)
                                                     ----------------
                                                            3,760,622
LESS:
    Treasury stock at cost, 12,500 shares                     (50,316)
                                                     ----------------
              TOTAL STOCKHOLDERS' EQUITY                    3,710,306
                                                     ----------------

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                $ 5,746,688
                                                     ================


                See accompanying notes to financial statements

                             COVALENT GROUP, INC.
                                AND SUBSIDIARY
                     CONSOLIDATED STATEMENTS OF OPERATIONS
                                  (Unaudited)

                                                                                          Three Months Ended
                                                                                              March 31,
                                                                                              ---------
                                                                                     1998                     1997
                                                                                     ----                     ----
REVENUES                                                                           $ 2,239,607              $ 3,045,718

OPERATING EXPENSES
  Direct                                                                             1,854,226                2,312,772
  Selling, general and administrative                                                  817,722                  751,117
                                                                              ----------------         ----------------

TOTAL OPERATING EXPENSES                                                             2,671,948                3,063,889
                                                                              ----------------         ----------------

LOSS FROM OPERATIONS                                                                  (432,341)                 (18,171)

INTEREST INCOME                                                                         29,961                   13,445
                                                                              ----------------         ----------------

LOSS FROM OPERATIONS BEFORE INCOME                                                    (402,380)                  (4,726)
TAX BENEFIT

INCOME TAX BENEFIT                                                                    (136,694)                (103,508)
                                                                              ----------------         ----------------

NET INCOME (LOSS)                                                                  $  (265,686)             $    98,782
                                                                              ================         ================

NET INCOME (LOSS) PER COMMON SHARE
  Net Income (Loss) - Basic                                                        $      (.02)             $       .01
  Net Income (Loss) - Diluted                                                      $      (.02)             $       .01

WEIGHTED AVERAGE COMMON AND COMMON
  EQUIVALENT SHARES OUTSTANDING
   Basic                                                                            11,743,209               11,602,715
   Diluted                                                                          11,743,209               12,246,893



                See accompanying notes to financial statements.

                             COVALENT GROUP, INC.
                                AND SUBSIDIARY
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                                  (Unaudited)

                                                                              Three Months Ended
                                                                                    March 31,
                                                                                    ---------
                                                                          1998                    1997
                                                                          ----                    ----
OPERATING ACTIVITIES:

Net income (loss)                                                       $ (265,686)                 98,782
Adjustments to reconcile net income (loss) to
   net cash (used in) provided by operating activities
     Amortization and depreciation                                          61,719                  35,406
     Deferred income taxes                                                (136,823)               (103,508)
     Changes In assets and liabilities
     (Increase) decrease in -
     Accounts receivable                                                 1,015,533                 (75,361)
     Prepaid expenses and other                                            (83,795)               (163,386)
     Costs and estimated earnings in excess
     of related billings on uncompleted contracts                         (153,537)               (191,805)
     Other assets                                                          (16,239)                    319
     Increase (decrease) in -
     Accounts payable                                                     (144,458)              1,070,535
     Accrued expenses                                                      (34,973)                  7,057
     Billings in excess of related costs and
      estimated earnings on uncompleted contracts                         (424,776)               (316,091)
                                                                   ---------------           -------------

NET CASH (USED IN) PROVIDED BY OPERATING ACTIVITIES                       (183,035)                361,948
                                                                   ---------------           -------------

INVESTING ACTIVITIES:

Purchases of property and equipment                                        (22,490)                (78,668)
                                                                   ---------------           -------------

NET CASH USED IN INVESTING ACTIVITIES                                      (22,490)                (78,668)
                                                                   ---------------           -------------


NET (DECREASE) INCREASE IN CASH AND CASH EQUIVALENTS                      (205,525)                283,280

CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD                           1,794,530                 922,010
                                                                   ---------------           -------------

CASH AND CASH EQUIVALENTS, END OF PERIOD                                $1,589,005              $1,205,290
                                                                   ===============           =============


                See accompanying notes to financial statements

FORM 10-QSB

                             Covalent Group, Inc.
                                And Subsidiary
                  Notes To Consolidated Financial Statements
                                  (Unaudited)


1.   DESCRIPTION OF BUSINESS
     -----------------------

     Covalent Group, Inc. (the "Company"), is a contractual research organization, providing clinical research and development services to pharmaceutical, biotechnology, medical services and managed care organizations. The Company initiates, designs and monitors clinical trials, manages and analyzes clinical data and offers other related services and products.

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

     Basis of Presentation
     ---------------------

     The financial statements for the three months ended March 31, 1998 and 1997 have been prepared without audit and, in the opinion of management, reflect all adjustments necessary (consisting only of normal recurring adjustments) to present fairly the Company's financial position at March 31, 1998 and the results of its operations and its cash flows for the interim periods presented. Such financial statements do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. For further information, refer to the financial statements and footnotes thereto included in the Company's annual report on Form 10-KSB for the year ended December 31, 1997.

     Operating results for the three months ended March 31, 1998 may not necessarily be indicative of the results for the year ending December 31, 1998.

     Revenue Recognition
     -------------------

     Fixed price contract revenue is recognized based on the status of the work completed under the contract as of a given time using the percentage of completion method. Revenue from other contracts is recognized as services are provided. Revenue related to contract modifications is recognized when realization is assured and the amounts are reasonably determinable. Adjustments to contract cost estimates are made in the periods in which the facts which require the revisions become known. When the revised estimate indicates a loss, such loss is provided for currently in its entirety. Costs and estimated earnings in excess of related billings on uncompleted contracts represent revenue recognized in excess of amounts billed. Billings in excess of related costs and estimated earnings on uncompleted contracts represent amounts billed in excess of revenue recognized.

     Reclassifications
     -----------------

     Certain prior year balances have been reclassified to conform to the current year presentation.

     Net Income (Loss) Per Common and Common Equivalent Share
     --------------------------------------------------------

     The Company adopted Statement of Financial Accounting Standards No. 128 "Earnings Per Share" (SFAS No. 128) as of December 31, 1997. In accordance with SFAS No. 128, prior period earnings per share amount have been restated to conform with SFAS No. 128. SFAS No. 128 requires basic earnings per share which is computed by dividing reported earnings available to common shareholders by the weighted average shares outstanding and diluted earnings per share which reflects the dilutive effect of common stock equivalents such as stock options and warrants, unless the inclusion of these items would be anti dilutive.


     The weighted average common and common equivalent shares outstanding for purposes of calculating net income (loss) per common share are computed as follows:


                                                                 Three Months Ended
                                                                      March 31,
                                                                      ---------
                                                                1998               1997
                                                                ----               ----
     Weighted average common shares
      outstanding used for basic net income
      (loss) per common share                                 11,743,209         11,602,715

     Dilutive effect of common stock
      options and warrants outstanding                                 -            644,178
                                                             -----------        -----------

     Weighted average common and
      common equivalent shares
      outstanding used for diluted net
      income (loss) per common share                          11,743,209         12,246,893
                                                             ===========        ===========


     New Accounting Pronouncements
     -----------------------------

     In June 1997, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 130 " Reporting Comprehensive Income" (SFAS No. 130).

     SFAS No. 130 is effective for fiscal years beginning after December 15, 1997. SFAS No. 130 establishes standards for the reporting and display of comprehensive income in a set of financial statements. Comprehensive income is defined as the change in net assets of a business enterprise during a period from transactions generated from non-owner sources. It includes all changes in equity during a period except those resulting from investments by owners and distributions to owners. The Company adopted SFAS No. 130 as of March 31, 1998 and the adoption had no impact on the Company's financial statements.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

When used in this Report on form 10-QSB and in other public statements, both oral and written, by Covalent Group, Inc. (the "Company") and Company Officers, the words "estimate," "project," "intend," "believe," "anticipate" and similar expressions are intended to identify forward-looking statements regarding events and financial trends that may affect the Company's future operating results and financial position. Such statements are subject to risks and uncertainties that could cause the Company's actual results and financial position to differ materially. Such factors include, among others: (i) the Company's success in attracting new business; (ii) the size, duration and timing of clinical trials;
(iii) the termination, delay or cancellation of clinical trials; (iv) the intense competition in the industry in which the Company competes; (v) the Company's ability to obtain financing on satisfactory terms; (vi) the sensitivity of the Company's business to general economic conditions; and (vii) other economic, competitive, governmental and technological factors affecting the Company's operations, markets, products, services and prices. The Company undertakes no obligation to publicly release the result of any revision of these forward-looking statements to reflect events or circumstances after the date they are made or to reflect the occurrence of unanticipated events.

The Information set forth and discussed below for the three months ended March 31, 1998 and 1997 is derived from the Consolidated Financial Statements included elsewhere herein. The financial information set forth and discussed below is unaudited but, in the opinion of management, reflects all adjustments (consisting of normal recurring accruals) necessary for a fair presentation of such information. The results of operations of the Company for a particular quarter may not be indicative of results expected during the other quarters or for the entire year.

GENERAL
-------

The Company, through its wholly owned subsidiary Covalent Research Alliance Corp., is a research management organization that designs, coordinates and monitors clinical trials in drug development for some of the world's leading pharmaceutical firms. in addition, using advanced technologies, the Company works extensively in managed care, medical outcomes research and health management programs that focus on compliance and provider/patient behavior modification. Revenue is derived principally from the identification, placement, monitoring and management of clinical development studies in the traditional pharmaceutical, as well as managed care environment.

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

The Company's backlog, which consists of anticipated revenues from signed contracts, is in excess of $8 million at March 31, 1998. The Company believes that its backlog as of any date is not necessarily a meaningful predictor of future results.

Three Months Ended March 31, 1998 Compared To Three Months Ended March 31, 1997.
--------------------------------------------------------------------------------

Revenues for the three months ended March 31, 1998 decreased 26% to $2,240,000 as compared to $3,046,000 for the three month period ended March 31, 1997. The decrease of $806,000 is directly related to one less major clinical study being conducted in the most recent quarter as compared to the same quarter last year.

Direct expenses include compensation and other expenses directly related to conducting clinical studies. These costs decreased by $459,000 from $2,313,000 to $1,854,000 for the three months ended March 31, 1997 and 1998, respectively. The decrease in expenses results from fewer fees being paid to investigator sites. Direct expenses as a percentage of total revenues were 83% for the three months ended March 31, 1998 as compared to 76% for the same period last year. The increase in relative percent is due to the fixed cost component of personnel necessary to support an expected greater number of clinical studies.

Selling, general and administrative expenses include all administrative and business development personnel, and all other support expenses not directly related to specific contracts. Also included are expenses associated with the development of an interactive voice recognition system ("IVR") the platform development of which was essentially completed in January 1998. Selling, general and administrative expenses for the three months ended March 31, 1998 amounted to $818,000 as compared to $751,000 for the same period last year. Included in selling, general and administrative expenses for the three months ended March 31, 1997 and 1998 are IVR development and system maintenance expenses of $166,000 and $115,000, respectively. The increase in the level of expenses, excluding IVR related expenses for both periods, is due to costs associated with building the necessary support infrastructure for the overall business. As a percentage of revenues, selling, general and administrative expenses increased from 25% to 37% for the three months ended March 31, 1997 and 1998 respectively. The increase in expenses as a percentage of revenues results from the decrease in clinical trial revenues.

Interest income increased $17,000 from $13,000 for the three months ended March 31, 1997 to $30,000 for the three months ended March 31, 1998.

Income tax benefit for the three months ended March 31, 1998 amounted to $137,000 or 34% of the operating loss for the period. Management expects the tax benefit to be fully utilized.

In 1996 the Company sold all of the stock of a subsidiary, Future Medical Technologies, Inc. ("FMT"). In the three months ended March 31, 1997 the Company reached agreement with the purchaser to treat the sale of FMT as an asset sale under Internal Revenue Code Section 338 (h)(10). Accordingly, the loss on the sale is deductible for tax purposes against future income, and, as a result, the Company recorded a deferred tax asset of $94,000. Management anticipates the loss on disposal to be fully utilized.

Liquidity and Capital Resources
-------------------------------

The Company's contracts usually require a portion of the contract amount to be paid at the time the contract is initiated. Additional payments are generally made upon completion of negotiated performance requirements throughout the life of the contract. Cash receipts do not necessarily correspond to costs incurred and revenue recognized (revenue recognition is based on the percentage of completion accounting method). The Company typically receives a low volume of large-dollar receipts. As a result, the number of days outstanding in accounts receivable will fluctuate due to the timing and size of cash receipts. Accounts receivable and costs and estimated earnings in excess of related billings on uncompleted contracts were $2,681,000 at March 31, 1998 and $3,543,000 at December 31, 1997. The decrease relates directly to the reduction in revenues and the timing of payments by clients.

     The Company's cash and cash equivalents balance at March 31, 1998 was $1,589,000 as compared to $1,795,000 at December 31, 1997. The decrease in cash was primarily due to normal operations.

     The Company has a line of credit with a commercial bank providing a maximum credit facility of $1 million which bears interest at a rate not to exceed 1% point above the bank's prime rate. Borrowings outstanding under the credit line are secured by substantially all of the assets of the Company. No borrowings were outstanding under the credit line at March 31, 1998.

     The Company's principal cash needs on both a short and long-term basis are for the funding of its operations, and capital expenditure requirements. The Company expects to continue expanding its operations through internal growth, expansion of its existing services, and the development of new services for clinical research and the healthcare industry. The Company expects such activities to be funded from existing cash and cash equivalents and cash flow from operations.

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

               None.

     ITEM 6.   Exhibits and Reports on Form 8-K

               (a) Exhibits

                   27 Financial Data Schedule (in electronic format only)

               (b) Reports on Form 8-K

                   On January 8, 1998 the Company filed Form 8-K reporting stockholder ratification to appoint the firm of Arthur Andersen LLP as its independent auditors beginning January 1, 1998 to make an examination of the accounts of the Company for the year ended December 31, 1997. The Company had no disagreements with its previous independent auditors, Baratz & Associates, P.A. on any matter of accounting principles or practices, financial statement disclosure or auditing scope or procedure.

                                  SIGNATURES

     In accordance with the requirements of the Exchange Act, the Registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                                   COVALENT GROUP, INC.


Dated: May 14, 1998                 By: /s/Bruce LaMont
       ------------                     -----------------------------
                                        Bruce LaMont, President
                                        and Chief Executive Officer


Dated: May 14, 1998                 By: /s/William K. Robinson
       ------------                     -----------------------------
                                        William K. Robinson, Chief
                                        Financial Officer