Form 10KSB/A
period 1997-12-31
COVALENT GROUP INC
filed 1998-07-15
CIK 856569

                    U.S. SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                 FORM 10-KSB/A
                                AMENDMENT NO. 1

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

     The Company was incorporated under the laws of the State of Nevada on August 1, 1989 under the name of West End Ventures, Inc. ("West End"). West End's only activity prior to the acquisition of its subsidiary, Future Medical Technologies, Inc. ("FMT"), a New Jersey corporation incorporated on September 28, 1989 was the completion of its initial public offering on January
15, 1990. On January 26, 1990, West End acquired 100% of the outstanding securities of FMT. FMT was located in Decatur, Georgia and designed, manufactured and distributed disposable micro-biological analytical products and ancillary equipment for the detection of yeast, mold or bacteria in liquids or air for use in industrial and clinical laboratories. The principal product of FMT was a disposable plastic device for analytical bacteria growth in liquid samples and the diagnosis of urinary tract infections. FMT also developed a Salmonella detection system with the intended purpose of increased speed and test reliability as a pratical means for broad scale sampling and testing.

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

Clinical Trials
---------------

     CRA utilizes over 80 full time and independent contractor personnel with experience in the pharmaceutical, biotech and managed care industries that it believes can support the needs of the most rigorous clinical trials or medical outcomes studies. CRA has assembled an extensive network of clinical investigators, managed care organizations, and clinical research specialists, which it uses to coordinate and conduct clinical research. Clinical investigators in the network are contracted for a specific clinical study, on a case by case basis, where their expertise with a specific disease will insure the highest quality medical care, treatment and clinical evaluation. CRA's clinical monitors are strategically located throughout the country to reduce the cost of travel to clinical or managed care sites. CRA's clinical trial services include project coordination, regulatory document processing, monitoring services and quality control review.

Data Management
---------------

     CRA has automated the data management process associated with clinical trials management through its use and customization of the industry standard software from "BBN Software Products' Clintrial". Clintrial protocols are used to assist in the collection, validations, and reporting of clinical results to its pharmaceutical company clients as part of their submission to the Food and Drug Administration ("FDA") or other regulatory agencies. CRA's data management professionals provide case report form review and tracking; data entry; integrated clinical/statistical reports; and manuscripts for publication.

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

Wellness Measures
-----------------

     Wellness Measures is a division of CRA which provides a comprehensive set of services (such as health fairs, holistic medicine alternatives, fitness, nutrition and stress management programs) which improve the health of individuals, insure proper utilization of health care services, reduce health care costs, and improve morale and mental acuity. Wellness Measures' assessment services allow its clients to make informed decisions that benefit their companies, employees and their families.

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

POTENTIAL LIABILITY

     The Company attempts to manage its liability risk through contractual indemnification provisions with clients and investigators hired by the Company on behalf of its clients and through insurance. The contractual indemnifications generally do not protect the Company against certain of its own actions such as negligence. The contractual arrangements are subject to negotiation with clients and the terms and scope of such arrangements vary from client to client and from trial to trial. Although most of the Company's clients are large well-capitalized companies, the financial performance of these indemnitors is not secured. Therefore, the Company bears the risk that the indemnifying party may not have the financial ability to fulfill its indemnification obligations. The Company maintains professional liability insurance which includes drug safety issues as well as data processing errors and omissions. The Company could be materially and adversely affected if it were required to pay damages or incur defense costs in connection with a claim that is beyond the scope of an indemnity provision or beyond the level of insurance coverage or where the indemnifying party does not fulfill its indemnification obligations. However, the Company believes that its current insurance coverage is adequate.

EMPLOYEES

     At December 31, 1997, the Company employed 30 full time personnel and contracts with approximately 50 independent contractors on an as-needed basis. None of the employees are represented by a labor union and the Company believes its relations with employees and independent contractors are good.


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

     Cost of revenues includes compensation and other expenses directly related to conducting clinical studies. These costs increased by $1,891,000 from $6,331,000 to $8,222,000 for the years ended December 31, 1996 and 1997, respectively. As a percentage of revenues, the cost of revenues increased from 61% for the year ended December 31, 1996 to 70% for the year ended December 31, 1997. The increase in relative percent is due to different cost structures of the studies based on the work requested by the Company's clients in 1997. In 1997, the mix of work requested by the Company's clients happened to be lower margin work as compared to 1996. The Company's fixed costs necessary to support its volume of clinical trials also increased in 1997, primarily as a result of increased personnel costs.

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

   Fiscal year ended December 31, 1996 compared to fiscal year ended December
   --------------------------------------------------------------------------
   31, 1995.
   ---------

     Revenues in 1996 were $10,352,000 compared to $1,492,000 for 1995. The increase in revenues of $8,860,000 is directly related to the increase in the number and size of clinical development studies. In 1996, the Company worked on seven different clinical studies, each with revenue value that will exceed $1,000,000 when completed, as compared to only one trial with a revenue value in excess of $1,000,000 in 1995.

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

     Net loss from discontinued operations for the year ended December 31, 1996 amounted to $104,000 (net of income tax benefit of $53,000) and relates to seven months of operations of FMT. Following an assessment of the status of FMT's products and the additional investment required to fully develop its business, the Board of Directors concluded, subject to stockholder approval which was subsequently received, that it was in the best interest of the Company to sell FMT to a buyer willing to fund the additional required investment in research and development and operating expenses to further develop FMT's products.

     On July 26, 1996, an agreement was reached, and subsequently ratified by the Company's shareholders on September 20, 1996, to sell all of the stock of FMT for a $250,000 promissory note plus a licensing fee ranging from 5% to 2.5% payable to the Company on any revenue of certain FMT products over the next five years. In addition, the former officers of FMT agreed to donate back to the Company 475,000 stock options of the Company with an exercise price of $2.875 per share which were scheduled to expire on March 22, 2000. The Company has not received any license fees under the licensing agreement.

        The financial impact of this transaction resulted in a one time nonrecurring loss of $328,000 which was charged to earnings in the third quarter ended September 30, 1996.

     In 1997 the Company did not receive the scheduled payments due on the note from the purchaser of FMT, ABS Group, Inc. ("ABS"). On December 31, 1997, the Company agreed to exchange the note which had a remaining principal balance of $225,000 and related accrued interest of $13,000 for 300,000 shares of common stock of ABS, which are subject to certain restrictions. ABS is a public company, however, the trading volume of its common stock is limited. The common stock received has been recorded at an amount equal to the carrying value of the note, including accrued interest, which management believes approximates fair value.

Liquidity and Capital Resources
-------------------------------

The Company's contracts usually require a portion of the contract amount to be paid at the time the contract is initiated. Additional payments are generally made upon completion of negotiated performance requirements throughout the life of the contract. Cash receipts do not necessarily correspond to costs incurred and revenue recognized (revenue recognition is based on the percentage of completion accounting method). The Company typically receives a low volume of large-dollar receipts. As a result, the number of days outstanding in accounts receivable will fluctuate due to the timing and size of cash receipts. Accounts receivable decreased $992,000 to $2,135,000 at December 31, 1997 primarily due to the timing of progress payments for clinical trials. This was offset by costs and estimated earnings in excess of related billings on uncompleted contracts which increased $1,402,000 to $1,408,000 at December 31, 1997. This increase was attributable to four clinical trials, for which revenues have been recognized in excess of progress payments made to date on those contracts. Accounts payable increased $1,115,000 to $1,803,000 at December 31, 1997 primarily due to an increase in payments due to investigator sites. These contractual payments are based on completing certain milestones during the clinical trial. Investigator fees are therefore accrued based on the work completed and paid at a later date.

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

ITEM 13.  EXHIBITS

     (a)  Exhibits

          3.1  Certificate of Incorporation of West End Ventures, Inc., a Nevada
               corporation (predecessor to the Company) and all amendments thereto.
          3.3  Bylaws of Covalent Group, Inc. (1)
          10.1 1996 Stock Option Plan. (2)
          10.2 1995 Stock Option Plan. (1)
          10.3 Lease between Dean Witter Realty Income Partnership II and
               Covalent Group, Inc. dated November 14, 1996. (1)
          10.4 Credit Agreement with Corestates Bank dated April 25, 1997.
          10.5 Stock Purchase Warrant Agreement between Berkshire International
               Finance, Inc. and the Company dated June 20, 1996 (incorporated by reference to Exhibit 4.1 to the Company's Amendment No. 1 to
               Form S-3 filed July 15, 1998 (File No. 333-51079)).
          10.6 Stock Purchase Warrant Agreement between S&F Consulting, Inc. and the Company dated June 20, 1996 (incorporated by reference to
               Exhibit 4.2 to the Company's Amendment No. 1 to Form S-3 filed
               July 15 1998 (File No. 333-51079)).
          10.7 Stock Purchase Warrant Agreement between S&F Consulting, Inc. and the Company dated May 8, 1996 (incorporated by reference to
               Exhibit 4.3 to the Company's Amendment No. 1 to Form S-3 filed
               July 15, 1998 (File No. 333-51079)).
          21   Subsidiaries of the Registrant. (1)
          23.1 Consent of Arthur Andersen LLP. (1)
          23.2 Consent of Baratz & Associates, P.A. (1)
          27   Financial Data Schedule (in electronic format only). (1)

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

_________________________
(1) Filed as an exhibit to the Company's Report on Form 10-KSB (No. 0-21145) filed with the Securities & Exchange Commission on March 30, 1998 and incorporated herein by reference.
(2)  Incorporated by reference from Proxy Statement for 1996 Annual Meeting.

                                  SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this amendment to its report on Form 10-KSB to be signed on its behalf by the undersigned, thereunto duly authorized.

                                      COVALENT GROUP, INC.

Dated:     July 15,1998
       ---------------------
                                      By:   /s/ Bruce LaMont
                                         ----------------------------------
                                                Bruce LaMont, President, Chief
                                                Executive Officer and Director