Form 10KSB/A
period 1997-12-31
COVALENT GROUP INC
filed 1998-08-13
CIK 856569

                    U.S. SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                 FORM 10-KSB/A
                                AMENDMENT NO. 2

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

     Investment gain of $197,000 represents the gain recognized as a result of the exchange of a note receivable of $225,000 and related accrued interest of $13,000 for 300,000 shares of ABS Group, Inc. Common Stock.

     Interest income increased $16,000 from $94,000 for the year ended December 31, 1996 to $110,000 for the year ended December 31, 1997.

     The provision for income taxes amounted to $114,000 (before recording the income tax benefit of $94,000 on the sale of FMT) for the year ended December 31, 1997 and is net of a federal tax credit applicable to qualified research expenses and an adjustment to the income tax benefit of prior period net operating loss. In 1997, the Company reached agreement with the purchaser to treat the sale of FMT as an asset sale under Internal Revenue Code Section 338
(h) (10). Accordingly, the loss on the disposition of FMT is deductible for tax purposes against future income. As a result, during the first quarter of 1997, the Company recorded an additional deferred tax asset of $94,000. Management anticipates the loss on disposal to be fully utilized. As a result, the net income tax provision recorded for the year ended December 31, 1997 was $20,000.

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

     In 1997 the Company did not receive the scheduled payments due on the note from the purchaser of FMT, ABS Group, Inc. ("ABS"). On December 31, 1997, the Company agreed to exchange the note which had a remaining principal balance of $225,000 and related accrued interest of $13,000 for 300,000 shares of common stock of ABS, which are subject to certain restrictions. The common shares received were originally recorded at an amount equal to the carrying value of the note, including accrued interest, which management believed approximated fair value. However, based on recent discussions with the Securities and Exchange Commission Staff management has revised the estimate of fair value for the ABS common stock to $434,687 which represents the closing bid price per share with a minimal discount due to the restrictions regarding the ability to sell this stock. The effect of this restatement was to increase the net income by $118,012 ($.01 per common share).

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

ITEM 13.  EXHIBITS

     (a)  Exhibits

          3.1  Certificate of Incorporation of West End Ventures, Inc., a Nevada
               corporation (predecessor to the Company) and all amendments thereto.(1)
          3.3  Bylaws of Covalent Group, Inc. (2)
          10.1 1996 Stock Option Plan. (3)
          10.2 1995 Stock Option Plan. (2)
          10.3 Lease between Dean Witter Realty Income Partnership II and
               Covalent Group, Inc. dated November 14, 1996. (2)
          10.4 Credit Agreement with Corestates Bank dated April 25, 1997.(1)
          10.5 Stock Purchase Warrant Agreement between Berkshire International
               Finance, Inc. and the Company dated June 20, 1996 (incorporated by reference to Exhibit 4.1 to the Company's Amendment No. 1 to
               Form S-3 filed July 15, 1998 (File No. 333-51079)).(1)
          10.6 Stock Purchase Warrant Agreement between S&F Consulting, Inc. and the Company dated June 20, 1996 (incorporated by reference to
               Exhibit 4.2 to the Company's Amendment No. 1 to Form S-3 filed
               July 15 1998 (File No. 333-51079)).(1)
          10.7 Stock Purchase Warrant Agreement between S&F Consulting, Inc. and the Company dated May 8, 1996 (incorporated by reference to
               Exhibit 4.3 to the Company's Amendment No. 1 to Form S-3 filed
               July 15, 1998 (File No. 333-51079)).(1)
          21   Subsidiaries of the Registrant. (2)
          23.1 Consent of Arthur Andersen LLP.
          23.2 Consent of Baratz & Associates, P.A.
          27   Financial Data Schedule (in electronic format only).

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

_________________________
(1) Filed as an exhibit to the Company's Amendment No. 1 to its Report on Form 10-KSB (No. 0-21145) filed with the Securities and Exchange Commission on July 15, 1998 and incorporated herein by reference.
(2) Filed as an exhibit to the Company's Report on Form 10-KSB (No. 0-21145) filed with the Securities and Exchange Commission on March 30, 1998 and incorporated herein by reference.
(3)  Incorporated by reference from Proxy Statement for 1996 Annual Meeting.

                                  SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this amendment to its report on Form 10-KSB to be signed on its behalf by the undersigned, thereunto duly authorized.

                                      COVALENT GROUP, INC.

Dated:     August 13,1998
       ---------------------
                                           By:   /s/ Bruce LaMont
                                         ----------------------------------
                                                Bruce LaMont, President, Chief
                                                Executive Officer and Director

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


Consolidated Statements of Stockholders' Equity           F-6


Consolidated Statements of Cash Flows                     F-7


Notes to Consolidated Financial Statements                F-8

                    REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS


To Covalent Group, Inc.:

We have audited the accompanying consolidated balance sheet (as restated, See
Note 3) of Covalent Group, Inc. (a Nevada corporation) and subsidiary as of December 31, 1997, and the related consolidated statements of operations, stockholders' equity and cash flows (as restated, See Note 3) for the year ended December 31, 1997. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on the financial statements based on our audit.

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

 August 5, 1998

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


                                      Baratz and Associates, P.A.

Marlton, NJ
 February 5, 1997

                             COVALENT GROUP, INC.
                                AND SUBSIDIARY
                          CONSOLIDATED BALANCE SHEETS


ASSETS                                                                         December 31,
                                                                               ------------
                                                                         1997                 1996
                                                                   -------------         --------------
CURRENT ASSETS
   Cash and cash equivalents                                          $1,794,530            $  922,010
   Accounts receivable                                                 2,135,223             3,127,548
   Prepaid expenses and other                                            170,934               107,649
   Deferred income taxes                                                       -                96,363
   Costs and estimated earnings in excess of
     related billings on uncompleted contracts                         1,407,933                 6,243
                                                                   -------------        --------------
            TOTAL CURRENT ASSETS                                       5,508,620             4,259,813
                                                                   -------------        --------------


PROPERTY AND EQUIPMENT
   Equipment                                                             814,230               616,971
   Furniture and fixtures                                                186,905               110,522
   Leasehold improvements                                                 59,441                     -
                                                                   -------------        --------------
                                                                       1,060,576               727,493
         Less - Accumulated depreciation                                (372,441)             (203,699)
                                                                   -------------        --------------
                        NET PROPERTY AND EQUIPMENT                       688,135               523,794
                                                                   -------------        --------------

DEFERRED INCOME TAXES                                                     91,940                     -
                                                                   -------------        --------------
OTHER ASSETS                                                             445,898               208,354
                                                                   -------------        --------------

TOTAL ASSETS                                                          $6,734,593            $4,991,961
                                                                   =============        ==============

                    The accompanying notes are an integral
                part of these consolidated financial statements

                             COVALENT GROUP, INC.
                                AND SUBSIDIARY
                          CONSOLIDATED BALANCE SHEETS


LIABILITIES AND STOCKHOLDERS' EQUITY
                                                                                         December 31,
                                                                                         ------------
                                                                                 1997                   1996
                                                                                 ----                   ----
CURRENT LIABILITIES
   Accounts payable                                                          $ 1,803,057             $   687,931
   Accrued expenses                                                               98,419                   8,567
   Billings in excess of related costs and
    estimated earnings on uncompleted contracts                                  739,113                 585,868
                                                                        ----------------       -----------------
                   TOTAL CURRENT LIABILITIES                                   2,640,589               1,282,366
                                                                        ----------------       -----------------

COMMITMENTS AND CONTINGENCIES (NOTE 10)
STOCKHOLDERS' EQUITY
   Common stock, $.001 par value per
      share, 25,000,000 shares authorized,
      11,755,709 and 11,602,715 shares issued respectively                        11,756                  11,603
   Additional paid-in-capital                                                  9,265,508               9,083,632
   Accumulated deficit                                                        (5,132,944)             (5,385,640)
                                                                        ----------------       -----------------
                                                                               4,144,320               3,709,595
      LESS:
         Treasury Stock, at cost, 12,500 shares in 1997                          (50,316)                      -
                                                                        ----------------       -----------------
                   TOTAL STOCKHOLDERS' EQUITY                                  4,094,004               3,709,595
                                                                        ----------------       -----------------

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                                   $ 6,734,593             $ 4,991,961
                                                                        ================       =================

                    The accompanying notes are an integral
                part of these consolidated financial statements

                             COVALENT GROUP, INC.
                                AND SUBSIDIARY
                     CONSOLIDATED STATEMENTS OF OPERATIONS

                                                                                 Years Ended December 31,
                                                                                 ------------------------
                                                                                  1997             1996
                                                                                  ----             ----
REVENUES                                                                       $11,803,334       $10,352,483

COST OF REVENUES                                                                 8,222,217         6,330,984
                                                                            --------------    --------------

GROSS PROFIT                                                                     3,581,117         4,021,499
                                                                            --------------    --------------

OPERATING EXPENSES
    Selling, general and administrative                                          2,563,173         2,253,741
    Research and development                                                     1,052,013           882,617
                                                                            --------------    --------------

TOTAL OPERATING EXPENSES                                                         3,615,186         3,136,358
                                                                            --------------    --------------

INCOME (LOSS) FROM OPERATIONS                                                      (34,069)          885,141

INVESTMENT GAIN                                                                    196,687               --

INTEREST INCOME                                                                    109,893            93,594
                                                                            --------------    --------------

INCOME FROM CONTINUING
  OPERATIONS BEFORE INCOME TAXES                                                   272,511           978,735

INCOME TAX PROVISION (BENEFIT)                                                      19,815           (34,356)
                                                                            --------------    --------------

INCOME FROM CONTINUING
  OPERATIONS                                                                       252,696         1,013,091

DISCONTINUED OPERATIONS
    Loss from operations                                                                 -          (103,736)
    Loss on disposal                                                                     -          (328,037)
                                                                            --------------    --------------

NET INCOME                                                                     $   252,696       $   581,318
                                                                            ==============    ==============

NET INCOME (LOSS) PER COMMON SHARE
  Income from Continuing Operations - Basic                                    $       .02       $       .09
  Income from Continuing Operations - Diluted                                  $       .02       $       .08
  Discontinued Operations - Basic                                              $         -       $       .04
  Discontinued Operations - Diluted                                            $         -       $       .03
  Net Income - Basic                                                           $       .02       $       .05
  Net Income - Diluted                                                         $       .02       $       .05

WEIGHTED AVERAGE COMMON AND COMMON
  EQUIVALENT SHARES OUTSTANDING
    BASIC                                                                       11,659,890        11,304,545
    DILUTED                                                                     12,398,172        12,001,660

                    The accompanying notes are an integral
                part of these consolidated financial statements

                             COVALENT GROUP, INC.
                -----------------------------------------------
                CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
                -----------------------------------------------

                                                                               Additional
                                                        Common Stock            Paid-In          Unearned       Accumulated
                                                        ------------
                                                  Shares        Amount         Capital         Compensation       Deficit
                                               -----------    -----------   --------------    ---------------   ---------------
BALANCE,
  JANUARY 1, 1996                                  10,767,984     $10,768      $ 7,149,389       $   (57,575)    $(5,909,383)

Reclassification of unearned compensation                   -           -                -            57,575         (57,575)
Proceeds from sale of common stock                    720,231         720        1,830,872                 -               -
Exercise of stock options                             114,500         115          103,371                 -               -
Net income                                                  -           -                -                 -         581,318
                                               --------------  ----------   --------------    --------------   ----------------

BALANCE,
  DECEMBER 31, 1996                                11,602,715      11,603        9,083,632                 -      (5,385,640)

Exercise of stock options                             152,994         153          140,592                 -               -
Stock options granted to consultants                        -           -           41,284                 -               -
Purchase of treasury stock                                  -           -                -                 -               -
Net income                                                  -           -                -                 -         252,696
                                               --------------  ----------   --------------    --------------   ----------------
BALANCE,
  DECEMBER 31, 1997                                11,755,709     $11,756      $ 9,265,508        $        -     $(5,132,944)

                                               ==============  ==========   ==============    ==============   ================

                                                       Treasury   Stock
                                                       ----------------
                                                      Shares        Amount      Total
                                                  -------------  ----------- -----------
BALANCE,
  JANUARY 1, 1996                                             -   $       -  $ 1,193,199

Reclassification of unearned compensation                     -           -            -
Proceeds from sale of common stock                            -           -    1,831,592
Exercise of stock options                                     -           -      103,486
Net income                                                    -           -      581,318
                                                  -------------  ----------  -----------
BALANCE,
  DECEMBER 31, 1996                                           -           -    3,709,595
                                                              -           -
Exercise of stock options                                     -           -      140,745
Stock options granted to consultants                          -           -       41,284
Purchase of treasury stock                              (12,500)    (50,316)     (50,316)
Net income                                                    -           -      252,696
                                                  -------------  ----------  -----------
BALANCE,
  DECEMBER 31, 1997                                     (12,500) $  (50,316) $ 4,094,004

                                                  =============  ==========  ===========


                  The accompanying notes are an integral
               part of these consolidated financial statements

                             COVALENT GROUP, INC.
                                AND SUBSIDIARY
                     CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                                                        YEARS ENDED DECEMBER 31,
                                                                                                        -----------------------
                                                                                                           1997           1996
                                                                                                           ----           ----
OPERATING ACTIVITIES:

Net income                                                                                             $   252,696     $   581,319
Adjustments to reconcile net income to
    net cash provided by (used in) operating activities
      Amortization and depreciation                                                                        171,100         142,443
      Investment Gain                                                                                     (196,687)              -
      Stock options issued to consultants                                                                   41,284
      Loss on disposal of subsidiary                                                                             -         328,037
      Deferred income taxes                                                                                  4,423        (96,363)
      Changes In assets and liabilities
       (Increase) decrease in -
        Accounts receivable                                                                                992,325      (3,002,812)
        Prepaid expenses and other                                                                          (8,285)        (43,526)
        Costs and estimated earnings in excess
          of related billings on uncompleted contracts                                                  (1,401,690)         (6,243)
        Other assets                                                                                       (40,857)           (223)
       Increase (decrease) in -
        Accounts payable                                                                                 1,115,126         558,268
        Accrued expenses                                                                                    89,852           4,537
        Billings in excess of related costs and
          estimated earnings on uncompleted contracts                                                      153,245         585,868
                                                                                                   ----------------    ------------

NET CASH PROVIDED BY (USED IN) OPERATING ACTIVITIES                                                      1,172,532        (948,695)
                                                                                                   ----------------    ------------

INVESTING ACTIVITIES:

Purchase of property and equipment                                                                        (335,441)       (324,652)
Net change in assets of discontinued operations                                                                  -         (40,555)

                                                                                                   ----------------    ------------
NET CASH USED IN INVESTING ACTIVITIES                                                                     (335,441)       (365,207)
                                                                                                   ----------------    ------------

FINANCING ACTIVITIES:

Proceeds from sale of stock, net                                                                                 -       1,831,592
Proceeds from exercise of stock options                                                                     85,745         103,485
Repayments on debt                                                                                               -          (5,000)
Purchase of treasury stock                                                                                 (50,316)              -
                                                                                                   ----------------    ------------

NET CASH PROVIDED BY FINANCING ACTIVITIES                                                                   35,429       1,930,077
                                                                                                   ----------------    ------------

NET INCREASE IN CASH AND CASH EQUIVALENTS                                                                  872,520         616,175

CASH AND CASH EQUIVALENTS, BEGINNING OF YEAR                                                               922,010         305,835
                                                                                                   ----------------    ------------

CASH AND CASH EQUIVALENTS, END OF YEAR                                                                 $ 1,794,530     $   922,010
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


     Restatement
     -----------

     Reference is made to Note 3 regarding the 1997 financial statement restatement to revise the estimate of the fair value of the ABS Group, Inc. Common Stock received in settlement of the outstanding note receivable due from ABS Group, Inc.

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


    Investments
    -----------

    Included in other assets is an investment in 300,000 shares of Common Stock of ABS Group, Inc. (See Note 3). The investment has been classified as long-term due to certain restrictions on the sale of this stock. This investment is carried at the closing bid price per share with a minimal discount due to the restrictions regarding the ability to sell this stock. The investment is classified as available for sale pursuant to Statement of Financial Accounting Standards No. 115 "Accounting for Certain Investments in Debt and Equity Securities" (SFAS No. 115). Therefore any unrealized holding gains or losses will be presented as a separate component of stockholders' equity.

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


    In 1997 the Company did not receive the scheduled payments on the note due from the purchaser of FMT, ABS Group, Inc. (ABS). On December 31, 1997, the Company agreed to exchange the note of $225,000 and related accrued interest of $13,000 for 300,000 shares of common stock of ABS, which are subject to certain restrictions. The common shares received were originally recorded at an amount equal to the carrying value of the note, including accrued interest, which management believed approximated fair value. However, based on recent discussions with the Securities and Exchange Commission Staff management has revised the estimate of fair value for the ABS common stock to $434,687 which represents the closing bid price per share with a minimal discount due to the restrictions regarding the ability to sell this stock. The effect of this restatement was to increase the net income by $118,012 ($.01 per common share).

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

                                                                                Years Ended December 31,
                                                                          ------------------------------------
                                                                                1997                 1996
                                                                          ----------------      --------------
          Net income                                                            $ 252,696             $581,318
          Pro forma net income (loss)                                             (15,481)             469,306
          Basic income per share                                                     0.02                 0.05
          Pro forma basic net income (loss) per share                                 -                   0.04
          Diluted net income per share                                               0.02                 0.05
          Pro forma diluted net income (loss) per share                               -                   0.04

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


8.   INCOME TAXES
     ------------

     The components of the income tax provision (benefit) are as follows:

                                               Years Ended December 31,
                                           ---------------------------------
                                                 1997               1996
                                           --------------      -------------
          Current:
          Federal                             $         -        $         -
            State                                  15,392              8,567
                                           --------------     --------------
                                                   15,392              8,567
                                           --------------     --------------

          Deferred:
            Federal                                 3,827            (35,155)
            State                                     596             (7,768)
                                           --------------     --------------

                                                    4,423            (42,923)
                                           --------------     --------------

                                              $    19,815        $   (34,356)
                                           ==============     ==============

     Income tax expense differs from the amount currently payable because certain expenses, primarily depreciation and accruals, are reported in different periods for financial reporting and income tax purposes.

     The federal statutory income tax rate is reconciled to the effective income tax rate as follows:

                                                                Years Ended December 31,
                                                          -----------------------------------
                                                                1997                 1996
                                                          -------------        --------------
     Federal statutory rate                                        34.0 %                34.0%
     State income taxes, net of federal benefit                     6.6                   6.6
     Prior period net operating loss                             ( 34.6)                (37.1)
     Other                                                          1.3                     -
                                                          =============        ==============
                                                                    7.3%                  3.5%
                                                          =============        ==============

     The components of the net current and long-term deferred tax assets and liabilities, measured under SFAS No. 109, are as follows:

                                                                         December 31,
                                                            -----------------------------------
                                                                  1997                 1996
                                                            --------------       --------------
     Deferred tax assets -
       Net operating loss carryforwards                           $220,684             $113,965
                                                            --------------       --------------

     Deferred tax liabilities -
       Investment valuation                                        (78,675)                  --
       Depreciation                                                (50,069)             (17,602)
                                                            --------------       --------------
      Depreciation                                               (128,744)             (17,602)
                                                            --------------       --------------
             Net deferred tax asset                               $ 91,940             $ 96,363
                                                            --------------       --------------

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

                                 EXHIBIT INDEX
                                 -------------

Exhibit 23.1     Consent of Arthur Andersen, LLP

Exhibit 23.2     Consent of Boatz & Associates, P.A.

Exhibit 27       Financial Data Schedule