Form 10QSB/A
period 1998-03-31
COVALENT GROUP INC
filed 1998-08-13
CIK 856569

                      SECURITIES AND EXCHANGE COMMISSION

                            WASHINGTON, D.C. 20549


                                 FORM 10-QSB/A

                               AMENDEMENT NO. 1

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

PART I.  FINANCIAL INFORMATION
  ITEM 1.  CONSOLIDATED FINANCIAL STATEMENTS


                             COVALENT GROUP, INC.
                                AND SUBSIDIARY
                          CONSOLIDATED BALANCE SHEET
                                MARCH 31, 1998
                                  (Unaudited)

ASSETS


CURRENT ASSETS
   Cash and cash equivalents                                     $1,589,005
   Accounts receivable                                            1,119,690
   Prepaid expenses and other                                       254,729
   Costs and estimated earnings in excess of
     related billings on uncompleted contracts                    1,561,470
                                                            ---------------
          TOTAL CURRENT ASSETS                                    4,524,894
                                                            ---------------

PROPERTY AND EQUIPMENT
   Equipment                                                        826,477
   Furniture and fixtures                                           197,148
   Leasehold improvements                                            59,441
                                                            ---------------
                                                                  1,083,066
     Less - Accumulated depreciation                               (434,160)
                                                            ---------------
          NET PROPERTY AND EQUIPMENT                                648,906
                                                            ---------------


DEFERRED INCOME TAXES                                               228,763
                                                            ---------------
OTHER ASSETS                                                        353,466
                                                            ---------------

TOTAL ASSETS                                                     $5,756,029
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
                                                     ----------------


STOCKHOLDERS' EQUITY
Common stock, $.001 par value
    25,000,000 shares, authorized
    11,755,709 shares issued                                   11,756
Additional paid-in-capital                                  9,265,508
Accumulated deficit                                        (5,398,630)
Unrealized loss on investment                                (108,671)
                                                     ----------------
                                                            3,769,963
LESS:
    Treasury stock at cost, 12,500 shares                     (50,316)
                                                     ----------------
              TOTAL STOCKHOLDERS' EQUITY                    3,719,647
                                                     ----------------

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                $ 5,756,029
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

     SFAS No. 130 is effective for fiscal years beginning after December 15, 1997. SFAS No. 130 establishes standards for the reporting and display of comprehensive income in a set of financial statements. Comprehensive income is defined as the change in net assets of a business enterprise during a period from transactions generated from non-owner sources. It includes all changes in equity during a period except those resulting from investments by owners and distributions to owners. The Company adopted SFAS No. 130 as of March 31, 1998 and a reconciliation of comprehensive income follows:

                                                            Three Months Ended
                                                                 March 31,
                                                                 ---------
                                                            1998         1997
                                                            ----         ----
Net income (loss)                                           $(265,686)  $98,782
Unrealized investment loss                                   (108,671)     --
                                                              --------  -------
Comprehensive income (loss)                                 $(374,357)  $98,782
                                                              ========  =======

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


                                                   COVALENT GROUP, INC.


Dated: August 13, 1998                 By: /s/Bruce LaMont
       ---------------                  -----------------------------
                                        Bruce LaMont, President
                                        and Chief Executive Officer