Form 10QSB
period 1998-06-30
COVALENT GROUP INC
filed 1998-08-14
CIK 856569

                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

                                  FORM 10-QSB


(Mark One)

 X  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE
----
   ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED JUNE 30, 1998.
                                              -------------

     TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
   EXCHANGE ACT OF 1934 FOR THE TRANSITION PERIOD FROM ________  TO   ________.

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
                   (address of principal executive offices)


Issuer's telephone number: 610-975-9533

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No
                                                               --    --

State the number of shares outstanding of each of the issuer's classes of common equity as of June 30, 1998.

Common Stock, Par Value $.001                            11,743,209
-----------------------------                            ----------
     (Class)                                             Outstanding

Transitional Small Business Disclosure Format (check one): Yes    No  X
                                                               --     --

FORM 10-QSB


                             COVALENT GROUP, INC.


                                     INDEX



                                                                     Page
                                                                     ----

PART I.    Financial Information

  Item 1.  Consolidated Financial Statements

     Balance Sheet - June 30, 1998 (Unaudited)                          3

     Statements of Operations - Six and Three Months Ended
     June 30, 1998 and 1997 (Unaudited)                                 5

     Statements of Cash Flows - Six Months
     Ended June 30, 1998 and 1997 (Unaudited)                           6

     Notes to Consolidated Financial Statements
     (Unaudited)                                                        7

  Item 2.  Management's Discussion and Analysis of
           Financial Condition and Results of Operations                9

PART II.   Other Information                                           12

Signature Page                                                         13

PART I.  FINANCIAL INFORMATION
  Item 1.  Consolidated Financial Statements


                                                COVALENT GROUP, INC.
                                                   AND SUBSIDIARY
                                             CONSOLIDATED BALANCE SHEET
                                                    JUNE 30, 1998
                                                     (Unaudited)

ASSETS


CURRENT ASSETS
   Cash and cash equivalents                                         $1,200,561
   Accounts receivable                                                1,425,428
   Prepaid expenses and other                                           236,444
   Costs and estimated earnings in excess of
     related billings on uncompleted contracts                        1,846,101
                                                              -----------------
            TOTAL CURRENT ASSETS                                      4,708,534
                                                              -----------------

PROPERTY AND EQUIPMENT
   Equipment                                                            826,164
   Furniture and fixtures                                               201,535
   Leasehold improvements                                                59,441
                                                              -----------------
                                                                      1,087,140
     Less - Accumulated depreciation                                  ( 483,051)
                                                              -----------------
            NET PROPERTY AND EQUIPMENT                                  604,089
                                                              -----------------
DEFERRED INCOME TAXES                                                   228,462
                                                              -----------------
OTHER ASSETS                                                            110,919
                                                              -----------------
TOTAL ASSETS                                                         $5,652,004
                                                              =================



                See accompanying notes to financial statements

                             COVALENT GROUP, INC.
                                AND SUBSIDIARY
                          CONSOLIDATED BALANCE SHEET
                                 JUNE 30, 1998
                                  (Unaudited)


LIABILITIES AND STOCKHOLDERS' EQUITY


CURRENT LIABILITIES
Accounts payable                                                                 $ 1,671,218
Accrued expenses                                                                      91,254
Billings in excess of related costs and
    estimated earnings on uncompleted contracts                                      413,015
                                                                          ------------------
              TOTAL CURRENT LIABILITIES                                            2,175,487
                                                                          ------------------


STOCKHOLDERS' EQUITY
Common stock, $.001 par value
    25,000,000 shares, authorized
    11,755,709 shares issued                                                          11,756
Additional paid-in-capital                                                         9,265,508
Accumulated deficit                                                               (5,399,213)
Unrealized loss on investment                                                       (351,218)
                                                                          ------------------
                                                                                   3,526,833
LESS:
    Treasury stock at cost, 12,500 shares                                            (50,316)
                                                                          ------------------
              TOTAL STOCKHOLDERS' EQUITY                                           3,476,517
                                                                          ------------------

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                                       $ 5,652,004
                                                                          ==================




                See accompanying notes to financial statements

                             COVALENT GROUP, INC.
                                AND SUBSIDIARY
                     Consolidated Statements Of Operations
                                  (Unaudited)

                                                               Three Months Ended                  Six Months Ended
                                                                   June 30,                            June 30,
                                                       -------------------------------    ---------------------------------
                                                            1998              1997              1998               1997
                                                       ---------------    ------------    -----------------    ------------

REVENUES                                                  $ 2,543,213     $ 3,267,726          $ 4,782,820     $ 6,313,444

OPERATING EXPENSES
  Direct                                                    1,637,901       2,549,422            3,492,127       4,862,194
  Selling, general and administrative                         931,928         851,849            1,749,650       1,602,966
                                                       --------------     -----------          -----------     -----------

Total Operating Expenses                                    2,569,829       3,401,271            5,241,777       6,465,160
                                                       --------------     -----------          -----------     -----------

LOSS FROM OPERATIONS                                          (26,616)       (133,545)            (458,957)       (151,716)

INTEREST INCOME                                                27,504          36,853               57,465          50,298

INCOME (LOSS) FROM CONTINUING OPERATIONS BEFORE                   888         (96,692)            (401,492)       (101,418)
 INCOME TAX BENEFIT

INCOME TAX BENEFIT                                              1,471               -              135,223         103,508
                                                       --------------     -----------          -----------     -----------

NET INCOME (LOSS)                                         $     2,359     $   (96,692)         $  (266,269)    $     2,090
                                                       ==============     ===========          ===========     ===========


NET INCOME (LOSS) PER COMMON SHARE
  Net Income (Loss) - Basic                               $         -     $      (.01)               $(.02)    $         -
  Net Income (Loss) - Diluted                             $         -     $      (.01)               $(.02)    $         -

WEIGHTED AVERAGE COMMON AND COMMON
  EQUIVALENT SHARES OUTSTANDING
   Basic                                                   11,743,209      11,605,121           11,743,209      11,603,925
   Diluted                                                 12,069,036      11,605,121           11,743,209      12,430,057



                See accompanying notes to financial statements.

                             COVALENT GROUP, INC.
                                AND SUBSIDIARY
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                                  (Unaudited)

                                                                                           Six Months Ended
                                                                                               June 30,
                                                                                -------------------------------------
                                                                                    1998                       1997
                                                                                ----------                  ----------
Cash Flows From Operating Activities:

Net income (loss)                                                               $ (266,269)                      2,090
Adjustments to reconcile net income (loss) to
   net cash provided by (Used In) operating activities
     Amortization and depreciation                                                 110,610                      76,032
     (Increase) Decrease deferred income taxes                                    (136,522)                   (103,508)
     Changes In assets and liabilities
     (Increase) decrease in -
     Accounts receivable                                                           709,795                    (851,141)
     Prepaid expenses and other                                                    (65,510)                   (134,889)
     Costs and estimated earnings in excess
     of related billings on uncompleted contracts                                 (438,168)                   (930,154)
     Other assets                                                                  (16,239)                          -
     Increase (decrease) in -
     Accounts payable                                                             (131,839)                  2,338,272
     Accrued expenses                                                               (7,165)                        224
     Billings in excess of related costs and
      estimated earnings on uncompleted contracts                                 (326,098)                    881,895
                                                                       -------------------          ------------------
NET CASH PROVIDED BY (USED IN) OPERATING ACTIVITIES                               (567,405)                  1,278,821
                                                                       -------------------          ------------------

INVESTING ACTIVITIES:

Purchases of property and equipment                                                (26,564)                   (242,922)
                                                                       -------------------          ------------------

NET CASH USED IN INVESTING ACTIVITIES                                              (26,564)                   (242,922)
                                                                       -------------------          ------------------

CASH FLOWS PROVIDED BY (USED IN) FINANCING ACTIVITIES:

Proceeds from issuance of stock, net                                                     -                      63,870
                                                                       -------------------          ------------------

NET CASH PROVIDED BY FINANCING ACTIVITIES:                                               -                      63,870
                                                                       -------------------          ------------------

NET (DECREASE) INCREASE IN CASH AND CASH EQUIVALENTS                              (593,969)                  1,099,769

CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD                                   1,794,530                     922,010
                                                                       -------------------          ------------------

CASH AND CASH EQUIVALENTS, END OF PERIOD                                        $1,200,561                  $2,021,779
                                                                       ===================          ==================

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

    Basis of Presentation
    ---------------------

    The financial statements for the six and three months ended June 30, 1998 and 1997 have been prepared without audit and, in the opinion of management, reflect all adjustments necessary (consisting only of normal recurring adjustments) to present fairly the Company's financial position at June 30, 1998 and the results of its operations and its cash flows for the interim periods presented. Such financial statements do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. For further information, refer to the financial statements and footnotes thereto included in the Company's annual report on Form 10-KSB, as amended for the year ended December 31, 1997.

    Operating results for the six months ended June 30, 1998 may not necessarily be indicative of the results for the year ending December 31, 1998.

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

    The weighted average common and common equivalent shares outstanding for purposes of calculating net income (loss) per common share are computed as follows:

                                                 Three Months Ended             Six Months Ended
                                                      June 30,                      June 30,
                                            -----------------------------     --------------------------
                                                 1998            1997             1998           1997
                                            ------------     ------------     ------------    -----------
Weighted average common shares
 outstanding used for basic net income
 (loss) per common share                      11,743,209       11,605,121       11,743,209     11,603,925

Dilutive effect of common stock
 options and warrants outstanding                 325,827          -                 -            826,132
                                            -------------    ------------     ------------    -----------
Weighted average common and
 common equivalent shares outstanding
 used for  diluted net income (loss)
 per common share                              12,069,036      11,605,121       11,743,209     12,430,057
                                             ============    ============     ============    ===========



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

                                                Three Months Ended            Six Months Ended
                                                     June 30,                     June 30,
                                           ----------------------------  -------------------------
                                                1998           1997          1998          1997
                                           --------------  -----------   ------------   ----------
Net Income (Loss)                               $   2,359     $(96,692)     $(266,269)      $2,090
Unrealized Loss on Investment                    (242,547)        -          (351,218)         -
Comprehensive Income (Loss)                     $(240,188)    $(96,692)     $(617,487)      $2,090


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

The information set forth and discussed below for the six and three months ended June 30, 1998 and 1997 is derived from the Consolidated Financial Statements included elsewhere herein. The financial information set forth and discussed below is unaudited but, in the opinion of management, reflects all adjustments (consisting of normal recurring accruals) necessary for a fair presentation of such information. The results of operations of the Company for a particular quarter may not be indicative of results expected during the other quarters or for the entire year.


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

The Company's backlog, which consists of anticipated revenues from signed contracts, is in excess of $7 million at June 30, 1998. The Company believes that its backlog as of any date is not necessarily a meaningful predictor of future results.


THREE MONTHS ENDED JUNE 30, 1998 COMPARED TO THREE MONTHS ENDED JUNE 30, 1997
-----------------------------------------------------------------------------

Revenues for the three months ended June 30, 1998 decreased 22% to $2,543,000 as compared to $3,268,000 for the three month period ended June 30, 1997. The decrease of $725,000 relates to the smaller value of the individual clinical studies being conducted in the most recent quarter as compared to the same quarter last year.

Direct expenses include compensation and other expenses directly related to conducting clinical studies. These costs decreased by $911,000 from $2,549,000 to $1,638,000 for the three months ended June 30, 1997 and 1998, respectively. The decrease in expenses results primarily from less fees being paid to investigator sites due to size of clinical studies being conducted. Direct expenses as a percentage of total revenues were 64% for the three months ended June 30, 1998 as compared to 78% for the same period last year. The decrease in relative percent is due to different cost structures of the studies which are based on work requested by the Company's clients.

Selling, general and administrative expenses include all administrative and business development personnel, and all other support expenses not directly related to specific contracts. Also included are expenses associated with the development of an interactive voice recognition system ("IVR") the platform development of which was essentially completed in January 1998. Selling, general and administrative expenses for the three months ended June 30, 1998 amounted to $932,000 as compared to $852,000 for the same period last year. Included in selling, general and administrative expenses for the three months ended June 30, 1997 and 1998 are IVR development and system maintenance expenses of $255,000 and $103,000, respectively. The increase in the level of expenses, excluding IVR related expenses for both periods, is due to costs associated with building the necessary support infrastructure for the overall business. As a percentage of revenues, selling, general and administrative expenses increased from 26% to 37% for the three months ended June 30, 1997 and 1998, respectively. The increase in expenses as a percentage of revenues results from the decrease in clinical study revenues.

Interest income decreased $9,000 from $37,000 for the three months ended June 30, 1997 to $28,000 for the three months ended June 30, 1998.

Income tax benefit for the three months ended June 30, 1998 was immaterial.


SIX MONTHS ENDED JUNE 30, 1998 COMPARED TO SIX MONTHS ENDED JUNE 30, 1997
-------------------------------------------------------------------------

Revenues for the six months ended June 30, 1998 decreased 24% to $4,783,000 as compared to $6,313,000 for the six month period ended June 30, 1997. The decrease of $1,530,000 relates to the smaller value of the individual clinical studies being conducted in the most recent period as compared to the same period last year.

Direct expenses include compensation and other expenses directly related to conducting clinical studies. These costs decreased by $1,370,000 from $4,862,000 to $3,492,000 for the six months ended June 30, 1997 and 1998, respectively. The decrease in expenses results primarily from less fees being paid to investigator sites due to the size of clinical studies being conducted. Direct expenses as a percentage of total revenues were 73% for the six months ended June 30, 1998 as compared to 77% for the same period last year. The decrease in relative percent is due to different cost structures of the studies which are based on work requested by the Company's clients.

Selling, general and administrative expenses include all administrative and business development personnel, and all other support expenses not directly related to specific contracts. Also included are expenses associated with the development of an interactive voice recognition system ("IVR") the platform development of which was essentially completed in January 1998. Selling, general and administrative expenses for the six months ended June 30, 1998 amounted to $1,750,000 as compared to $1,603,000 for the same period last year. Included in selling, general and administrative expenses for the six months ended June 30, 1997 and 1998 are IVR development and systems maintenance expenses of $421,000 and $218,000, respectively. The increase in the level of expenses, excluding IVR related expenses for both periods, is due to costs associated with building the necessary support infrastructure for the overall business. As a percentage of revenues, selling, general and administrative expenses increased from 25% to 37% for the six months ended June 30, 1997 and 1998, respectively. The increase in expenses as a percentage of revenues results from the decrease in clinical study revenues.

Interest income increased $7,000 from $50,000 for the six months ended June 30, 1997 to $57,000 for the six months ended June 30, 1998.

Income tax benefit for the six months ended June 30, 1998 amounted to $136,000 or 34% of the pretax loss for the period. Management expects the tax benefit to be fully utilized.

In 1996 the Company sold all of the stock of a subsidiary, Future Medical Technologies, Inc. ("FMT"). In the six months ended June 30, 1997 the Company reached agreement with the purchaser to treat the sale of FMT as an asset sale under Internal Revenue Code Section 338 (h)

(10). Accordingly, the loss on the sale is deductible for tax purposes against future income, and, as a result, the company recorded a deferred tax asset of $94,000. Management anticipates the loss on disposal to be fully utilized.


LIQUIDITY AND CAPITAL RESOURCES
-------------------------------

The Company's contracts usually require a portion of the contract amount to be paid at the time the contract is initiated. Additional payments are generally made upon completion of negotiated performance requirements throughout the life of the contract. Cash receipts do not necessarily correspond to costs incurred and revenue recognized (revenue recognition is based on the percentage of completion accounting method). The Company typically receives a low volume of large-dollar receipts. As a result, the number of days outstanding in accounts receivable will fluctuate due to the timing and size of cash receipts. Accounts receivable decreased $710,000 to $1,425,000 at June 30, 1998 primarily due to the timing of progress payments for clinical trials. This was partially offset by costs and estimated earnings in excess of related billings on uncompleted contracts which increased $438,000 to $1,846,000 at June 30, 1998. This increase was attributable to four clinical trials, for which revenues have been recognized in excess of progress payments made to date on those contracts. Accounts payable decreased $132,000 to $1,671,000 at June 30, 1998 primarily due to a decrease in payments due to investigator sites. These contractual payments are based on completing certain milestones during the clinical trial. Investigator fees are therefore accrued based on the work completed and paid at a later date

The Company's cash and cash equivalents balance at June 30, 1998 was $1,201,000 as compared to $1,795,000 at December 31, 1997. The decrease in cash was primarily due to operating results for the six months ended June 30, 1998 including the above mentioned increase in costs and estimated earnings in excess of related billings and the decrease in accounts payable.

The Company purchased $27,000 of equipment in 1997. The Company does not anticipate the need for significant capital expenditures in 1998.

The Company has a line of credit with a commercial bank providing a maximum credit facility of $1 million which bears interest at a rate not to exceed 1% point above the bank's prime rate. Borrowings outstanding under the credit line are secured by substantially all of the assets of the Company. No borrowings were outstanding under the credit line at June 30, 1998.

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

               None.

     ITEM 3.  Defaults Upon Senior Securities

               None.

     ITEM 4.  Submission of Matters to a Vote of Security Holders

              On May 21, 1998, the Company held its Annual Meeting of Stockholders during which the stockholders:
              (1) Elected four nominees to serve as directors with terms continuing until the next Annual Meeting of Stockholders in 1999. The votes cast were as follows:

                                    For              Withheld
                                   ------------    ------------
               Bruce LaMont        10,932,489            52,496
               William Robinson    10,932,708            52,277
               Ivan Rubin          10,932,708            52,227
               John Whittle        10,932,708            52,227

              (2) Amended the 1996 Stock Incentive Plan to increase the number of Common Stock shares reserved for issuance from 2,000,000 to 2,500,000. The votes cast were as follows:

                             For          Against         Abstain
                        -------------- --------------  ------------
                         10,340,867       639,487          4,631

              (3) Ratified the repricing of options under the Company's 1996 Stock Incentive Plan. The votes cast were as follows:

                             For           Against        Abstain
                        -------------- --------------  -------------
                           4,023,581      647,060        6,314,344

              (4) Ratified the appointment of the firm of Arthur Andersen LLP as independent auditors to examine the accounts of the Company for the year ending December 31, 1998. The votes cast were as follows:

                             For           Against        Abstain
                        -------------- --------------  -------------
                          10,940,270      44,442            273

     ITEM 5.  Other Information

              Discretionary Proxy Voting Authority/Shareholder Proposals

              On May 21, 1998 the Securities and Exchange Commission adopted an amendment to Rule 14a-4, as promulgated under the Securities and Exchange Act of 1934. The amendment to Rule 14a-4(c)(1) governs the Company's use of its discretionary proxy voting authority with respect to a shareholder proposal which the shareholder has not sought to include in the Company's proxy statement. The new amendment provides that if a proponent of a proposal fails to notify the company at least 45 days prior to the month and day of mailing of the prior year's proxy statement, then the management proxies will be allowed to use their discretionary voting authority when the proposal is raised at the meeting, without any discussion of the matter in the proxy statement.

              With respect to the Company's 1999 Annual meeting of Shareholders, if the Company is not provided notice of a shareholder proposal, which the shareholders has not previously sought to include in the Company's proxy statement by March 6, 1999, the management proxies will be allowed to use their discretionary authority as outlined above.

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


                                                   COVALENT GROUP, INC.


Dated: August 14, 1998          By: /S/ Bruce LaMont
       ---------------              ---------------
                                    Bruce LaMont, President
                                    and Chief Executive Officer


Dated: August 14, 1998          BY: /S/ William K. Robinson
       ---------------              ----------------------
                                    William K. Robinson, Chief
                                    Financial Officer