Form 10QSB
period 1998-09-30
COVALENT GROUP INC
filed 1998-11-13
CIK 856569

                      SECURITIES AND EXCHANGE COMMISSION

                            WASHINGTON, D.C. 20549

                                  FORM 10-QSB


(Mark One)

 X     QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES
----   EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 1998.

_____ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE TRANSITION PERIOD FROM ______ TO _______.

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


Issuer's telephone number: 610-975-9533

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No ___
                                                              -

State the number of shares outstanding of each of the issuer's classes of common equity as of September 30, 1998.

Common Stock, Par Value $.001                               11,848,193
-----------------------------                               ----------
         (Class)                                            Outstanding

Transitional Small Business Disclosure Format (check one): Yes___  No  X
                                                                       -

FORM 10-QSB

                             COVALENT GROUP, INC.


                                     INDEX

                                                                           Page
                                                                           ----
PART I.    Financial Information

  Item 1.  Consolidated Financial Statements

     Balance Sheet - September 30, 1998 (Unaudited)                          3

     Statements of Operations - Nine and Three Months Ended
     September 30, 1998 and 1997 (Unaudited)                                 5

     Statements of Cash Flows - Nine Months
     Ended September 30, 1998 and 1997 (Unaudited)                           6

     Notes to Consolidated Financial Statements
     (Unaudited)                                                             7

  Item 2.  Management's Discussion and Analysis of
           Financial Condition and Results of Operations                     9

PART II.   Other Information                                                14

Signature Page                                                              15

PART I.  FINANCIAL INFORMATION
       ITEM 1.  CONSOLIDATED FINANCIAL STATEMENTS


                             COVALENT GROUP, INC.
                                AND SUBSIDIARY
                          CONSOLIDATED BALANCE SHEET
                              SEPTEMBER 30, 1998
                                  (Unaudited)

ASSETS
CURRENT ASSETS
  Cash and cash equivalents                                                    $     865,456
  Accounts receivable                                                              2,177,969
  Prepaid expenses and other                                                         239,461
  Costs and estimated earnings in excess of
    related billings on uncompleted contracts                                      2,207,931
                                                                               -------------
                       TOTAL CURRENT ASSETS                                        5,490,817
                                                                               -------------


PROPERTY AND EQUIPMENT
  Equipment                                                                          841,521
  Furniture and fixtures                                                             202,316
  Leasehold improvements                                                              59,441
                                                                               -------------
                                                                                   1,103,278
              Less - Accumulated depreciation                                       (541,637)
                                                                               -------------
                     NET PROPERTY AND EQUIPMENT                                      561,641
                                                                               -------------


DEFERRED INCOME TAXES                                                                240,795
                                                                               -------------
OTHER ASSETS                                                                          41,765
                                                                               -------------

TOTAL ASSETS                                                                   $   6,335,018
                                                                               =============

                See accompanying notes to financial statements

                             COVALENT GROUP, INC.
                                AND SUBSIDIARY
                          CONSOLIDATED BALANCE SHEET
                              SEPTEMBER 30, 1998
                                  (Unaudited)

LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES
Accounts payable                                                               $ 2,152,882
Accrued expenses                                                                    74,393
Billings in excess of related costs and
    estimated earnings on uncompleted contracts                                    623,097
                                                                               -----------
              TOTAL CURRENT LIABILITIES                                          2,850,372
                                                                               -----------

STOCKHOLDERS' EQUITY
Common stock, $.001 par value,
    25,000,000 shares authorized,
    11,860,693 shares issued                                                        11,861
Additional paid-in-capital                                                       9,358,327
Accumulated deficit                                                             (5,419,015)
Unrealized loss on investment                                                     (416,211)
                                                                               -----------
                                                                                 3,534,962
LESS:
    Treasury stock at cost, 12,500 shares                                          (50,316)
                                                                               -----------
              TOTAL STOCKHOLDERS' EQUITY                                         3,484,646
                                                                               -----------

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                                     $ 6,335,018
                                                                               ===========

                See accompanying notes to financial statements

                             COVALENT GROUP, INC.
                                AND SUBSIDIARY
                     CONSOLIDATED STATEMENTS OF OPERATIONS
                                  (Unaudited)

                                                             Three Months Ended               Nine Months Ended
                                                                September 30,                   September 30,
                                                                -------------                   -------------
                                                            1998           1997            1998               1997
                                                            ----           ----            ----               ----
REVENUES                                                $ 2,708,762     $ 3,545,236     $ 7,491,582       $ 9,858,680

OPERATING EXPENSES
  Direct                                                  1,715,548       2,605,485       5,207,675         7,888,649
  Selling, general and administrative                     1,045,936         583,712       2,795,586         1,765,708
                                                        -----------     -----------     -----------       -----------

TOTAL OPERATING EXPENSES                                  2,761,484       3,189,197       8,003,261         9,654,357
                                                        -----------     -----------     -----------       -----------

INCOME (LOSS) FROM OPERATIONS                               (52,722)        356,039        (511,679)          204,323

INTEREST INCOME                                              20,587          32,698          78,052            82,996
                                                        -----------     -----------     -----------       -----------

INCOME (LOSS) FROM CONTINUING OPERATIONS                    (32,135)        388,737        (433,627)          287,319
 BEFORE INCOME TAXES

INCOME TAX (BENEFIT) PROVISION                              (12,333)         66,754        (147,556)          (36,754)
                                                        -----------     -----------     -----------       -----------

NET INCOME (LOSS)                                       $   (19,802)    $   321,983     $  (286,071)      $   324,073
                                                        ===========     ===========     ===========       ===========

NET INCOME (LOSS) PER COMMON SHARE
  Net Income (Loss) - Basic                             $         -     $       .03     $      (.02)      $       .03
  Net Income (Loss) - Diluted                           $         -     $       .03     $      (.02)      $       .03

WEIGHTED AVERAGE COMMON AND COMMON
  EQUIVALENT SHARES OUTSTANDING
   Basic                                                 11,759,299      11,686,579      11,748,332        11,631,779
   Diluted                                               11,759,299      12,482,710      11,748,332        12,404,523

                See accompanying notes to financial statements.

                             COVALENT GROUP, INC.
                                AND SUBSIDIARY
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                                  (Unaudited)

                                                                                        Nine Months Ended
                                                                                          September 30,
                                                                                          -------------
                                                                                   1998                  1997
                                                                                   ----                  ----
CASH FLOWS FROM OPERATING ACTIVITIES:

Net income (loss)                                                            $  (286,071)                324,073
Adjustments to reconcile net income (loss) to
   net cash (used in) provided by operating activities
     Amortization and depreciation                                               167,196                 124,836
     Deferred income taxes                                                      (148,855)                (59,804)
     Changes in assets and liabilities
      (Increase) decrease in -
      Accounts receivable                                                        (42,746)              2,026,424
      Prepaid expenses and other                                                 (68,527)               ( 98,957)
      Costs and estimated earnings in excess
       of related billings on uncompleted contracts                             (799,998)             (2,531,159)
      Other assets                                                               (12,078)                 (4,042)
      Increase (decrease) in -
      Accounts payable                                                           349,825               1,905,146
      Accrued expenses                                                           (24,026)                 25,847
      Billings in excess of related costs and
       estimated earnings on uncompleted contracts                              (116,016)               (337,990)
                                                                             -----------             -----------

NET CASH (USED IN) PROVIDED BY OPERATING ACTIVITIES                             (981,296)              1,374,374
                                                                             -----------             -----------

INVESTING ACTIVITIES:

Purchases of property and equipment                                              (40,702)               (300,143)
                                                                             -----------             -----------

NET CASH USED IN INVESTING ACTIVITIES                                            (40,702)               (300,143)
                                                                             -----------             -----------

CASH FLOWS PROVIDED BY FINANCING ACTIVITIES:

Proceeds from exercise of stock options                                           92,924                  85,745
                                                                             -----------             -----------

NET CASH PROVIDED BY FINANCING ACTIVITIES                                         92,924                  85,745
                                                                             -----------             -----------

NET (DECREASE) INCREASE IN CASH AND CASH EQUIVALENTS                            (929,074)              1,159,976

CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD                                 1,794,530                 922,010
                                                                             -----------             -----------

CASH AND CASH EQUIVALENTS, END OF PERIOD                                     $   865,456             $ 2,081,986
                                                                             ===========             ===========

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

     Basis of Presentation
     ---------------------

     The financial statements for the nine and three months ended September 30, 1998 and 1997 have been prepared without audit and, in the opinion of management, reflect all adjustments necessary (consisting only of normal recurring adjustments) to present fairly the Company's financial position at September 30, 1998 and the results of its operations and its cash flows for the interim periods presented. Such financial statements do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. For further information, refer to the financial statements and footnotes thereto included in the Company's annual report on Form 10-KSB, as amended for the year ended December 31, 1997.

     Operating results for the nine months ended September 30, 1998 may not necessarily be indicative of the results for the year ending December 31, 1998.

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

     The weighted average common and common equivalent shares outstanding for purposes of calculating net income (loss) per common share are computed as follows:

                                                         Three Months Ended                        Nine Months Ended
                                                            September 30,                            September 30,
                                                            -------------                            -------------
                                                       1998             1997                 1998                1997
                                                       ----             ----                 ----                ----
     Weighted average common shares
       outstanding used for basic net
       income (loss) per common share               11,759,299        11,686,579          11,748,332          11,631,779


     Dilutive effect of common stock
       options and warrants outstanding                      -           796,131                   -             772,744
                                                --------------      ------------       -------------        ------------

     Weighted average common and
       common equivalent shares
       outstanding used for diluted net
       income (loss) per common share               11,759,299        12,482,710          11,748,332          12,404,523
                                                ==============      ============       =============        ============

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

                                                              Three Months Ended                   Nine Months Ended
                                                                 September 30,                       September 30,
                                                                 -------------                       -------------
                                                            1998               1997              1998             1997
                                                            ----               ----              ----             ----
  Net Income (Loss)                                    $    (19,802)         $321,983         $(286,071)        $324,073
  Unrealized Loss on Investment                             (64,993)                -          (416,211)               -
                                                       ------------          --------         ---------         --------

  Comprehensive Income (Loss)                          $    (84,795)         $321,983         $(702,282)        $324,073
                                                       ============          ========         =========         ========

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

The information set forth and discussed below for the nine and three months ended September 30, 1998 and 1997 is derived from the Consolidated Financial Statements included elsewhere herein. The financial information set forth and discussed below is unaudited but, in the opinion of management, reflects all adjustments (consisting of normal recurring adjustments) necessary for a fair presentation of such information. The results of operations of the Company for a particular quarter may not be indicative of results expected during the other quarters or for the entire year.

General
-------

The Company, through its wholly owned subsidiary, Covalent Research Alliance Corp., is a research management organization that designs, coordinates and monitors clinical trials in drug development for some of the world's leading pharmaceutical firms. In addition, using advanced technologies, the Company works extensively in managed care, medical outcomes research and health management programs that focus on compliance and provider/patient behavior modification. Revenue is derived principally from the identification, placement, monitoring and management of clinical development studies in the traditional pharmaceutical, as well as managed care environment.

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

The Company's backlog, which consists of anticipated revenues from signed contracts, is in excess of $11 million at September 30, 1998. The Company believes that its backlog as of any date is not necessarily a meaningful predictor of future results.

Three Months Ended September 30, 1998 Compared To Three Months Ended September
------------------------------------------------------------------------------
30, 1997
--------

Revenues for the three months ended September 30, 1998 decreased 24% to $2,709,000 as compared to $3,545,000 for the three month period ended September 30, 1997. The decrease of $836,000 relates to the smaller value of the individual clinical studies being conducted in the most recent quarter as compared to the same quarter last year.

Direct expenses include compensation and other expenses directly related to conducting clinical studies. These costs decreased by $889,000 from $2,605,000 to $1,716,000 for the three months ended September 30, 1997 and 1998, respectively. The decrease in expenses results primarily from the decrease in revenues and less fees being paid to investigator sites due to size of clinical studies being conducted. Direct expenses as a percentage of total revenues were 63% for the three months ended September 30, 1998 as compared to 73% for the same period last year. The decrease in relative percent is due to different cost structures of the studies which are based on work requested by the Company's clients.

Selling, general and administrative expenses include all administrative and business development personnel, and all other support expenses not directly related to specific contracts. Also included are expenses associated with the development of an interactive voice recognition ("IVR") system, the platform development of which was essentially completed in January 1998. Selling, general and administrative expenses for the three months ended September 30, 1998 amounted to $1,046,000 as compared to $584,000 for the same period last year. The increase in the level of expenses is due to costs associated with building the necessary support infrastructure for the overall business, including human resources, marketing and business development personnel, and a severance charge of $96,000 for a former executive of the Company. As a percentage of revenues, selling, general and administrative expenses increased from 16% to 39% for the three months ended September 30,

1997 and 1998, respectively. The increase in expenses as a percentage of revenues results from the decrease in clinical study revenues.

Interest income decreased $12,000 from $33,000 for the three months ended September 30, 1997 to $21,000 for the three months ended September 30, 1998.

Income tax benefit for the three months ended September 30, 1998 was $12,000 based on the $32,000 pretax loss. Management expects the tax benefit to be fully utilized.

Nine Months Ended September 30, 1998 Compared to Nine Months Ended September 30,
--------------------------------------------------------------------------------
1997
----

Revenues for the nine months ended September 30, 1998 decreased 24% to $7,492,000 as compared to $9,859,000 for the nine month period ended September 30, 1997. The decrease of $2,367,000 relates to the smaller value of the individual clinical studies being conducted in the most recent period as compared to the same period last year.

Direct expenses include compensation and other expenses directly related to conducting clinical studies. These costs decreased by $2,681,000 from $7,889,000 to $5,208,000 for the nine months ended September 30, 1997 and 1998, respectively. The decrease in expenses results primarily from the decrease in revenues and less fees being paid to investigator sites due to the size of clinical studies being conducted. Direct expenses as a percentage of total revenues were 70% for the nine months ended September 30, 1998 as compared to 80% for the same period last year. The decrease in relative percent is due to different cost structures of the studies which are based on work requested by the Company's clients.

Selling, general and administrative expenses include all administrative and business development personnel, and all other support expenses not directly related to specific contracts. Also included are expenses associated with the development of an IVR system the platform development of which was essentially completed in January 1998. Selling, general and administrative expenses for the nine months ended September 30, 1998 amounted to $2,796,000 as compared to $1,766,000 for the same period last year. Included in selling, general and administrative expenses for the nine months ended September 30, 1997 and 1998 are IVR development and systems maintenance expenses of $768,000 and $254,000, respectively. The increase in the level of expenses, excluding IVR related expenses for both periods, is due to costs associated with building the necessary support infrastructure for the overall business, including human resources, marketing and business development personnel, and a severance charge of $96,000 for a former executive of the company. As a percentage of revenues, selling, general and administrative expenses increased from 18% to 37% for the nine months ended September 30, 1997 and 1998, respectively. The increase in expenses as a percentage of revenues results from the decrease in clinical study revenues.

Interest income decreased $5,000 from $83,000 for the nine months ended September 30, 1997 to $78,000 for the nine months ended September 30, 1998.

Income tax benefit for the nine months ended September 30, 1998 amounted to $148,000 or 34% of the pretax loss for the period. Management expects the tax benefit to be fully utilized.

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

Liquidity and Capital Resources
-------------------------------

The Company's contracts usually require a portion of the contract amount to be paid at the time the contract is initiated. Additional payments are generally made upon completion of negotiated performance requirements throughout the life of the contract. Cash receipts do not necessarily correspond to costs incurred and revenue recognized (revenue recognition is based on the percentage of completion accounting method). The Company typically receives a low volume of large-dollar receipts. As a result, the number of days outstanding in accounts receivable will fluctuate due to the timing and size of cash receipts. Compared to December 31, 1997, accounts receivable increased $43,000 to $2,178,000 at September 30, 1998 primarily due to the timing of progress payments for clinical trials. Costs and estimated earnings in excess of related billings on uncompleted contracts increased $800,000 to $2,208,000 at September 30, 1998. This increase was attributable to eight clinical trials, for which revenues have been recognized in excess of progress billings made to date on those contracts. Accounts payable increased $350,000 to $2,153,000 at September 30, 1998 primarily due to an increase in payments due to investigator sites. These contractual payments are based on completing certain milestones during the clinical trial. Investigator fees are therefore accrued based on the work completed and paid at a later date.

The Company's cash and cash equivalents balance at September 30, 1998 was $865,000 as compared to $1,795,000 at December 31, 1997. The decrease in cash was primarily due to operating results for the nine months ended September 30, 1998 including the above mentioned increase in costs and estimated earnings in excess of related billings on uncompleted contracts.

The Company purchased $41,000 of equipment in 1998. The Company anticipates the need for capital expenditures during the remainder of 1998 including leasehold improvements of $60,000 and computer equipment of $100,000.

The Company has a line of credit with a commercial bank providing a maximum credit facility of $1 million which bears interest at a rate not to exceed 1% point above the bank's prime rate. Borrowings outstanding under the credit line are secured by substantially all of the assets of the Company. No borrowings were outstanding under the credit line at September 30, 1998.

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

Management believes that the Company's operations and financial results are not materially affected by inflation.
FORM 10-QSB

Year 2000 Compliance
--------------------

The Company is taking the required steps to make its existing systems Year 2000 ready at a total estimated cost of $50,000, $10,000 of which has already been incurred in fiscal 1998 through September 30, 1998 and $40,000 of which is expected to be incurred in fiscal 1999. The Company believes it is on schedule to complete its remediation efforts by March 1999. If such efforts are not completed timely, the Year 2000 issue could have a material impact on the operations of the Company.

The Company's efforts are focused on Year 2000 compliance in the following four principal areas:

     1. Application software, including operating systems and applications for network servers, midranges and PCs;

     2. Network and communication software, including business offices, home offices and field locations;

     3.   Computer equipment, including network servers, midranges and PCs; and

     4.   Telecommunications equipment, including telephone and voice mail.


These activities are intended to encompass all major categories of systems in use by the Company, including sales, research and trial conduct and operations and human resources.

In addition to making its own systems Year 2000 ready, the Company's Year 2000 team has and will continue to survey its key suppliers and customers to determine the extent to which the systems of such suppliers and customers are Year 2000 compliant and the extent to which the Company could be affected by the failure of such third parties to be Year 2000 compliant. The Company cannot presently estimate the impact of the failure of such third parties to be Year 2000 compliant.

The general phases of the Year 2000 Project are: (1) Year 2000 methodology training for key IT personnel, (2) inventorying Year 2000 items, internally and externally; (3) assigning priorities to identified items; (4) assessing the Year 2000 compliance of items determined to be material to the Company; (5) remediating or replacing material items that are determined not to be Year 2000 compliant; (6) testing material items; and (7) designing and implementing contingency plans to the extent deemed necessary. The Company has completes phases (1), (2), (3), and (4) and is presently conducting phases (5), (6) and
(7). Assessment and testing is ongoing as hardware or system software is remediated, upgraded or replaced. In anticipation of its being Year 2000 compliant by March 1999, the Company has not yet designed contingency plans in the case that it is not Year 2000 compliant by the turn of the century. The Company will keep a view to its Year 2000 compliance progress and adjust the implementation of the phases and the necessity of contingency planning as it deems appropriate.

The failure to correct a material Year 2000 problem could result in an interruption in, or a failure of, certain normal business activities or operations such as the Company's ability to properly conduct a particular trial or otherwise provide necessary service to its customers. Such failures could materially and adversely affect the Company's results of operations, liquidity and financial condition. Due to the general uncertainty inherent in the Year 2000 problem, resulting in part from the uncertainty of the Year 2000 readiness of third-party supplies and customers, the Company is unable to determine at this time whether the consequences of Year 2000 failures will have a material impact on the Company's results of operations, liquidity or financial condition. The Year 2000 assessment being conducted by the Company is expected to significantly reduce the Company's level of uncertainty about the Year 2000 problem and, in particular, about the Year 2000 compliance and readiness of its material suppliers and customers.

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

     ITEM 4.   Submission of Matters to a Vote of Security Holders

               None.

     ITEM 5.   Other Information

               Discretionary Proxy Voting Authority/Shareholder Proposals

               On May 21, 1998 the Securities and Exchange Commission adopted an amendment to Rule 14a-4, as promulgated under the Securities and Exchange Act of 1934. The amendment to Rule 14a-4(c)(1) governs the Company's use of its discretionary proxy voting authority with respect to a shareholder proposal which the shareholder has not sought to include in the Company's proxy statement. The new amendment provides that if a proponent of a proposal fails to notify the Company at least 45 days prior to the month and day of mailing of the prior year's proxy statement (or any date specified in an advance notice provision), then the management proxies will be allowed to use their discretionary voting authority when the proposal is raised at the shareholders meeting, without any discussion of the matter in the proxy statement.

               With respect to the Company's 1999 Annual Meeting of Shareholders, if the Company is not provided notice of a shareholder proposal, which the shareholder has not previously sought to include in the Company's proxy statement, by March 8, 1999, the management proxies will be allowed to use their discretionary authority as outlined above.

     ITEM 6.   Exhibits and Reports on Form 8-K

               (a)  Exhibits

                    27 Financial Data Schedule (in electronic format only)

               (b)  Reports on Form 8-K

                    The Company filed a Current Report on Form 8-K dated August 19, 1998 announcing that the Company has recently entered into multi-year contracts for clinical trials.

                                  SIGNATURES

     In accordance with the requirements of the Exchange Act, the Registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                             COVALENT GROUP, INC.


Dated: November 13, 1998                     By: /s/Bruce LaMont
       -----------------                         -------------------------------
                                                    Bruce LaMont, President
                                                    and Chief Executive Officer


Dated: November 13, 1998                     By: /s/William K. Robinson
       -----------------                         -------------------------------
                                                    William K. Robinson, Chief
                                                    Financial Officer