Form 10KSB/A
period 1998-12-31
COVALENT GROUP INC
filed 1999-04-01
CIK 856569

                       U.S. SECURITIES AND EXCHANGE COMMISSION
                                Washington, D.C. 20549

                                     Form 10-KSB

(Mark One)
|X|    ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
      ACT OF 1934 for the fiscal year ended December 31, 1998.

|_| TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

Commission file number:  0-21145

                                 COVALENT GROUP, INC.
                    (Name of small business issuer in its charter)

            Nevada                                       56-1668867
(State or other jurisdiction of             (I.R.S. Employer Identification No.)
incorporation or organization)

     One Glenhardie Corporate Center,                           19087
     1275 Drummers Lane, Suite 100,                           (Zip Code)
     Wayne, Pennsylvania 19087
(Address of principal executive offices)

Issuer's telephone number:  610-975-9533

Securities registered under Section 12(b) of the Exchange Act:  None.

Securities registered under Section 12(g) of the Exchange Act:

                            Common Stock, $.001 Par Value
                                   (Title of Class)

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes |X| No |_|

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. |_|

State issuer's revenues for its most recent fiscal year: $9,390,620

The aggregate market value of the common stock held by non-affiliates as of March 15, 1999 was $9,657,000.

As of March 15, 1999 there were 12,058,693 shares of common stock outstanding.

                      DOCUMENTS INCORPORATED BY REFERENCE

Portions of the definitive proxy statement to be filed with the Securities and Exchange Commission relative to the Company's 1999 Annual Meeting of Stockholders are incorporated by reference into Part III of this Report.

Transitional Small Business Disclosure Format (check one):  Yes |_| No |X|

                                     PART I

ITEM 1. DESCRIPTION OF BUSINESS

General

      Covalent Group, Inc. (the "Company") through its subsidiary Covalent Research Alliance Corp. ("CRA"), is a total research management organization which designs and manages clinical trials in the drug and device development process and with associated cost containment and quality of care components. CRA specializes in Phase I through IV clinical trials and cost effectiveness and outcomes studies for major customer groups such as pharmaceutical companies, managed care organizations, insurers and employers. It offers a full array of integrated services including study design, clinical trial monitoring and management, data management, biostatistical analysis and regulatory affairs services. CRA is structured to deliver customized high quality solutions to its Fortune 500 and other clients.

      CRA utilizes its core expertise of clinical trials management to provide high quality, clinical research and medical outcomes for its client base. In addition, experience gained with more than 40 managed care organizations facilitates designing and conducting clinical studies for pharmaceutical clients in a managed care environment, thereby, improving the market potential for a drug manufacturer's product. To aid its pharmaceutical and managed care customers in clinical trials and outcomes research projects, CRA also has developed several currently available proprietary products utilizing interactive speech recognition technology including TeleTrial, a clinical trial management system, and Virtual HouseCall, a disease assessment system.

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

CRO Industry Overview

      The CRO industry provides independent product development services for the pharmaceutical and biotechnology industries. Generally, CRO's derive substantially all of their revenues from the research and development expenditures of pharmaceutical and biotechnology companies. According to the Pharmaceutical Researchers and Manufacturers of America, global pharmaceutical and biotechnology industries spent an estimated $29 billion in 1998 on research and development, of which the Company estimates $15 billion was spent on types of services offered by the CRO industry. Of this amount, approximately $3 billion was outsourced to CRO's.

      The Company believes that the following trends will lead to further growth opportunities for CRO's as pharmaceutical and biotechnology companies continue to increase outsourcing of product development needs: (i) price pressure by managed care organizations and pharmacy managers on pharmaceutical companies is forcing drug manufacturers to consolidate, down-size, and look to less expensive fixed cost alternatives than internal development, principally outsourcing to variable cost CRO's; (ii) pharmaceutical companies are seeking faster product development times in order to maximize a new drug's patent and marketing exclusivity; (iii) increasingly complex and stringent regulatory requirements have increased the volume of data required for regulatory filings and increased demands on data collection and analysis during the development process; (iv) biotechnology companies are developing an increasing number of new drugs that require regulatory approval and should continue to find CRO's to be a cost effective alternative to building an internal drug development capability; and
(v) the need for sophisticated data management is increasing to expedite the drug development process.

      The Company's only subsidiary, CRA has positioned its clinical development services to capitalize on these market trends. As an additional element of its strategy, CRA believes that it differentiates itself from other CRO's by expertise in the design and execution of clinical studies which meet the requirements of managed care and third party payors thereby enhancing the marketability of clients' prescription drugs over their life cycle.

Business of the Company

      The Company provides a full range of CRO services specializing in clinical studies that may also include various types of outcomes measurement. The Company provides clinical trial management, data management, biostatistical analysis, medical and regulatory services, health economics and outcomes research. The Company provides its services mostly to large pharmaceutical companies. In 1998 the Company had 16 different clients, no one of which accounted for more than 24% of total revenues.

      The principal categories of services offered are:

Clinical Trials

      CRA utilizes over 100 full time and independent contractor personnel with experience in the pharmaceutical, biotech and managed care industries that it believes can support the needs of the most rigorous clinical trials or medical outcomes studies. CRA has assembled an extensive network of clinical investigators, managed care organizations, and clinical research specialists, which it uses to coordinate and conduct clinical research. Clinical investigators in the network are contracted for a specific clinical study, on a case by case basis, where their expertise with a specific disease will insure the highest quality medical care, treatment and clinical evaluation. CRA's clinical monitors are strategically located throughout the country to reduce the cost of travel to clinical or managed care sites. CRA's clinical trial services include project coordination, regulatory document processing, monitoring services and quality control review.

Data Management

      CRA has automated the data management process associated with clinical trials management through its use and customization of the industry standard software from "BBN Software Products' Clintrial". Clintrial protocols are used to assist in the collection, validations, and reporting of clinical results to its pharmaceutical company clients as part of their submission to the Food and Drug Administration ("FDA"), or other regulatory agencies. CRA's data management professionals provide case report form review and tracking; data entry; integrated clinical/statistical reports; and manuscripts for publication.

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

Interactive Voice Recognition System

      CRA has developed several currently available proprietary products using interactive voice recognition technology including TeleTrial, a clinical trial management system, and Virtual HouseCall, a disease assessment system.

      Three standard TeleTrial modules have been developed for use in clinical trials. They are the centralized subject enrollment and randomization module, the drug allocation module, and the questionnaire/survey/patient diary module.

      o The subject enrollment and randomization module provides centralized enrollment and randomization 24 hours per day, seven days per week. Study sites are able to randomize a patient, dispense drug at a visit, discontinue a patient, and review patient information. The standard module is designed to accommodate up to three strata and three treatment arms per strata.

      o The drug allocation module is directly linked to the subject enrollment database and has the capability to track which clinical and drug supplies are available at the study site, which drugs should be dispensed according to the subject randomization, and the time interval between dispensing of drugs. A fax system provides hard copy reports which are used as source data at the study site or clinical pharmacy.

      o The third module collects subjective patient data in the form of a questionnaire, survey, or a patient diary. This module is accessed by patients and makes use of the speech recognition interface.

      The TeleTrial system has been designed, built, tested and documented for use in federally regulated clinical trials.

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

      As of December 31, 1998, the Company's backlog amounted to approximately $26 million as compared to approximately $10 million at December 31, 1997. The Company believes backlog at any given time is not necessarily a meaningful indicator of future revenue. Clinical trials can be modified or terminated by the client for any of the reasons mentioned above.

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

Employees

      At December 31, 1998, the Company employed 50 full time personnel and contracts with approximately 50 independent contractors on an as-needed basis. None of the employees are represented by a labor union and the Company believes its relations with employees and independent contractors are good.

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

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

      None.

                                         PART II

ITEM 5. MARKET PRICE FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

      The Company's Common Stock has been quoted in the Nasdaq Small Cap Market since December 16, 1997 and was previously quoted in the over-the-counter market on the OTC Bulletin Board under the symbol "CVGR". The following table indicates the high and low bid price ranges of the Common Stock for each quarter within the last two fiscal years.

              Quarterly Period Ended        High Bid      Low Bid
             ------------------------------------------------------

             1997
                    March 31               $5             $3   3/8
                    June 30                 5  13/16       3   1/4
                    September 30            5  15/16       4   1/4
                    December 31             4   7/16       3   5/8
             1998
                    March 31               $4   1/16      $2
                    June 30                 2  11/16       1
                    September 30            2  11/16           5/8
                    December 31             3   1/16       1 13/16


      Over-the-counter quotations set forth in the table above reflect interdealer prices, without retail mark-up, mark-down or commission, and may not necessarily reflect actual transactions. For the period from January 1, 1999 to March 15, 1999 the high and low bid quotations for the Company's Common Stock were $2 15/32 and $1 11/16. As of March 15, 1999 there were 618 holders of record of the Company's Common Stock, however, the Company believes that there is at least an additional 2,000 shareholders in "street name" who beneficially own the Common Stock of the Company in various brokerage accounts.

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

      Clinical research service contracts generally have terms ranging from several months to several years. A portion of the contract fee is generally payable upon execution of the contract, with the balance payable in installments over the life of the contract. Revenues and related direct expenses are recognized as specific contract terms are fulfilled under the percentage of completion method.

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

Year 2000 Compliance

      The Company is taking the required steps to make its existing systems Year 2000 compliant at a total estimated cost of $50,000; $25,000 of which has already been incurred through December 31, 1998 and $25,000 of which is expected to be incurred in fiscal 1999. The Company believes it is on schedule to complete its remediation efforts by September 1999. If such efforts are not completed timely, the Year 2000 issue is not expected to have a material impact on the clinical operations of the Company because all work currently being performed on the Company's present clinical trials data management system is scheduled to be completed by December 31, 1999. Furthermore, the Company in 1999 purchased a new clinical trial data management system capable of handling large scale projects with greater flexibility which is Year 2000 compliant. See -"Liquidity and Capital Resources".

The Company's efforts are focused on Year 2000 compliance in the following four principal areas:

      1. Application software, including operating systems and applications for network servers, midranges and personal computers;
      2. Network and communication software, including business offices and field locations;
      3. Computer equipment, including network servers, midranges and personal computers; and
      4.    Telecommunications equipment, including telephone and voice mail.

      These activities are intended to encompass all major categories of systems in use by the Company, including sales, research and trial conduct operations and human resources.

      The general phases of the Year 2000 Project are: (1) Year 2000 methodology training for key information technology personnel, (2) inventorying Year 2000 items, internally and externally; (3) assigning priorities to identified items;
(4) assessing the Year 2000 compliance of items determined to be material to the Company; (5) remediating or replacing material items that are determined not to be Year 2000 compliant; (6) testing material items; and (7) designing and implementing contingency plans to the extent deemed necessary. The Company has completed phases (1), (2), (3) and (4) and is presently conducting phases (5),
(6) and (7). The Company's computers, local area network servers, software, and digital phone system have all been purchased within the last three years, and an inventory has been conducted in order to identify those systems and software that may require Year 2000 remediation. Assessment and testing is ongoing as hardware or system software is remediated, upgraded or replaced. In anticipation of its being Year 2000 compliant by September 1999, the Company has not yet designed contingency plans in the case that it is not Year 2000 compliant by the turn of the century. The Company will monitor its Year 2000 compliance progress and adjust the implementation of the phases and the necessity of contingency planning as it deems appropriate.

      In addition to making its own systems Year 2000 ready, the Company has and will continue to survey its key suppliers and clients to determine the extent to which the systems of such suppliers and clients are Year 2000 compliant and the extent to which the Company could be affected by the failure of such third parties to be Year 2000 compliant. Based upon the response to date, the Company cannot presently estimate the impact of the failure of such third parties to be Year 2000 compliant.

      The failure to correct a material Year 2000 problem could result in an interruption in, or a failure of, certain normal business activities or operations such as the Company's ability to properly conduct a particular trial or otherwise provide necessary service to its clients. Such failures could materially and adversely affect the Company's results of operations, liquidity and financial condition. Due to the general uncertainty inherent in the Year 2000 problem, resulting in part from the uncertainty of the Year 2000 readiness of third-party suppliers and clients, the Company is unable to determine at this time whether the consequences of Year 2000 failures will have a material impact on the Company's results of operations, liquidity or financial condition. The Year 2000 assessment being conducted by the Company is expected to significantly reduce the Company's level of uncertainty about the Year 2000 problem. The Company believes that its exposure to the Year 2000 problem will be minimal.

      All research indicates that the Company's exposure to this problem will be minimal.

Results of Operations

      Year ended December 31, 1998 compared to Year ended December 31, 1997.

      Revenues in 1998 were $9,391,000 and represent services performed for 16 different clients compared to $11,803,000 in 1997 representing services for 17 different clients. In 1998 and 1997 no single client accounted for more than 24% of total revenues in either year. Although the number of projects worked on in both years was identical, the decline in revenues from 1997 to 1998 is primarily attributable to smaller value contracts for clinical trials.

      Direct expenses include compensation and other expenses directly related to conducting clinical studies. These costs decreased by $1,967,000 from $8,222,000 to $6,255,000 for the years ended December 31, 1997 and 1998, respectively. As a percentage of revenues, direct expenses decreased from 70% for the year ended December 31, 1997 to 67% for the year ended December 31,1998. The decrease in relative percent is due to different cost structures of clinical studies based on work requested by the Company's clients in 1998. In 1998, the mix of work requested by the Company's clients resulted in higher margins as compared to 1997.

      Selling, general and administrative expenses include all administrative and business development personnel, and all other support expenses not directly related to specific contracts. Also included are expenses associated with the development of an interactive voice recognition system, the platform development of which was essentially completed in January 1998. Selling, general and administrative expenses for the year ended December 31, 1998 amounted to $4,162,000 as compared to $3,615,000 for the prior year, or an increase of $547,000. The increase in expenses consists primarily of costs associated with hiring additional personnel necessary to staff new business obtained late in 1998, additional business development personnel, and settlement expenses of $229,000 with two former executives of the Company. As a percentage of revenues, selling, general and administrative expenses increased from 31% to 44% for the years ended December 31, 1997 and 1998, respectively. The increase in such expenses as a percentage of revenues resulted primarily from the decrease in revenues.

      Investment loss of $397,000 represents the write down to market value of 300,000 shares of ABS Group, Inc. common stock held by the Company. The stock was received as partial payment in the sale of the FMT subsidiary in 1996.

      Interest income decreased $11,000 from $110,000 for the year ended December 31, 1997 to $99,000 for the year ended December 31, 1998.

      Income tax benefit for the year ended December 31, 1998 amounted to $382,000, which represents an effective tax rate of 29%. The effective tax rate is below the Federal Statutory rate due to certain non tax deductible expenses recorded in 1998. As of December 31, 1998, the Company recorded a net deferred tax asset of $475,000 which includes the current year income tax benefit. Based on an assessment of the Company's taxable earnings history and expected future taxable income, management has determined that it is more likely than not that the net deferred tax asset will be realized in future periods. The Company may be required to provide a valuation allowance for this asset in the future if it does not generate sufficient taxable income as planned. Additionally, the ultimate realization of this asset could be negatively impacted by market conditions and other variables not known at this time.

      Year ended December 31, 1997 compared to Year ended December 31, 1996.

      Revenues in 1997 were $11,803,000 and represent services performed for 17 different clients compared to $10,352,000 in 1996 representing services for 11 different clients. In 1997 no single client accounted for more than 21% of total revenues as compared to 1996 when one pharmaceutical customer accounted for 76% of the Company's revenues.

      Direct expenses include compensation and other expenses directly related to conducting clinical studies. These costs increased by $1,891,000 from $6,331,000 to $8,222,000 for the years ended

December 31, 1996 and 1997, respectively. As a percentage of revenues, direct expenses increased from 61% for the year ended December 31, 1996 to 70% for the year ended December 31, 1997. The increase in relative percent is due to different cost structures of the studies based on the work requested by the Company's clients in 1997. In 1997, the mix of work requested by the Company's clients happened to be lower margin work as compared to 1996. The Company's fixed costs necessary to support its volume of clinical trials also increased in 1997, primarily as a result of increased personnel costs.

      Selling, general and administrative expenses include all administrative personnel and business development, and all other support expenses not directly related to specific contracts. Also included are expenses related to the development of an interactive voice recognition system. Selling, general and administrative expenses for the year ended December 31, 1997 amounted to $3,615,000 as compared to $3,136,000 for the year ended December 31, 1996, or an increase of $479,000. The increase consists of $169,000 related to voice recognition system development whose total expenditures in the year 1997 amounted to $1,052,000 compared to total expenditures in 1996 of $883,000. The remainder of the increase of $310,000 is due to the overall expansion of the business and costs associated with building the necessary support infrastructure. As a percent of revenues, selling, general and administrative expenses increased from 30% to 31% for the years ended December 31, 1996 and 1997, respectively.

      Investment gain of $197,000 represents the gain recognized as a result of the exchange of a note receivable of $225,000 and related accrued interest of $13,000 for 300,000 shares of ABS Group, Inc. Common Stock.

      Interest income increased $16,000 from $94,000 for the year ended December 31, 1996 to $110,000 for the year ended December 31, 1997.

      The provision for income taxes amounted to $114,000 (before recording the income tax benefit of $94,000 on the sale of FMT) for the year ended December 31, 1997 and is net of a federal tax credit applicable to qualified research expenses and an adjustment to the income tax benefit of prior period net operating loss. In 1997, the Company reached agreement with the purchaser to treat the sale of FMT as an asset sale under Internal Revenue Code Section 338
(h) (10). Accordingly, the loss on the disposition of FMT is deductible for tax purposes against future income. As a result, during the first quarter of 1997, the Company recorded an additional deferred tax asset of $94,000. Management anticipates the loss on disposal to be fully utilized. As a result, the net income tax benefit recorded for the year ended December 31, 1997 was $20,000.

Liquidity and Capital Resources

      The Company's contracts usually require a portion of the contract amount to be paid at the time the contract is initiated. Additional payments are generally made upon completion of negotiated performance requirements throughout the life of the contract. Cash receipts do not necessarily correspond to costs incurred and revenue recognized for most contracts (revenue recognition is based on the percentage of completion accounting method). The Company typically receives a low volume of large-dollar receipts. As a result, the number of days outstanding in accounts receivable will fluctuate due to the timing and size of cash receipts. Compared to December 31, 1997, accounts receivable increased $399,000 to $2,534,000 at December 31, 1998 primarily due to the timing of progress payments for clinical trials. Cost and estimated earnings in excess of related billings on uncompleted contracts decreased $805,000 to $603,000 at December 31, 1998. The decrease was due to the final billings on two completed contracts during the month of December 1998. Accounts payable increased $260,000 to $2,063,000 at December 31, 1998 due to an overall increase in payments due to investigator sites. These contractual payments are based on completing certain milestones during the clinical study. Investigator fees are therefore accrued based on work completed and paid at a later date. Billings in excess of related costs and estimated earnings on uncompleted contracts increased $551,000 to $1,290,000 at December 31, 1998 due primarily to advanced billings on recent contracts.

      The Company's cash and cash equivalents balance at December 31, 1998 was $1,209,000 as compared to $1,795,000 at December 31, 1997. The decrease in cash was due to the funding of the Company's operating loss for the year.

      The Company purchased $280,000 of equipment in 1998 as compared to $335,000 in 1997. Purchases in 1998 were primarily for computers and office equipment. The Company anticipates the need for significant capital expenditures in 1999 for the purchase and validation of an additional data management system estimated to cost $500,000.

      The Company has a line of credit with a commercial bank providing a maximum credit facility of $1 million which bears interest at a rate not to exceed 1% point above the bank's prime rate. Borrowings outstanding under the credit line are secured by substantially all of the assets of the Company. No borrowings were outstanding under the credit line at December 31, 1998.

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

ITEM 7. FINANCIAL STATEMENTS

      The Company's consolidated financial statements listed below are contained herein beginning at page F-1:

            (a) Consolidated Financial Statements

            Report of Independent Public Accountants                    F-1
            Consolidated Balance Sheets -                               F-2
                December 31, 1998 and 1997
            Consolidated Statements of Operations - Years Ended         F-4
                December 31, 1998 and 1997
            Consolidated Statements of Stockholders' Equity - Years     F-5
                Ended December 31, 1998 and 1997
            Consolidated Statements of Cash Flows - Years Ended         F-6
                December 31, 1998 and 1997
            Notes to Consolidated Financial Statements                  F-7

            (b) Consolidated Financial Statements Schedules

            All schedules have been omitted because either they are not required or are not applicable or because the required information has been included elsewhere in the Consolidated Financial Statements or the notes thereto.

ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

      None.

                                        PART III

ITEM 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE ACT

The following are the Executive Officers and Directors of the Company.

Name                    Age   Position(s) Held with Company

Bruce LaMont            47    President, Chief Executive Officer, Director

Kenneth M. Borow, M.D.  50    Chief Medical Officer, Director

David Weitz             48    Secretary, Treasurer

William K. Robinson     59    Chief Financial Officer, Director

Ivan Rubin              59    Director

John J. Whittle         63    Director

Management Biographies

      Brief biographies of the Directors and Officers of the Company are set forth below. All Directors are elected annually and hold office until the next annual stockholders meeting or until their earlier resignation, retirement, removal, disqualification, death or until their successors have been elected and qualified. Vacancies in the existing Board are filled by majority vote of the remaining Directors. Officers of the Company serve at the will of the Board of Directors.

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

      Kenneth M. Borow, M.D., Chief Medical Officer and Director joined the Company in 1997. For the previous four years, Dr. Borow was Senior Director, Medical Research Associates Department, Merck Research Laboratories where he directed clinical research operations for 163 different protocols, and developed a Merck-based contract group consisting of field monitors, data coordinators and statisticians. Previously, he was a Professor of Medicine and Pediatrics at the University of Chicago, and originator of a worldwide clinical research program in cardiac function which included investigative sites in the United States, United Kingdom, Norway, Israel and South Africa. Dr. Borow graduated from the Temple Medical School in 1974. Dr. Borow is a Harvard-trained Internist, Pediatrician, Adult Cardiologist and Pediatric Cardiologist

      David Weitz, Secretary and Treasurer of the Company. In 1995, Mr. Weitz was appointed the Chief Information Officer of CRA. He is responsible for the planning, implementation, and use of information technologies. Prior to January 1995 and since 1985, he was the Manager of Technical Support and Training for Merck Research Laboratories where he was responsible for planning, implementing and operating a computer technical support program and computer application training program for all divisional employees located at 5 geographical locations.

      William K. Robinson, Chief Financial Officer and Director, joined the Company in 1996. He has over 25 years of diverse healthcare management experience, both domestic and international, in large corporate and emerging company operations. From 1994 to June 1996, he was Vice President of Finance for Scott Specialty Gases, Inc., a manufacturer of calibration and medical gases. He was President and Chief Executive Officer of Tektagen, Inc., a biopharmaceutical testing laboratory from 1991 to 1994, and Chief Financial Officer from 1990 to 1991. Previously, he was employed by SmithKline Beckman for 17 years, where he held the top financial positions in the U.S. Pharmaceuticals, Clinical Laboratories and Animal Health Divisions.

      Ivan Rubin, Director. Mr. Rubin has served as a Director since 1997. He is President of Beta Associates, a health information consulting firm. From 1994 to April 1996, Mr. Rubin was a principal of Corporate Outsourcing Group, a health information consulting firm. From September 1993 to April 1994, Mr. Rubin was an independent business consultant. Prior thereto, Mr. Rubin held various positions at Merck & Co., the last being Vice President, Business Planning, Development and Research. Mr. Rubin holds a B.A. from the University of Buffalo and an M.B.A. from Hofstra University.

      John J. Whittle, Director. Mr. Whittle has served as a Director since 1996. He is Chairman, President, and Chief Executive Officer of Farmers & Traders Life Insurance Company in Syracuse, New York. Prior to joining Farmers & Traders in 1989, he held senior management positions with Mutual of New York and served on the Boards of several of their subsidiaries. Mr. Whittle received a Masters in Management from The American College and also holds a B.S. in Insurance from Pennsylvania State University. He is a Chartered Life Underwriter
(CLU).

Section 16(a) Beneficial Ownership Reporting Compliance

      Based solely upon a review of copies of reports furnished to the Company during the fiscal year ended December 31, 1998, the following person filed the number of late reports or failed to file reports representing the number of transactions set forth after his name: John J. Whittle, one transaction.

ITEM 10. EXECUTIVE COMPENSATION

Information concerning Executive Compensation is incorporated herein by reference to the similarly titled section in the Company's definitive proxy materials for the Company's 1999 Annual Meeting of Stockholders.

ITEM 11. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

      None for the fiscal year ended December 31, 1998.

ITEM 12. EXHIBITS

      (a) Exhibits

            3.1 Certificate of Incorporation of West End Ventures, Inc. (a predecessor to the Company) and all amendments thereto, a Nevada corporation.(1)

            3.2   Bylaws of Covalent Group, Inc.

            10.1  1996 Stock Option Plan. (2)

            10.2  1995 Stock Option Plan. (3)

            10.3 Lease between Dean Witter Realty Income Partnership II and Covalent Group, Inc. dated November 14, 1996. (3)

            10.4  Credit Agreement with First Union Bank dated April 25, 1997.
                  (1)

            10.5 Stock Purchase Warrant Agreement between Berkshire International Finance, Inc. and the Company dated June 20, 1996. (4)

            10.6 Stock Purchase Warrant Agreement between S&F Consulting, Inc. and the Company dated June 20, 1996. (5)

            10.7 Stock Purchase Warrant Agreement between S&F Consulting, Inc. and the Company dated May 8, 1996. (6)

            21    Subsidiaries of the Registrant.(3)

            23    Consent of Arthur Andersen LLP

            27    Financial Data Schedule (in electronic format only).

      (b) Form 8-K

            On December 23, 1998 the Company reported on Form 8-K it entered into a multi-year contract to conduct a clinical development study with an estimated value of $4 million.

            On November 10, 1998 the Company reported on Form 8-K it entered into a multi-year contract to conduct a clinical development study with an estimated value of $13.6 million.

----------
(1) Filed as an exhibit, to the Company's Amendment No. 1 to its Report Form 10-KSB (No. 0-21145) filed with the Securities & Exchange Commission on July 15, 1998 and incorporated herein by reference.

(2)   Incorporated by reference from Proxy Statement for 1996 Annual Meeting.

(3) Filed as an exhibit to the Company's Report on Form 10-KSB (No. 0-21145) filed with the Securities and Exchange Commission on March 30, 1998 and incorporated herein by reference.

(4) Incorporated by reference to Exhibit 4.1 to the Company's Amendment No. 1 to Form S-3 filed July 15, 1998 (File No. 333-51079).

(5) Incorporated by reference to Exhibit 4.2 to the Company's Amendment No. 1 to Form S-3 filed July 15, 1998 (File No. 333-51079).

(6) Incorporated by reference to Exhibit 4.3 to the Company's Amendment No. 1 to Form S-3 filed July 15, 1998 (File No. 333-51079).

                              COVALENT GROUP, INC.
                        CONSOLIDATED FINANCIAL STATEMENTS
                     YEARS ENDED DECEMBER 31, 1998 AND 1997

                                      INDEX

                                                                     Page
                                                                     ----

Report of Independent Public Accountants                             F-1

Consolidated Balance Sheets                                          F-2

Consolidated Statements of Operations                                F-4

Consolidated Statements of Stockholders' Equity                      F-5

Consolidated Statements of Cash Flows                                F-6

Notes to Consolidated Financial Statements                           F-7

                     REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS

To Covalent Group, Inc.:

We have audited the accompanying consolidated balance sheets of Covalent Group, Inc. (a Nevada corporation) and subsidiary as of December 31, 1998 and 1997, and the related consolidated statements of operations, stockholders' equity and cash flows for the years then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on the financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Covalent Group, Inc. and subsidiary as of December 31, 1998 and 1997, and the results of their operations and their cash flows for the years then ended, in conformity with generally accepted accounting principles.


                                                Arthur Andersen LLP

Philadelphia, Pa.,
   February 19, 1999

                              Covalent Group, Inc.
                                 and Subsidiary
                           Consolidated Balance Sheets

     Assets                                                 December 31,
                                                            ------------

                                                         1998           1997
                                                         ----           ----
Current Assets
   Cash and cash equivalents                         $ 1,208,956    $ 1,794,530
   Restricted cash                                     1,000,000             --
   Accounts receivable                                 2,534,283      2,135,223
   Prepaid expenses and other                            295,689        170,934
   Costs and estimated earnings in excess of
     related billings on uncompleted contracts           603,226      1,407,933
                                                     -----------    -----------
            Total Current Assets                       5,642,154      5,508,620
                                                     -----------    -----------

Property and Equipment
   Equipment                                             977,018        814,230
   Furniture and fixtures                                249,851        186,905
   Leasehold improvements                                115,391         59,441
                                                     -----------    -----------
                                                       1,342,260      1,060,576
           Less - Accumulated depreciation              (600,003)      (372,441)
                                                     -----------    -----------

                  Net Property and Equipment             742,257        688,135
                                                     -----------    -----------

Deferred Income Taxes                                    475,239         91,940
                                                     -----------    -----------
Other Assets                                              59,165        445,898
                                                     -----------    -----------

Total Assets                                         $ 6,918,815    $ 6,734,593
                                                     ===========    ===========

                     The accompanying notes are an integral
                 part of these consolidated financial statements

                              Covalent Group, Inc.
                                 and Subsidiary
                           Consolidated Balance Sheets

   Liabilities and Stockholders' Equity

                                                             December 31,
                                                             ------------
                                                          1998           1997
                                                      -----------    -----------
Current Liabilities
      Accounts payable                                $ 2,062,564    $ 1,803,057
      Accrued expenses                                    295,452         98,419
      Billings in excess of related costs and
        estimated earnings on uncompleted contracts     1,289,970        739,113
                                                      -----------    -----------

               Total Current Liabilities                3,647,986      2,640,589
                                                      -----------    -----------

   Commitments and Contingencies (Note 10)
   Stockholders' Equity
      Common stock,  $.001 par value per
         share, 25,000,000 shares authorized,
         12,071,193 and 11,755,709 shares issued
         respectively                                      12,071         11,756
      Additional paid-in-capital                        9,384,135      9,265,508
      Accumulated deficit                              (6,075,061)    (5,132,944)
                                                      -----------    -----------
                                                        3,321,145      4,144,320
         LESS:
            Treasury stock, at cost, 12,500 shares        (50,316)       (50,316)
                                                      -----------    -----------

               Total Stockholders' Equity               3,270,829      4,094,004
                                                      -----------    -----------

   Total Liabilities and Stockholders' Equity         $ 6,918,815    $ 6,734,593
                                                      ===========    ===========

                     The accompanying notes are an integral
                 part of these consolidated financial statements

                              Covalent Group, Inc.
                                 and Subsidiary
                      Consolidated Statements Of Operations

                                                     Years Ended December 31,
                                                     ------------------------
                                                       1998             1997
                                                       ----             ----

Revenues                                         $  9,390,620      $ 11,803,334

Operating Expenses
    Direct                                          6,254,481         8,222,217
    Selling, general and administrative             4,162,486         3,615,186
                                                 ------------      ------------

Total Operating Expenses                           10,416,967        11,837,403
                                                 ------------      ------------

Loss from Operations                               (1,026,347)          (34,069)

Gain (Loss) from Investment                          (397,312)          196,687

Interest Income                                        99,542           109,893
                                                 ------------      ------------

Income (Loss) before Income Taxes                  (1,324,117)          272,511

Income Tax Provision (Benefit)                       (382,000)           19,815
                                                 ------------      ------------

Net Income (Loss)                                $   (942,117)     $    252,696
                                                 ============      ============

Net Income (Loss) per Common Share
  Basic                                          $       (.08)     $        .02
  Diluted                                        $       (.08)     $        .02

Weighted Average Common and Common
  Equivalent Shares Outstanding
    Basic                                          11,808,306        11,659,890
    Diluted                                        11,808,306        12,398,172

                         The accompanying notes are an integral
                    part of these consolidated financial statements

                              COVALENT GROUP, INC.
                 CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY

                                                                            Unrealized
                                  Common Stock      Additional              Holding          Treasury Stock
                               ------------------   Paid-In    Accumulated  Loss on      -----------------------
                                Shares    Amount    Capital     Deficit     Investment     Shares       Amount        Total
                               --------  --------  ---------  -----------   ---------    ----------   ----------   ----------
BALANCE,
  DECEMBER 31, 1996          11,602,715  $11,603  $9,083,632  $(5,385,640)  $      --     $     --     $      --   $ 3,709,595

Net income                           --       --          --      252,696          --           --            --       252,696
Exercise of stock options       152,994      153     140,592           --          --           --            --       140,745
Stock options granted to
  consultant                         --       --      41,284           --          --           --            --        41,284
Purchase of common stock
  for treasury                       --       --          --           --          --      (12,500)      (50,316)      (50,316)
                             ----------  -------  ----------  -----------   ---------     --------     ---------    ----------

BALANCE,
  DECEMBER 31, 1997          11,755,709   11,756   9,265,508   (5,132,944)         --     $(12,500)      (50,316)    4,094,004

Comprehensive loss:
Net loss                             --       --          --     (942,117)         --           --            --      (942,117)
Unrealized loss on
  investment                         --       --          --           --    (397,312)          --            --      (397,312)
Realized loss on investment          --       --          --           --     397,312           --            --       397,312
                                                                                                                    ----------
Total comprehensive loss             --       --          --           --          --           --            --      (942,117)
Exercise of stock options       315,484      315      99,877           --          --           --            --       100,192
Capital contribution                 --       --      18,750           --          --           --            --        18,750
                             ----------  -------  ----------  -----------   ---------     --------     ---------    ----------
BALANCE,
  DECEMBER 31, 1998          12,071,193  $12,071  $9,384,135  $(6,075,061)  $      --     $     --     $(50,316)    $3,270,829
                             ==========  =======  ==========  ===========   =========     ========     =========    ==========

                     The accompanying notes are an integral
                 part of these consolidated financial statements

                              Covalent Group, Inc.
                                 and Subsidiary
                      Consolidated Statements of Cash Flows

                                                                Years Ended December 31,
                                                                ------------------------
                                                                 1998              1997
                                                             -----------       -----------
Operating Activities:
Net income (loss)                                            $  (942,117)      $   252,696
Adjustments to reconcile net income (loss) to
    net cash provided by (used in) operating activities
      Amortization and depreciation                              225,562           171,100
      Investment loss (gain)                                     397,312          (196,687)
      Stock options issued to consultants                             --            41,284
      Deferred income taxes                                     (383,299)            4,423
      Non cash capital contribution                               18,750                --
      Changes In assets and liabilities
       (Increase) decrease in -
        Restricted cash                                       (1,000,000)               --
        Accounts receivable                                     (399,060)          992,325
        Prepaid expenses and other                              (124,755)           (8,285)
        Costs and estimated earnings in excess
          of related billings on uncompleted contracts           804,707        (1,401,690)
        Other assets                                             (10,579)          (40,857)
       Increase (decrease) in -
        Accounts payable                                         259,507         1,115,126
        Accrued expenses                                         197,033            89,852
        Billings in excess of related costs and
          estimated earnings on uncompleted contracts            550,857           153,245
                                                             -----------       -----------

Net Cash (Used In) Provided By Operating Activities             (406,082)        1,172,532
                                                             -----------       -----------

Investing Activities:

Purchase of property and equipment                              (279,684)         (335,441)
                                                             -----------       -----------

Net Cash Used In Investing Activities                           (279,684)         (335,441)
                                                             -----------       -----------

Financing Activities:

Proceeds from exercise of stock options                          100,192            85,745

Purchase of treasury stock                                            --           (50,316)
                                                             -----------       -----------

Net Cash Provided By Financing Activities                        100,192            35,429
                                                             -----------       -----------

Net (Decrease) Increase In Cash and Cash Equivalents            (585,574)          872,520

Cash and Cash Equivalents, Beginning of Year                   1,794,530           922,010
                                                             -----------       -----------

Cash and Cash Equivalents, End of Year                       $ 1,208,956       $ 1,794,530
                                                             ===========       ===========

                        The accompanying notes are an integral
                   part of these consolidated financial statements

                              Covalent Group, Inc.
                                 And Subsidiary
                   Notes To Consolidated Financial Statements

1. DESCRIPTION OF BUSINESS:

      Covalent Group, Inc. (the Company), formerly Future Medical Technologies International, Inc. (FMTI), is a contractual research organization, providing clinical research and development services to pharmaceutical, biotechnology, medical service and managed care organizations. The Company initiates, designs and monitors clinical trials, manages and analyzes clinical data and offers other related services and products.

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

      Restricted Cash

      The Company received an advance payment from one of its customers as part of a long term contract, which includes a separate restricted cash account to be utilized for payment of investigator fees. As of December 31, 1998, this restricted cash amount was $1,000,000 and this amount is also included in accounts payable.

      Property and Equipment

      Property and equipment are recorded at cost. Depreciation is provided using the straight line method over the estimated useful lives of the assets which range from 3 to 7 years for equipment, from 3 to 7 years for furniture and fixtures and the remaining lease term for leasehold improvements. Depreciation expense for the years ended December 31, 1998 and 1997 was $225,562 and $171,100 respectively. Expenditures for maintenance and repairs are charged to expense as incurred. When assets are sold or retired, the cost and accumulated depreciation are removed from the accounts and any gain or loss is included in income.

      Investments

      Included in other assets is an investment in 300,000 shares of Common stock of ABS Group, Inc. (see Note 3). The investment has been classified as long--term due to certain restrictions on the sale of this stock. This investment is carried at the closing bid price per share with a minimal discount due to the restrictions regarding the ability to sell this stock. The investment is classified as available for sale pursuant to Statement of Financial Accounting Standards No. 115 "Accounting for Certain Investments in Debt and Equity Securities" (SFAS No. 115). Therefore any unrealized holding gains or losses will be presented as a separate component of stockholders' equity. The carrying value of this investment at December 31, 1998 is $37,500.

      Income Taxes

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

      Fair Value of Financial Instruments

      The Company's financial instruments consist primarily of cash and cash equivalents, accounts receivable, costs and estimated earnings in excess of related billings on uncompleted contracts, accounts payable and billings in excess of related costs and estimated earnings on uncompleted contracts. The book values of cash and cash equivalents, accounts receivable, costs and estimated earnings in excess of related billings on uncompleted contracts, accounts payable and billings in excess of related costs and estimated earnings on uncompleted contracts are considered to be representative of their respective fair values.

      Net Income (Loss) Per Common and Common Equivalent Share

      Basic net income (loss) per Common share was computed by dividing net income (loss) by the weighted average number of shares of Common stock outstanding during the period. Diluted net income per Common share for the year ended December 31, 1997 reflects the potential dilution from the exercise of outstanding stock options and warrants into Common stock. Inclusion of shares of Common stock potentially issuable upon the exercise of stock options and warrants in calculating diluted net loss per Common share for the year ended December 31, 1998, would have been anti dilutive, and therefore such shares were not included in the calculation.

      The net income (loss) and weighted average common and common equivalent shares outstanding for purposes of calculating net income (loss) per common share are computed as follows:

                                                            Years Ended
                                                            December 31,
                                                            ------------
                                                       1998              1997
                                                       ----              ----

    Net income (loss) used for basic
      and diluted  net income (loss)
      per common share                            $   (942,117)      $   252,696
                                                  ============       ===========

    Weighted average common shares
      outstanding used for basic net
      income (loss) per common share                11,808,306        11,659,890

     Dilutive effect of common stock
      options and warrants
      outstanding                                           --           738,282
                                                  ------------       -----------

    Weighted average common and
      common equivalent shares outstanding
      used for diluted net income
      (loss) per common share                       11,808,306        12,398,172
                                                  ============       ===========

      Comprehensive Income (Loss)

      In 1998, the Company adopted Statement of Financial Accounting Standards No. 130, "Reporting Comprehensive Income" (SFAS No. 130). SFAS No. 130 establishes standards for reporting and presentation of comprehensive income (loss) and its components in a full set of general--purpose financial statements that is presented with equal prominence as other financial statements. Comprehensive income (loss) consists of net income
      (loss) and unrealized holding gains and losses from investment. The adoption of SFAS No. 130 had no impact on total stockholders' equity and the comprehensive income (loss) amounts are presented on the accompanying Consolidated Statements of Stockholders' Equity. There were no other comprehensive income items for the year ended December 31, 1997. The comprehensive income adjustments for the year ended December 31, 1998 relate to an unrealized loss on an investment and the reclassification for losses on investment realized in net income (loss).

      Segment Disclosures

      Effective January 1, 1998, the Company adopted Statement of Financial Accounting Standards No. 131, "Disclosures about Segments of an Enterprise and Related Information" (SFAS No. 131). SFAS No. 131 superseded SFAS No. 14, "Financial Reporting for Segments of a Business Enterprise." SFAS No. 131 establishes standards for the way that public business enterprises report information about operating segments in annual financial statements and requires that those enterprises report selected information about operating segments in interim financial reports. SFAS No. 131 also establishes standards for related disclosures about products and services, geographic areas, and major customers. The Company operates in one industry segment and, accordingly, the adoption of SFAS No. 131 had no effect on the Company.

      Supplemental Cash Flow Information

      Cash paid during the years ended December 31, 1998 and 1997 for income taxes were approximately $3,000 and $8,000 respectively.

      Reclassifications

      Certain prior year balances have been reclassified to conform to current year presentation.

3. INVESTMENT:

      In 1997 the Company did not receive the scheduled payments on the note due from the purchaser of FMT, ABS Group, Inc. (ABS). ABS acquired all of the outstanding common stock of FMT for cash and a note. On December 31, 1997, the Company agreed to exchange the note of $225,000 and related accrued interest of $13,000 for 300,000 shares of common stock of ABS, which are subject to certain restrictions. The common shares received were recorded at an amount equal to $434,687 which represented the closing bid price per share with a minimal discount due to the restrictions regarding the ability to sell these shares. As a result, as required by SFAS No. 115, the Company recorded a gain on this transaction of $196,687.

      Pursuant to SFAS No. 115 this investment has been classified as available for sale and during 1998 the unrealized holding losses were recorded as a separate component of stockholders' equity. During the first half of 1998, the trading price for ABS stock declined and the trading price was consistently at a reduced level for the second half of 1998. As a result, pursuant to SFAS No. 115, the Company has determined that this decline in value is other than temporary and the cost basis of the ABS stock has been written down, with the writedown of $397,312 recorded as a realized loss from investment.

4. ACCOUNTS RECEIVABLE:

      Accounts receivable consisted of the following:

                                                          December 31,
                                                  ------------------------------
                                                     1998                1997
                                                  ----------          ----------

                 Billed                           $2,534,283          $1,985,223
                 Unbilled                                 --             150,000
                                                  ----------          ----------

                                                  $2,534,283          $2,135,223
                                                  ==========          ==========

      No provision for uncollectible accounts was made in 1998 or 1997, as the Company considered all receivable balances fully collectible based on its historic bad debt experience and the financial stability of its customers.

5. LINE OF CREDIT:

      In 1997, the Company obtained a demand line of credit facility with a bank. Maximum borrowings under the facility are the lessor of $1,000,000 or 75% of eligible accounts receivable, as defined, and bear interest at the bank's prime rate plus 1.0%. There were no outstanding borrowings under this facility in 1998 or 1997

6. STOCKHOLDERS' EQUITY:

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

      The following table summarizes stock option activity:

                                                                                Weighted
                                                                                Average
                                                                 Range of       Exercise
                                               Number of      Exercise Prices  Price Per
                                                Shares           Per Share       Share
                                                ------           ---------       -----
Options outstanding at December 31, 1996       1,550,478        $ .03-$5.25      $2.05
   Granted                                       747,000         1.94- 4.16       2.07
   Exercised                                    (152,994)         .88- 1.00        .92
   Canceled                                      (17,500)        3.94- 4.63       4.28
                                               ---------
Options outstanding at December 31, 1997       2,126,984          .03- 5.25       2.12
   Granted                                     1,109,950          .69- 2.75       1.42
   Exercised                                    (315,484)         .03- 1.94        .32
   Canceled                                   (1,089,750)         .69- 5.13       2.10
                                               ---------

Options outstanding at December 31, 1998       1,831,700        $ .69-$5.25      $2.02
                                               =========        ===========

Exercisable options outstanding at:
    December 31, 1997                          1,354,859        $ .03-$5.25      $2.12
    December 31, 1998                          1,151,121        $ .69-$5.25       2.32

      The following table summarizes information regarding stock options outstanding at December 31, 1998:

                             Options Outstanding                                  Options Exercisable
    ------------------------------------------------------------------      -------------------------------
                                           Weighted          Weighted
                                           Average           Average                           Weighted
                       Number              Remaining         Exercise     Number               Average
     Range of          Outstanding At      Contractual       Price per    Exercisable at       Exercisable
     Exercise Prices   December 31, 1998   Life in Years     Share        December 31, 1998     Price
     ---------------   -----------------   --------------   ---------     -----------------    -----------
               $0.69        524,750             4.6          $ 0.69            221,000          $ 0.69
     $ 1.00 -- $1.56        152,500             3.0          $ 1.22             95,500          $ 1.08
     $ 1.88 -- $1.94        402,250             3.9          $ 1.94            202,504          $ 1.94
     $ 2.00 -- $3.94        648,700             2.2          $ 2.74            531,117          $ 2.82
     $ 4.16 -- $5.25        103,500             1.9          $ 5.18            101,000          $ 5.19

      At the Annual Meeting of Stockholders on May 21, 1998, stockholders approved the repricing of 1,199,000 options to the fair market value at the time of the repricing.

      As of December 31, 1998, there were 1,151,121 options vested and exercisable and 572,300 stock options available for grant under the Company's stock option plans.

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

                                                           Years Ended December 31,
                                                       -------------------------------
                                                             1998             1997
                                                       --------------   --------------
       Net income(loss)                                $    (942,117)   $     252,696
       Pro forma net income (loss)                        (1,299,425)          15,481
       Basic income per share                                  (0.08)            0.02
       Pro forma basic net income (loss) per share             (0.11)              --
       Diluted net income (loss) per share                     (0.08)            0.02
       Pro forma diluted net income (loss) per share           (0.11)              --

      The weighted average fair value of each stock options granted during the years ended December 31, 1998 and 1997 was $1.42 and $1.86 respectively. As of December 31, 1998, the weighted average remaining contractual life of each stock option outstanding was 3.4 years. The weighted average remaining contractual life of each stock option granted during the years ended December 31, 1998 and 1997 was 4.6 and 4.7 years, respectively. The fair value of each option grant is estimated on the date of grant using the Black-Scholes option pricing model with the following weighted average assumptions:

                                                         Years Ended
                                                         December 31,
                                                         ------------
                                                    1998                1997
                                                    ----                ----
 Risk - free interest rate                      4.1% - 5.7%         5.8% - 6.6%
 Expected dividend yield                                --                  --
 Expected life                                     5 years             5 years
 Expected volatility                                  40.0%               40.0%

     Because additional option grants are expected to be made each year, the above pro forma disclosures are not representative of pro forma effects on reported net income for future years.

     In 1997, the Company granted 25,000 stock options to an independent consultant for which the Company recorded consulting expense based upon the value of the stock options under the provisions of SFAS No. 123.

     Common Stock Warrants

     In 1996, the Company issued 250,000 common stock warrants with an exercise price of $2.75 per share to an investment banking firm, and 100,000 common stock warrants with an exercise price of $5.25 per share to a financial consultant in connection with an offering of common stock. The warrants were vested on the grant date.

7. CUSTOMER INFORMATION:

     The following table summarizes significant customers with revenues in excess of 10% of total revenues (as a percentage of total revenues):

                                                        Years Ended
                                                        December 31,
                                                        ------------
                    Customer                         1998         1997
                    --------                         ----         ----
                    A                                24%           14%
                    B                                22%           21%
                    C                                16%           15%
                    D                                12%            *
                    E                                10%            *
                    F                                 *            20%
                    G                                 *            19%

     * Revenues were less than 10% of total revenues.

      The above revenue amounts consist of separate clinical trials ranging from one to five.

8. INCOME TAXES:

      The components of the income tax provision (benefit) are as follows:

                                                       Years Ended December 31,
                                                       ------------------------
                                                       1998              1997
                                                       ----              ----
             Current:
                Federal                              $      --           $    --
                State                                       --            15,392
                                                     ---------           -------
                                                            --            15,392
                                                     ---------           -------

             Deferred:
                Federal                               (382,000)            3,827
                State                                       --               596
                                                     ---------           -------
                                                      (382,000)            4,423
                                                     ---------           -------
                                                     $(382,000)          $19,815
                                                     =========           =======

      Income tax expense differs from the amount currently payable because certain expenses, primarily depreciation and accruals, are reported in different periods for financial reporting and income tax purposes.

      The federal statutory income tax rate is reconciled to the effective income tax rate as follows:

                                                        Years Ended December 31,
                                                        ------------------------
                                                           1998        1997
                                                           ----        ----

       Federal statutory rate                             (34.0%)      34.0%
       State income taxes, net of federal
         benefit                                             --         6.6
       Nondeductible investment loss                        5.2          --
       Prior period net operating loss                       --       (34.6)
       Other                                                 --         1.3
                                                         ======      ======

                                                          (28.8%)     7.3 %
                                                         ======      ======

      The components of the net current and long-term deferred tax assets and liabilities, measured under SFAS No. 109, are as follows:

                                                             December 31,
                                                             ------------
                                                          1998           1997
                                                          ----           ----
       Deferred tax assets -
          Net operating loss carryforwards             $ 506,320      $ 220,684
          Credit carryforwards                            19,493             --
                                                       ---------      ---------
                                                         525,813        220,684
                                                       ---------      ---------

       Deferred tax liabilities -
          Investment valuation                                --        (78,675)
                                                       ---------      ---------
          Depreciation                                   (50,574)       (50,069)
                                                       ---------      ---------
                                                         (50,574)      (128,744)
                                                       ---------      ---------

            Net deferred tax asset                    $(475,239)      $  91,940
                                                      =========       =========

      Based on an assessment of the Company's taxable earnings history and expected future taxable income, management has determined that it is more likely than not that the net deferred tax assets will be realized in future periods. The Company may be required to provide a valuation allowance for this asset in the future if it does not generate sufficient taxable income as planned. Additionally, the ultimate realization of this asset could be negatively impacted by market conditions and other variables not known or anticipated at this time.

9. EMPLOYEE BENEFIT PLAN:

      The Company sponsors a 401(k) plan covering substantially all employees. Eligible employees may contribute up to 15% of their annual compensation to the plan. The Company does not match employee contributions.

10. LEASE COMMITMENTS:

      The Company leases office facilities and other equipment under noncancellable operating leases expiring through December 2001. Rent expense was $294,387 in 1998 and $289,308 in 1997. Future minimum annual rental commitments under the noncancellable lease obligations are $257,836 in 1999, $245,413 in 2000, and $245,413 in 2001.

                                   SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                          COVALENT GROUP, INC.

Dated:    3/31/99
                                            By:  /s/ Bruce LaMont
                                             -----------------------------------
                                                Bruce LaMont, President, Chief
                                                Executive Officer and Director

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Dated:     3/31/99
                                          By:  /s/ Bruce LaMont
                                             -----------------------------------
                                                Bruce LaMont, President, Chief
                                                Executive Officer and Director
Dated:     3/31/99
                                          By:  /s/ William K. Robinson
                                             -----------------------------------
                                                William K. Robinson, Chief
                                                Financial Officer and Director
Dated:     3/31/99
                                          By:  /s/ Ivan Rubin
                                             -----------------------------------
                                                Ivan Rubin, Director
Dated:     3/31/99
                                          By:  /s/ John Whittle
                                             -----------------------------------
                                                John Whittle, Director
Dated:     3/31/99
                                          By:  /s/ Kenneth M. Borow
                                             -----------------------------------
                                                Kenneth M. Borow, Director