Form 10QSB
period 1999-03-31
COVALENT GROUP INC
filed 1999-05-13
CIK 856569

                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

                                   FORM 10-QSB

(Mark One)

|X| QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED MARCH 31, 1999.

|_| TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE TRANSITION PERIOD FROM _______ TO _______.

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

State the number of shares outstanding of each of the issuer's classes of common equity as of April 30, 1999.

Common Stock, Par Value $.001                                    12,058,693
-----------------------------                                    ----------
          (Class)                                                Outstanding

Transitional Small Business Disclosure Format (check one): Yes |_| No |X|

FORM 10-QSB

                              COVALENT GROUP, INC.

                                      INDEX

                                                                            Page
                                                                            ----

PART I. Financial Information

      Item 1. Consolidated Financial Statements

            Balance Sheet - March 31, 1999 (Unaudited)                        3

            Statements of Operations - Three Months Ended
            March 31, 1999 and 1998 (Unaudited)                               5

            Statements of Cash Flows - Three Months
            Ended March 31, 1999 and 1998 (Unaudited)                         6

            Notes to Consolidated Financial Statements
            (Unaudited)                                                       7

      Item 2. Management's Discussion and Analysis of
              Financial Condition and Results of Operations                   9

PART II. Other Information                                                   14

Signature Page                                                               15

Part I. Financial Information
      Item 1. Consolidated Financial Statements

                              Covalent Group, Inc.
                                 and Subsidiary
                           Consolidated Balance Sheet
                                 March 31, 1999
                                   (Unaudited)

Assets

Current Assets
   Cash and cash equivalents                                        $ 1,805,931
   Restricted cash                                                    1,001,525
   Accounts receivable                                                2,704,263
   Prepaid expenses and other                                           278,296
   Costs and estimated earnings in excess of
     related billings on uncompleted contracts                          629,405
                                                                    -----------
            Total Current Assets                                      6,419,420
                                                                    -----------

Property and Equipment
   Equipment                                                          1,316,534
   Furniture and fixtures                                               260,661
   Leasehold improvements                                               117,673
                                                                    -----------
                                                                      1,694,868
      Less - Accumulated depreciation                                  (667,320)
                                                                    -----------
            Net Property and Equipment                                1,027,548
                                                                    -----------

Deferred Income Taxes                                                   275,571
                                                                    -----------

Other Assets                                                             50,790
                                                                    -----------

Total Assets                                                        $ 7,773,329
                                                                    ===========

           See accompanying notes to consolidated financial statements

                              Covalent Group, Inc.
                                 and Subsidiary
                           Consolidated Balance Sheet
                                 March 31, 1999
                                   (Unaudited)

Liabilities and Stockholders' Equity

Current Liabilities
   Accounts payable                                                 $ 1,539,060
   Accrued expenses                                                      73,988
   Billings in excess of related costs and
    estimated earnings on uncompleted contracts                         809,475
   Customer advances                                                  1,744,557
                                                                    -----------
              Total Current Liabilities                               4,167,080
                                                                    -----------

Stockholders' Equity
   Common stock, $.001 par value
     25,000,000 shares authorized,
     12,071,193 shares issued                                            12,071
   Additional paid-in-capital                                         9,384,135
   Accumulated deficit                                               (5,730,266)
   Unrealized loss on investment                                         (9,375)
                                                                    -----------
                                                                      3,656,565
Less:
   Treasury stock at cost, 12,500 shares                                (50,316)
                                                                    -----------
              Total Stockholders' Equity                              3,606,249
                                                                    -----------

Total Liabilities and Stockholders' Equity                          $ 7,773,329
                                                                    ===========

           See accompanying notes to consolidated financial statements

                              Covalent Group, Inc.
                                 and Subsidiary
                      Consolidated Statements Of Operations
                                   (Unaudited)

                                                      Three Months Ended
                                                           March 31,
                                                           ---------
                                                     1999              1998
                                                     ----              ----
Revenues                                         $  3,264,976      $  2,239,607

Operating Expenses
  Direct                                            1,892,503         1,854,226
  Selling, general and administrative                 839,490           817,722
                                                 ------------      ------------

Total Operating Expenses                            2,731,993         2,671,948
                                                 ------------      ------------

Income (Loss) from Operations                         532,983          (432,341)

Interest Income                                        14,317            29,961
                                                 ------------      ------------

Income (Loss) before Income Taxes                     547,300          (402,380)

Income Tax Provision (Benefit)                        202,505          (136,694)
                                                 ------------      ------------

Net Income (Loss)                                $    344,795      $   (265,686)
                                                 ============      ============

Net Income (Loss) per Common Share
  Net Income (Loss) - Basic                      $        .03      $       (.02)
  Net Income (Loss) - Diluted                    $        .03      $       (.02)

Weighted Average Common and Common
  Equivalent Shares Outstanding
   Basic                                           12,058,683        11,743,209
   Diluted                                         12,519,140        11,743,209

           See accompanying notes to consolidated financial statements.

                              Covalent Group, Inc.
                                 and Subsidiary
                      Consolidated Statements of Cash Flows
                                   (Unaudited)

                                                                 Three Months Ended
                                                                      March 31,
                                                                      ---------
                                                                1999              1998
                                                                ----              ----
Operating Activities:

Net income (loss)                                           $   344,795       $  (265,686)
Adjustments to reconcile net income (loss) to
   net cash provided by (used in) operating activities
     Amortization and depreciation                               67,317            61,719
     Deferred income taxes                                      199,668          (136,823)
     Changes In assets and liabilities
     (Increase) decrease in -
     Accounts receivable                                       (169,980)        1,015,533
     Restricted cash                                             (1,525)               --
     Prepaid expenses and other                                  17,393           (83,795)
     Costs and estimated earnings in excess
      of related billings on uncompleted contracts              (26,179)         (153,537)
     Other assets                                                (1,000)          (16,239)
     Increase (decrease) in -
     Accounts payable                                           476,496          (144,458)
     Accrued expenses                                          (221,464)          (34,973)
     Customer advances                                          744,557                --
     Billings in excess of related costs and
      estimated earnings on uncompleted contracts              (480,495)         (424,776)
                                                            -----------       -----------

Net Cash Provided By (Used In) Operating Activities             949,583          (183,035)
                                                            -----------       -----------

Investing Activities:

Purchases of property and equipment                            (352,608)          (22,490)
                                                            -----------       -----------

Net Cash Used In Investing Activities                          (352,608)          (22,490)
                                                            -----------       -----------

Net Increase (Decrease) In Cash and Cash Equivalents            596,975          (205,525)

Cash and Cash Equivalents, Beginning of Period                1,208,956         1,794,530
                                                            -----------       -----------

Cash and Cash Equivalents, End of Period                    $ 1,805,931       $ 1,589,005
                                                            ===========       ===========

           See accompanying notes to consolidated financial statements

FORM 10-QSB

                              Covalent Group, Inc.
                                 And Subsidiary
                   Notes To Consolidated Financial Statements
                                   (Unaudited)

1.    DESCRIPTION OF BUSINESS

      Covalent Group, Inc. (the "Company") is a contractual research organization providing clinical research and development services to pharmaceutical, biotechnology, medical services and managed care organizations. The Company initiates, designs and monitors clinical trials, manages and analyzes clinical data and offers other related services and products.

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

      Basis of Presentation

      The financial statements for the three months ended March 31, 1999 and 1998 have been prepared without audit and, in the opinion of management, reflect all adjustments necessary (consisting only of normal recurring adjustments) to present fairly the Company's financial position at March 31, 1999 and the results of its operations and its cash flows for the interim periods presented. Such financial statements do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. For further information, refer to the financial statements and footnotes thereto included in the Company's annual report on Form 10-KSB for the year ended December 31, 1998.

      Operating results for the three months ended March 31, 1999 may not necessarily be indicative of the results for the year ending December 31, 1999.

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

      Restricted Cash

      The Company received an advance payment from one of its customers as part of a long term contract, which includes a separate restricted cash account to be utilized for payment of investigator fees. As of March 31, 1999, this restricted cash amount was $1,001,525 and this amount is also included in customer advances.

      Reclassifications

      Certain prior year balances have been reclassified to conform to the current year presentation.

      Net Income (Loss) Per Common and Common Equivalent Share

      Basic net income (loss) per common share was computed by dividing net income (loss) by the weighted average number of shares of common stock outstanding during the period. Diluted net income per common share for the three months ended March 31, 1999 reflects the potential dilution from the exercise of outstanding stock options and warrants into common stock. Inclusion of shares of common stock potentially issuable upon the exercise of stock options and warrants in calculating diluted net loss per common share for the three months ended March 31, 1998, would have been anti-dilutive, and therefore such shares were not included in the calculation.

      The net income (loss) and weighted average common and common equivalent shares outstanding for purposes of calculating net income (loss) per common share are computed as follows:

                                                                   Three Months Ended
                                                                        March 31,
                                                                        ---------
                                                                  1999             1998
                                                                  ----             ----
            Net income (loss) used for basic and
              diluted net income (loss) per common share      $    344,795     $   (265,686)
                                                              ============     ============
            Weighted average common shares
              outstanding used for basic net
              income (loss) per common share                    12,058,693       11,743,209

            Dilutive effect of common stock
              options and warrants outstanding                     460,447               --
                                                              ------------     ------------

            Weighted average common and
              common equivalent shares
              outstanding used for diluted net
              income (loss) per common share                    12,519,140       11,743,209
                                                              ============     ============

      Comprehensive Income (Loss)

      A reconciliation of comprehensive income (loss) in accordance with Statement of Financial Accounting Standards No. 130 "Reporting Comprehensive Income" is as follows:

                                                  Three Months Ended
                                                       March 31,
                                                       ---------
                                                  1999           1998
                                                  ----           ----

            Net Income (Loss)                  $ 344,800       $(265,686)
            Unrealized Loss on Investment         (9,375)       (108,671)
                                               ---------       ---------

            Comprehensive Income (Loss)        $ 335,425       $(374,357)
                                               =========       =========

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

The information set forth and discussed below for the three months ended March 31, 1999 and 1998 is derived from the Consolidated Financial Statements included elsewhere herein. The financial information set forth and discussed below is unaudited but, in the opinion of management, reflects all adjustments (consisting of normal recurring accruals) necessary for a fair presentation of such information. The results of operations of the Company for a particular quarter may not be indicative of results expected during the other quarters or for the entire year.

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

The Company's backlog, which consists of anticipated revenues from signed contracts, is in excess of $25 million at March 31, 1999. The Company believes that its backlog as of any date is not necessarily a meaningful predictor of future results.

Three Months Ended March 31, 1999 Compared To Three Months Ended March 31, 1998.

Revenues for the three months ended March 31, 1999 increased 46% to $3,265,000 as compared to $2,240,000 for the three-month period ended March 31, 1998. The increase of $1,025,000 is directly related to three additional major clinical studies being conducted in the most recent quarter as compared to the same quarter last year.

Direct expenses include compensation and other expenses directly related to conducting clinical studies. These costs increased by $39,000 from $1,854,000 to $1,893,000 for the three months ended March 31, 1998 and 1999, respectively. The increase of $39,000 results from additional expenses, of which approximately $435,000 was primarily for additional personnel necessary to support the increase in the number of clinical studies, offset by less fees paid to outside investigator sites and other contractors. Direct expenses as a percentage of total revenues were 58% for the three months ended March 31, 1999 as compared to 83% for the same period last year. The decrease in relative percent is due to the fixed component of expenses being applied to an expanded revenue base and a change in mix of revenues to certain higher margin contracts as compared with the prior year period.

Selling, general and administrative expenses include all administrative and business development personnel and all other support expenses not directly related to specific contracts. Also included are expenses associated with the development of an interactive voice recognition system ("IVR") the platform development of which was essentially completed in January 1998. Selling, general and administrative expenses for the three months ended March 31, 1999 amounted to $839,000 as compared to $818,000 for the same period last year. Included in selling, general and administrative expenses for the three months ended March 31, 1998 and 1999 are IVR development and system maintenance expenses of $115,000 and $6,000, respectively. The increase in the level of expenses, excluding IVR related expenses for both periods, is due to costs associated with supporting a larger infrastructure for the overall business. As a percentage of revenues, selling, general and administrative expenses decreased from 37% to 26% for the three months ended March 31, 1998 and 1999 respectively. The decrease in expenses as a percentage of revenues results from the increase in clinical trial revenues.

Interest income decreased $16,000 from $30,000 for the three months ended March 31, 1998 to $14,000 for the three months ended March 31, 1999.

The effective income tax rate for the three months ended March 31, 1999 was 37% as compared to 34% for the three months ended March 31, 1998. The change in the effective income tax rate is primarily due to the impact of certain non-tax deductible expenses.

Liquidity and Capital Resources

The Company's contracts usually require a portion of the contract amount to be paid at the time the contract is initiated. Additional payments are generally made upon completion of negotiated performance requirements throughout the life of the contract. Cash receipts do not necessarily correspond to costs incurred and revenue recognized (revenue recognition is based on the percentage of completion accounting method). The Company typically receives a low volume of large-dollar receipts. As a result, the number of days outstanding in accounts receivable will fluctuate due to the timing and size of cash receipts. Accounts receivable and costs and estimated earnings in excess of related billings on uncompleted contracts were $3,334,000 at March 31, 1999 and $3,138,000 at December 31, 1998.
The increase relates directly to the increase in revenues and the timing of payments by clients.

The Company's cash and cash equivalents balance at March 31, 1999 was $1,806,000 as compared to $1,209,000 at December 31, 1998. The increase in cash was primarily due to normal operations.

The Company has a line of credit with a commercial bank providing a maximum credit facility of $1 million, which bears interest at a rate not to exceed 1% point above the bank's prime rate. Borrowings outstanding under the credit line are secured by substantially all of the assets of the Company. No borrowings were outstanding under the credit line at March 31, 1999.

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

Year 2000 Compliance

The Company is taking the required steps to make its existing systems Year 2000 compliant at a total estimated cost of $50,000; $25,000 of which has already been incurred through March 31, 1999 and $25,000 of which is expected to be incurred in fiscal 1999. The Company believes it is on schedule to complete its remediation efforts by December 31, 1999. If such efforts are not completed timely, the Year 2000 issue is not expected to have a material impact on the clinical operations of the Company because all work currently being performed on the Company's present clinical trials data management system is scheduled to be completed by December 31, 1999. Furthermore, the Company in 1999 purchased a new clinical trial data management system capable of handling large-scale projects with greater flexibility, which is Year 2000 compliant.

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

The general phases of the Year 2000 Project are: (1) Year 2000 methodology training for key information technology personnel, (2) inventorying Year 2000 items, internally and externally; (3) assigning priorities to identified items;
(4) assessing the Year 2000 compliance of items determined to be material to the Company; (5) remediating or replacing material items that are determined not to be Year 2000 compliant; (6) testing material items; and (7) designing and implementing contingency plans to the extent deemed necessary. The Company has completed phases (1), (2), (3) and (4) and is presently conducting phases (5), (6) and (7). The Company's computers, local area network servers, software, and digital phone system have all been purchased within the last three years, and an inventory has been conducted in order to identify those systems and software that may require Year 2000 remediation. Assessment and testing is ongoing as hardware or system software is remediated, upgraded or replaced. In anticipation of its being Year 2000 compliant by December 31, 1999, the Company has no contingency plan. The Company will monitor its Year 2000 compliance progress and adjust the implementation of the phases and the necessity of contingency planning as it deems appropriate.

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

The failure to correct a material Year 2000 problem could result in an interruption in, or a failure of, certain normal business activities or operations such as the Company's ability to properly conduct a particular trial or otherwise provide necessary service to its clients. Such failures could materially and adversely affect the Company's results of operations, liquidity and financial condition. Due to the general uncertainty inherent in the Year 2000 problem, resulting in part from the uncertainty of the Year 2000 readiness of third-party suppliers and clients, the Company is unable to determine with certainty at this time whether the consequences of Year 2000 failures will have a material impact on the Company's overall results of operations, liquidity or financial condition. However, the Year 2000 assessment being conducted by the Company is expected to significantly reduce the Company's level of uncertainty about the Year 2000 problem. Accordingly, at this time, the Company believes that its exposure to the Year 2000 problem will be minimal.

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

                                                 COVALENT GROUP, INC.

Dated: May 13, 1999                     By: /s/ Bruce LaMont
       ------------                         ------------------------------------
                                                     Bruce LaMont, President
                                                     and Chief Executive Officer

Dated: May 13, 1999                     By: /s/ William K. Robinson
       ------------                         ------------------------------------
                                                     William K. Robinson, Chief
                                                     Financial Officer