Form 10QSB
period 1999-06-30
COVALENT GROUP INC
filed 1999-08-09
CIK 856569

                      SECURITIES AND EXCHANGE COMMISSION

                            WASHINGTON, D.C. 20549

                                  FORM 10-QSB

(Mark One)

 X   QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE
---
     ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED June 30, 1999.
                                                -------------

     TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
___
     EXCHANGE ACT OF 1934 FOR THE TRANSITION PERIOD FROM _______ TO ________.

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

State the number of shares outstanding of each of the issuer's classes of common equity as of June 30, 1999.

Common Stock, Par Value $.001                            12,058,693
-----------------------------                            ----------
     (Class)                                             Outstanding

Transitional Small Business Disclosure Format (check one): Yes ___ No  X
                                                                      ---

FORM 10-QSB

                             COVALENT GROUP, INC.


                                     INDEX

                                                                           Page
                                                                           ----
PART I.    Financial Information

  Item 1.  Financial Statements

     Balance Sheet - June 30, 1999 (Unaudited)                                3

     Statements of Operations - Six and Three Months Ended
     June 30, 1999 and 1998 (Unaudited)                                       5

     Statements of Cash Flows - Six Months
     Ended June 30, 1999 and 1998 (Unaudited)                                 6

     Notes to Financial Statements (Unaudited)                                7

  Item 2.  Management's Discussion and Analysis of
           Financial Condition and Results of Operations                      9

PART II.   Other Information                                                 14

Signature Page                                                               15

Part I.  Financial Information
       Item 1. Financial Statements


                             Covalent Group, Inc.
                                 Balance Sheet
                                 June 30, 1999
                                  (Unaudited)

Assets
Current Assets
   Cash and cash equivalents                                         $ 3,045,704
   Restricted cash                                                       668,787
   Accounts receivable                                                 1,870,784
   Prepaid expenses and other                                            218,653
   Costs and estimated earnings in excess of
     related billings on uncompleted contracts                           767,957
                                                                     -----------
          Total Current Assets                                         6,571,885
                                                                     -----------


Property and Equipment
   Equipment                                                           1,599,724
   Furniture and fixtures                                                265,580
   Leasehold improvements                                                117,673
                                                                     -----------
                                                                       1,982,977
     Less - Accumulated depreciation                                   ( 740,281)
                                                                     -----------
          Net Property and Equipment                                   1,242,696
                                                                     -----------

Deferred Income Taxes                                                    139,239
                                                                     -----------
Other Assets                                                              60,290
                                                                     -----------

Total Assets                                                         $ 8,014,110
                                                                     ===========

                See accompanying notes to financial statements

                             Covalent Group, Inc.
                                 Balance Sheet
                                 June 30, 1999
                                  (Unaudited)


Liabilities and Stockholders' Equity
Current Liabilities
Accounts payable                                                        $ 2,078,867
Accrued expenses                                                            131,037
Billings in excess of related costs and
    estimated earnings on uncompleted contracts                             509,819
Customer advances                                                         1,259,079
                                                                        -----------
              Total Current Liabilities                                   3,978,802
                                                                        -----------

Stockholders' Equity
Common stock, $.001 par value,
    25,000,000 shares authorized,
    12,071,193 shares issued                                                 12,071
Additional paid-in-capital                                                9,384,135
Accumulated deficit                                                      (5,301,207)
Unrealized loss on investment                                                (9,375)
                                                                        -----------
                                                                          4,085,624
Less:
    Treasury stock at cost, 12,500 shares                                   (50,316)
                                                                        -----------
              Total Stockholders' Equity                                  4,035,308
                                                                        -----------

Total Liabilities and Stockholders' Equity                              $ 8,014,110
                                                                        ===========

                See accompanying notes to financial statements

                             Covalent Group, Inc.
                           Statements Of Operations
                                  (Unaudited)

                                                   Three Months Ended                             Six Months Ended
                                                         June 30,                                     June 30,
                                                         --------                                     --------
                                                 1999              1998                       1999              1998
                                                 ----              ----                       ----              ----
Revenues                                     $ 4,197,470        $ 2,543,213               $ 7,462,446        $ 4,782,820

Operating Expenses
  Direct                                       2,596,232          1,637,901                 4,488,735          3,492,127
  Selling, general and administrative            953,839            931,928                 1,793,329          1,749,650
                                             -----------        -----------               -----------        -----------

Total Operating Expenses                       3,550,071          2,569,829                 6,282,064          5,241,777
                                             -----------        -----------               -----------        -----------

Income (Loss) from Operations                    647,399            (26,616)                1,180,382           (458,957)

Interest Income                                   33,642             27,504                    47,959             57,465
                                             -----------        -----------               -----------        -----------

Income (Loss) before Income Taxes                681,041                888                 1,228,341           (401,492)

Income Tax (Benefit) Provision                   251,982             (1,471)                  454,487           (135,223)
                                             -----------        -----------               -----------        -----------

Net Income (Loss)                            $   429,059        $     2,359               $   773,854        $  (266,269)
                                             ===========        ===========               ===========        ===========

Net Income (Loss) per Common Share
  Net Income (Loss) - Basic                  $       .04        $         -               $       .06        $      (.02)
  Net Income (Loss) - Diluted                $       .03        $         -               $       .06        $      (.02)

Weighted Average Common and Common
  Equivalent Shares Outstanding
   Basic                                      12,058,693         11,743,209                12,058,693         11,743,209
   Diluted                                    12,435,498         12,069,036                12,474,737         11,743,209

                See accompanying notes to financial statements.

                             Covalent Group, Inc.
                           Statements of Cash Flows
                                  (Unaudited)

                                                                  Six Months Ended
                                                                      June 30,
                                                                      --------
                                                            1999                  1998
                                                         ----------            ----------
Cash Flows From Operating Activities:

Net income (loss)                                        $  773,854            $ (266,269)
Adjustments to reconcile net income (loss) to
   net cash provided by (used in) operating activities
     Amortization and depreciation                          140,278               110,610
     (Increase) decrease deferred income taxes              336,000              (136,522)
     Changes in assets and liabilities
      (Increase) decrease in -
      Accounts receivable                                   663,499               709,795
      Restricted cash                                       331,213                     -
      Prepaid expenses and other                             77,036               (65,510)
      Costs and estimated earnings in excess
       of related billings on uncompleted contracts        (164,731)             (438,168)
      Other assets                                          (10,500)              (16,239)
      Increase (decrease) in -
      Accounts payable                                    1,016,303              (131,839)
      Accrued expenses                                     (164,415)               (7,165)
      Customer advances                                     259,079                     -
      Billings in excess of related costs and
       estimated earnings on uncompleted contracts         (780,151)             (326,098)
                                                         ----------            ----------

Net Cash Provided By (Used In) Operating Activities       2,477,465              (567,405)
                                                         ----------            ----------

Investing Activities:

Purchases of property and equipment                        (640,717)              (26,564)
                                                         ----------            ----------

Net Cash Used In Investing Activities                      (640,717)              (26,564)
                                                         ----------            ----------

Net Increase (Decrease) In Cash and Cash Equivalents      1,836,748              (593,969)

Cash and Cash Equivalents, Beginning of Period            1,208,956             1,794,530
                                                         ----------            ----------

Cash and Cash Equivalents, End of Period                 $3,045,704            $1,200,561
                                                         ==========            ==========

                See accompanying notes to financial statements

FORM 10-QSB

                             Covalent Group, Inc.
                         Notes To Financial Statements
                                  (Unaudited)



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

     Merger
     ------

     Effective April 30, 1999, the Company's only subsidiary, Covalent Research Alliance Corporation, was merged into its parent company, Covalent Group, Inc. The purpose of the merger was to simplify administrative activities between the two entities.

     Basis of Presentation
     ---------------------

     The financial statements for the six and three months ended June 30, 1999 and 1998 have been prepared without audit and, in the opinion of management, reflect all adjustments necessary (consisting only of normal recurring adjustments) to present fairly the Company's financial position at June 30, 1999 and the results of its operations and its cash flows for the interim periods presented. Such financial statements do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. For further information, refer to the financial statements and footnotes thereto included in the Company's annual report on Form 10-KSB, for the year ended December 31, 1998.

     Operating results for the six months ended June 30, 1999 may not necessarily be indicative of the results for the year ending December 31, 1999.

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

     Restricted Cash
     ---------------

     The Company received an advance payment from one of its customers as part of a long term contract, which includes a separate restricted cash account to be utilized for payment of investigator fees. As of June 30, 1999, this restricted cash amount was $668,787 and this amount is also included in customer advances.

     Reclassifications
     -----------------

     Certain prior year balances have been reclassified to conform to the current year presentation.

     Net Income (Loss) Per Common and Common Equivalent Share
     --------------------------------------------------------

     Basic net income (loss) per common share was computed by dividing net income (loss) by the weighted average number of shares of common stock outstanding during the period. Diluted net income per common share for the six and three months ended June 30, 1999 reflects the potential dilution from the exercise of outstanding stock options and warrants into common stock. Inclusion of shares of common stock potentially issuable upon the exercise of stock options and warrants in calculating diluted net loss per common share for the six months ended June 30, 1998, would have been anti-dilutive, and therefore such shares were not included in the calculation.

     The net income (loss) and weighted average common and common equivalent shares outstanding for purposes of calculating net income (loss) per common share are computed as follows:

                                                      Three Months Ended                           Six Months Ended
                                                           June 30,                                    June  30,
                                                           --------                                    ---------
                                                  1999                  1998                 1999                   1998
                                             ---------------      ----------------      ---------------       -----------------
Net income (loss) used for basic
 and diluted net income (loss)
 per common share                            $       429,059      $          2,359      $       773,854       $        (266,269)

Weighted average common shares
 outstanding used for basic net income
 (loss) per common share                          12,058,693            11,743,209           12,058,693              11,743,209


Dilutive effect of common stock
 options and warrants outstanding                    376,805               325,827              416,044                       -
                                             ---------------      ----------------      ---------------       -----------------

Weighted average common and
 common equivalent shares outstanding
 used for diluted net income (loss)
 per common share                                 12,435,498            12,069,036           12,474,737              11,743,209
                                             ===============      ================      ===============       =================

     Comprehensive Income (Loss)
     ---------------------------

     A reconciliation of comprehensive income (loss) in accordance with Statement of Financial Accounting Standards No. 130 "Reporting Comprehensive Income" is as follows:

                                                      Three Months Ended                           Six Months Ended
                                                           June 30,                                    June  30,
                                                           --------                                    ---------
                                                  1999                  1998                 1999                   1998
                                             ---------------      ----------------      ---------------       -----------------
Net Income (Loss)                            $       429,059      $          2,359      $       773,854       $        (266,269)

Unrealized Loss on Investment                         (9,375)             (242,547)              (9,375)               (351,218)
                                             ---------------      ----------------      ---------------       -----------------

Comprehensive Income (Loss)                  $       419,684      $       (240,188)     $       764,479       $        (617,487)
                                             ===============      ================      ===============       =================



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

The information set forth and discussed below for the six and three months ended June 30, 1999 and 1998 is derived from the Financial Statements included elsewhere herein. The financial information set forth and discussed below is unaudited but, in the opinion of management, reflects all adjustments (consisting of normal recurring adjustments) necessary for a fair presentation of such information. The results of operations of the Company for a particular quarter may not be indicative of results expected during the other quarters or for the entire year.

General
-------

The Company, is a research management organization that designs, coordinates and monitors clinical trials in drug development for some of the world's leading pharmaceutical firms. In addition, using advanced technologies, the Company works extensively in managed care, medical outcomes research and health management programs that focus on compliance and provider/patient behavior modification. Revenue is derived principally from the identification, placement, monitoring and management of clinical development studies in the traditional pharmaceutical, as well as managed care environment.

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

The Company's backlog, which consists of anticipated revenues from signed contracts, is $26 million at June 30, 1999. The Company believes that its backlog as of any date is not necessarily a meaningful predictor of future results.

Three Months Ended June 30, 1999 Compared To Three Months Ended June 30, 1998
-----------------------------------------------------------------------------

Revenues for the three months ended June 30, 1999 increased 65% to $4,197,000 as compared to $2,543,000 for the three month period ended June 30, 1998. The increase of $1,654,000 results from the larger scale and dollar value of the individual clinical studies being conducted in the most recent quarter as compared to the same quarter last year.

Direct expenses include compensation and other expenses directly related to conducting clinical studies. These expenses increased by $958,000 from $1,638,000 to $2,596,000 for the three months ended June 30, 1998 and 1999, respectively. The increase in expenses results principally from the cost of additional personnel and related expenses associated with conducting larger scale clinical studies. Direct expenses as a percentage of revenues were 62% for the three months ended June 30, 1999 as compared to 64% for the same period last year. The decrease in relative percent is due to the different cost structures of the studies and are based on different types of services requested by the Company's clients.

Selling, general and administrative expenses include all administrative and business development personnel, and all other support expenses not directly related to specific contracts. Selling, general and administrative expenses for the three months ended June 30, 1999 amounted to $954,000 or 23% of revenues, as compared to $932,000 or 37% of revenues for the same period last year. The change in absolute amounts is de minimis while the decrease in percentage of revenues of 14 percentage points is attributable to a larger revenue base.

Interest income increased $6,000 from $28,000 for the three months ended June 30, 1998 to $34,000 for the three months ended June 30, 1999.

The income tax provision for the three months ended June 30, 1999 amounted to $252,000 or an effective tax rate of 37%.


Six Months Ended June 30, 1999 Compared to Six Months Ended June 30, 1998
-------------------------------------------------------------------------

Revenues for the six months ended June 30, 1999 increased 56% to $7,462,000 as compared to $4,783,000 for the six months ended June 30, 1998. The increase of $2,679,000 results from the larger scale and dollar value of the individual clinical studies being conducted in the most recent period as compared to the same period last year.

Direct expenses include compensation and other expenses directly related to conducting clinical studies. These expenses increased by $997,000 from $3,492,000 to $4,489,000 for the six months ended June 30, 1998 and 1999 respectively. The increase in expenses results principally from the cost of additional personnel and related expenses associated with conducting larger scale clinical studies. Direct expenses as a percentage of revenues were 60% for the six months ended June 30, 1999 as compared to 73% for the same period last year. The decrease in relative percent is due to the different cost structures of the studies and are based on different types of services requested by the Company's clients.

Selling, general and administrative expenses include all administrative and business development personnel, and all other support expenses not related to specific contracts. Also included are expenses associated with the development of an interactive voice recognition ("IVR") system, the platform development of which was essentially completed in 1998. Selling, general and administrative expenses for the six months ended June 30, 1999 amounted to $1,793,000 as compared to $1,749,000 for the same period last year. Included in this category for the six months ended June 30, 1998 and 1999 are IVR development and systems maintenance expenses of $218,000 and $7,000, respectively. The increase in the level of expenses, excluding IVR related expenses for both periods, is due to costs associated with building the necessary support infrastructure for the overall business, including human resources, marketing and business development personnel. As a percentage of revenues, selling, general and administrative expenses decreased from 37% to 24% for the six months ended June 30, 1998 and 1999, respectively. The decrease in expenses as a percentage of revenues results from the increase in clinical study revenues.

Interest income decreased $9,000 from $57,000 for the six months ended June 30, 1998 to $48,000 for the three months ended June 30, 1999.

The effective income tax rate for the six months ended June 30, 1999 was 37% as compared to 34% for the six months ended June 30, 1998. The change in the effective income tax rate is primarily due to the impact of certain non-tax deductible expenses.

Liquidity and Capital Resources
-------------------------------

The Company's contracts usually require a portion of the contract amount to be paid at the time the contract is initiated. Additional payments are generally made upon completion of negotiated performance requirements throughout the life of the contract. Cash receipts do not necessarily correspond to costs incurred and revenue recognized (revenue recognition is based on the percentage of completion accounting method). The Company typically receives a low volume of large-dollar receipts. As a result, the number of days outstanding in accounts receivable will fluctuate due to the timing and size of cash receipts. Compared to December 31, 1998, accounts receivable decreased $663,000 to $1,871,000 at June 30, 1999 primarily due to the timing of progress payments for clinical trials. Costs and estimated earnings in excess of related billings on uncompleted contracts increased $165,000 to $768,000 at June 30, 1999. This increase was attributable to five clinical trials, for which revenues have been recognized in excess of progress billings made to date on those contracts.

The Company's cash and cash equivalents balance at June 30, 1999 was $3,046,000 as compared to $1,209,000 at December 31, 1998. The increase in cash was primarily due to operating results for the six months ended June 30, 1999 including the above mentioned decrease in accounts receivable and increase in costs and estimated earnings in excess of related billings on uncompleted contracts.

The Company purchased $641,000 of equipment in 1999. The Company anticipates the need for capital expenditures during the remainder of 1999 for computer equipment of $110,000.

The Company has a line of credit with a commercial bank providing a maximum credit facility of $1 million which bears interest at a rate not to exceed 1% point above the bank's prime rate. Borrowings outstanding under the credit line are secured by substantially all of the assets of the Company. No borrowings were outstanding under the credit line at June 30, 1999.

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

Management believes that the Company's operations and financial results are not materially affected by inflation.
FORM 10-QSB

Year 2000 Compliance
--------------------

The Company is taking the required steps to make its existing systems Year 2000 ready at a total estimated cost of $50,000, $40,000 of which has already been incurred through June 30, 1999 and $10,000 of which is expected to be incurred by September 1999. The Company believes it is on schedule to complete its remediation efforts by September 1999. If such efforts are not completed timely, the Year 2000 issue could have a material impact on the operations of the Company.

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

               None.

     ITEM 3.   Defaults Upon Senior Securities

               None.

     ITEM 4.   Submission of Matters to a Vote of Security Holders

               On June 17, 1999, the Company held its Annual Meeting of Stockholders during which the stockholders:

               (1) Elected five nominees to serve as directors with terms continuing until the next Annual Meeting of Stockholders in 2000. The votes cast were as follows:

                                            For            Withheld
                                         ----------        --------
               Kenneth M. Borow, M.D.    11,555,381         5,537
               Bruce LaMont              11,555,381         5,537
               William Robinson          11,555,381         5,537
               Ivan Rubin                11,555,381         5,537
               John Whittle              11,555,381         5,537

               (2) Ratified the appointment of the firm of Arthur Andersen LLP as independent auditors to examine the accounts of the Company for the year ending December 31, 1999. The votes cast were as follows:

                             For        Against    Abstain
                         ----------     -------    -------
                         11,551,265      1,893      7,760

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


                                                   COVALENT GROUP, INC.


Dated: 08/06/99                              By:  /s/Bruce LaMont
       --------                                   -------------------------
                                                  Bruce LaMont
                                                  Chief Executive Officer


Dated: 08/06/99                              By:  /s/William K. Robinson
       --------                                   -------------------------
                                                  William K. Robinson
                                                  Chief Financial Officer