Form 10QSB
period 1999-09-30
COVALENT GROUP INC
filed 1999-11-08
CIK 856569

                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

                                  FORM 10-QSB


(Mark One)

 X QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE --- ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED September 30, 1999.
                                               -------------------

--- TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
    EXCHANGE ACT OF 1934 FOR THE TRANSITION PERIOD FROM _______ TO _______.

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
                   (address of principal executive offices)


Issuer's telephone number: 610-975-9533

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No
                                                               ---   ---

State the number of shares outstanding of each of the issuer's classes of common equity as of September 30, 1999.

Common Stock, Par Value $.001                            12,059,693
-----------------------------                            ----------
     (Class)                                             Outstanding

Transitional Small Business Disclosure Format (check one): Yes   No  X
                                                           ---      ---

                              COVALENT GROUP, INC.


                                     INDEX



                                                                           Page
                                                                           ----


PART I.  Financial Information

  Item 1. Financial Statements

     Balance Sheet - September 30, 1999 (Unaudited)                          3

     Statements of Operations - Nine and Three Months Ended
     September 30, 1999 and 1998 (Unaudited)                                 5

     Statements of Cash Flows - Nine Months
     Ended September 30, 1999 and 1998 (Unaudited)                           6

     Notes to Financial Statements (Unaudited)                               7

  Item 2. Management's Discussion and Analysis of
          Financial Condition and Results of Operations                      9

PART II. Other Information                                                  14

Signature Page                                                              15

Part I.  Financial Information
  Item 1.  Financial Statements

                             COVALENT GROUP, INC.
                                BALANCE SHEET
                              SEPTEMBER 30, 1999
                                  (Unaudited)


Assets

Current Assets
   Cash and cash equivalents                               $1,975,931
   Restricted cash                                            534,626
   Accounts receivable                                      2,341,075
   Prepaid expenses and other                                 174,768
   Costs and estimated earnings in excess of
     related billings on uncompleted contracts              2,412,105
                                                      -----------------
                Total Current Assets                        7,438,505
                                                      -----------------

 Property and Equipment
   Equipment                                                1,643,141
   Furniture and fixtures                                     266,989
   Leasehold improvements                                     120,863
                                                      -----------------
                                                            2,030,993
         Less - Accumulated depreciation                     (851,935)
                                                      -----------------
                Net Property and Equipment                  1,179,058
                                                      -----------------



Other Assets                                                   59,290
                                                      -----------------


Total Assets                                               $8,676,853
                                                      =================






                See accompanying notes to financial statements

                             Covalent Group, Inc.
                                 Balance Sheet
                              September 30, 1999
                                  (Unaudited)



Liabilities and Stockholders' Equity


Current Liabilities
Accounts payable                                        $ 2,509,845
Accrued expenses                                            110,851
Billings in excess of related costs and
    estimated earnings on uncompleted contracts              95,569
Customer advances                                         1,496,507
                                                   ------------------
              Total Current Liabilities                   4,212,772
                                                   ------------------

Deferred Income Tax Liability                                18,870
                                                   ------------------

Stockholders' Equity
Common stock, $.001 par value,
    25,000,000 shares authorized,
    12,072,193 shares issued                                 12,072
Additional paid-in-capital                                9,384,822
Accumulated deficit                                      (4,891,992)
Unrealized loss on investment                                (9,375)
                                                   ------------------
                                                          4,495,527
Less:
    Treasury stock at cost, 12,500 shares                   (50,316)
                                                   ------------------
              Total Stockholders' Equity                  4,445,211
                                                   ------------------

Total Liabilities and Stockholders' Equity              $ 8,676,853
                                                   ==================












                See accompanying notes to financial statements

                             Covalent Group, Inc.
                           Statements of Operations
                                  (Unaudited)


                                                  Three Months Ended                              Nine Months Ended
                                                     September 30,                                  September 30,
                                                     -------------                                  -------------
                                              1999                  1998                     1999                   1998
                                              ----                  ----                     ----                   ----
Revenues                                  $ 4,047,764           $ 2,708,762              $11,510,210            $ 7,491,582

Operating Expenses
  Direct                                    2,462,189             1,715,548                6,950,924              5,207,675
  Selling, general and administrative         978,891             1,045,936                2,772,220              2,795,586
                                      -----------------     -----------------        -----------------     ------------------

Total Operating Expenses                    3,441,080             2,761,484                9,723,144              8,003,261
                                      -----------------     -----------------        -----------------     ------------------

Income (Loss) from Operations                 606,684               (52,722)               1,787,066               (511,679)

Interest Income                                42,847                20,587                   90,806                 78,052
                                      -----------------     -----------------       ------------------     ------------------

Income (Loss) before Income Taxes             649,531               (32,135)               1,877,872               (433,627)

Income Tax (Benefit) Provision                240,316               (12,333)                 694,803               (147,556)
                                      -----------------     -----------------       ------------------     ------------------

Net Income (Loss)                         $   409,215           $   (19,802)             $ 1,183,069            $  (286,071)
                                      =================     =================       ==================     ==================


Net Income (Loss) per Common Share
  Net Income (Loss) - Basic               $       .03           $         -              $       .10            $      (.02)
  Net Income (Loss) - Diluted             $       .03           $         -              $       .10            $      (.02)

Weighted Average Common and Common
  Equivalent Shares Outstanding
   Basic                                   12,059,302            11,759,299               12,058,898             11,748,332
   Diluted                                 12,379,938            11,759,299               12,412,845             11,748,332








                                          See accompanying notes to financial statements.

                                                       Covalent Group, Inc.
                                                     Statements of Cash Flows
                                                            (Unaudited)

                                                                                              Nine Months Ended
                                                                                                September 30,
                                                                                              -----------------
                                                                                      1999                        1998
                                                                                      ----                        ----
Cash Flows From Operating Activities:

Net income (loss)                                                              $ 1,183,069                  $ (286,071)
Adjustments to reconcile net income (loss) to
   net cash provided by (used in) operating activities
     Amortization and depreciation                                                 251,932                     167,196
     (Increase) decrease deferred income taxes                                     494,109                    (148,855)
     Changes in assets and liabilities
      (Increase) decrease in -
      Accounts receivable                                                          193,208                     (42,746)
      Restricted cash                                                              465,374                           -
      Prepaid expenses and other                                                   120,921                     (68,527)
      Costs and estimated earnings in excess
       of related billings on uncompleted contracts                             (1,808,879)                   (799,998)
      Other assets                                                                  (9,500)                    (12,078)
      Increase (decrease) in -
      Accounts payable                                                             447,281                     349,825
      Accrued expenses                                                            (184,601)                    (24,026)
      Customer advances                                                          1,496,507                           -
      Billings in excess of related costs and
       estimated earnings on uncompleted contracts                              (1,194,401)                   (116,016)
                                                                       -------------------          ------------------

Net Cash Provided By (Used in) Operating Activities                              1,455,020                    (981,296)
                                                                       -------------------          ------------------

Investing Activities:

Purchases of property and equipment                                               (688,733)                    (40,702)


Net Cash Used in Investing Activities                                             (688,733)                    (40,702)
                                                                       -------------------          ------------------

Cash Flows Provided By Financing Activities

Proceeds from exercise of stock options                                                688                      92,924
                                                                       -------------------          ------------------

Net Cash Provided By Financing Activities                                              688                      92,924
                                                                       -------------------          ------------------

Net Increase (Decrease) in Cash and Cash Equivalents                               766,975                    (929,074)

Cash and Cash Equivalents, Beginning of Period                                   1,208,956                   1,794,530
                                                                       -------------------          ------------------

Cash and Cash Equivalents, End of Period                                       $ 1,975,931                  $  865,456
                                                                       ===================          ==================

                 See accompanying notes to financial statements

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

     Basis of Presentation
     ---------------------

     The financial statements for the nine and three months ended September 30, 1999 and 1998 have been prepared without audit and, in the opinion of management, reflect all adjustments necessary (consisting only of normal recurring adjustments) to present fairly the Company's financial position at September 30, 1999 and the results of its operations and its cash flows for the interim periods presented. Such financial statements do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. For further information, refer to the financial statements and footnotes thereto included in the Company's annual report on Form 10-KSB, for the year ended December 31, 1998.

     Operating results for the nine months ended September 30, 1999 may not necessarily be indicative of the results for the year ending December 31, 1999.

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

     Restricted Cash
     ---------------

     The Company received an advance payment from one of its customers as part of a long term contract, which includes a separate restricted cash account to be utilized for payment of investigator fees. As of September 30, 1999, this restricted cash amount was $534,626 and this amount is also included in customer advances.

     Reclassifications
     -----------------

     Certain prior year balances have been reclassified to conform to the current year presentation.

     Net Income (Loss) Per Common and Common Equivalent Share
     --------------------------------------------------------

     Basic net income (loss) per common share was computed by dividing net income (loss) by the weighted average number of shares of common stock outstanding during the period. Diluted net income per common share for the nine and three months ended September 30, 1999 reflects the potential dilution from the exercise of outstanding stock options and warrants into common stock. Inclusion of shares of common stock potentially issuable upon the exercise of stock options and warrants in calculating diluted net loss per common share for the nine and three months ended September 30, 1998, would have been anti-dilutive, and therefore such shares were not included in the calculation.

     The net income (loss) and weighted average common and common equivalent shares outstanding for purposes of calculating net income (loss) per common share are computed as follows:

                                                       Three Months Ended                          Nine Months Ended
                                                          September 30,                               September 30,
                                             --------------------------------------      --------------------------------------
                                                  1999                  1998                  1999                  1998
                                             ---------------      -----------------      --------------       -----------------

Net income (loss) used for basic
 and diluted net income (loss)
 per common share                                $   409,215           $   (19,802)         $ 1,183,069            $  (286,071)
                                           =================    ==================     ================     ==================

Weighted average common shares
 outstanding used for basic net income (loss)
  per common share                                12,059,302            11,759,299           12,058,898             11,748,332


Dilutive effect of common stock
 options and warrants outstanding                    320,636                     -              353,947                      -
                                           -----------------    ------------------     ----------------     ------------------

Weighted average common and
 common equivalent shares outstanding used for
  diluted net income (loss) per common share
                                                  12,379,938            11,759,299           12,412,845             11,748,332
                                           =================    ==================     ================     ==================

Comprehensive Income (Loss)
---------------------------

     A reconciliation of comprehensive income (loss) in accordance with Statement of Financial Accounting Standards No. 130 "Reporting Comprehensive Income" is as follows:

                                                          Three Months Ended                       Nine Months Ended
                                                             September 30,                           September 30,
                                                   ---------------------------------       ----------------------------------
                                                       1999                1998                 1999                1998
                                                   -------------      --------------       --------------      --------------
Net Income (Loss)                                       $409,215           $(19,802)          $1,183,069           $(286,071)

Unrealized Loss on Investment                                  -            (64,993)              (9,375)           (416,211)
                                                 ---------------    ---------------      ---------------     ---------------

Comprehensive Income (Loss)                             $409,215           $(84,795)          $1,173,694           $(702,282)
                                                 ===============    ===============      ===============     ===============



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

The information set forth and discussed below for the nine and three months ended September 30, 1999 and 1998 is derived from the Financial Statements included elsewhere herein. The financial information set forth and discussed below is unaudited but, in the opinion of management, reflects all adjustments (consisting of normal recurring adjustments) necessary for a fair presentation of such information. The results of operations of the Company for a particular quarter may not be indicative of results expected during the other quarters or for the entire year.

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

The Company's backlog, which consists of anticipated revenues from signed contracts, is $23 million at September 30, 1999. The Company believes that its backlog as of any date is not necessarily a meaningful predictor of future results.

Three Months Ended September 30, 1999 Compared To Three Months Ended September
------------------------------------------------------------------------------
30, 1998
--------

Revenues for the three months ended September 30, 1999 increased 49% to $4,048,000 as compared to $2,709,000 for the three month period ended September 30, 1998. The increase of $1,339,000 results from the larger scale and dollar value of the individual clinical studies being conducted in the most recent quarter as compared to the same quarter last year.

Direct expenses include compensation and other expenses directly related to conducting clinical studies. These expenses increased by $746,000 from $1,716,000 to $2,462,000 for the three months ended September 30, 1998 and 1999, respectively. The increase in expenses results principally from the cost of additional personnel and related expenses associated with conducting larger scale clinical studies. Direct expenses as a percentage of revenues were 61% for the three months ended September 30, 1999 as compared to 63% for the same period last year. The decrease in relative percent is due to the different cost structures of the studies and is based on different types of services requested by the Company's clients.

Selling, general and administrative expenses include all administrative and business development personnel, and all other support expenses not directly related to specific contracts. Selling, general and administrative expenses for the three months ended September 30, 1999 amounted to $979,000 or 24% of revenues, as compared to $1,046,000 or 39% of revenues for the same period last year. The decrease of $67,000 or 6% reflects increased efficiencies resulting from consolidation within the Company's operating structure and the decrease as a percent of revenues of 15 percentage points is attributable to a larger revenue base.

Interest income increased $22,000 from $21,000 for the three months ended September 30, 1998 to $43,000 for the three months ended September 30, 1999.

The income tax provision for the three months ended September 30, 1999 amounted to $240,000 or an effective tax rate of 37%.


Nine Months Ended September 30, 1999 Compared to Nine Months Ended September 30,
--------------------------------------------------------------------------------
1998
----

Revenues for the nine months ended September 30, 1999 increased 54% to $11,510,000 as compared to $7,492,000 for the nine months ended September 30, 1998. The increase of $4,018,000 results from the larger scale and dollar value of the individual clinical studies being conducted in the most recent period as compared to the same period last year.

Direct expenses include compensation and other expenses directly related to conducting clinical studies. These expenses increased by $1,743,000 from $5,208,000 to $6,951,000 for the nine months ended September 30, 1998 and 1999 respectively. The increase in expenses results principally from the cost of additional personnel and related expenses associated with conducting larger scale clinical studies. Direct expenses as a percentage of revenues were 60% for the nine months ended September 30, 1999 as compared to 70% for the same period last year. The decrease in relative percent is due to the different cost structures of the studies and is based on different types of services requested by the Company's clients.

Selling, general and administrative expenses include all administrative and business development personnel, and all other support expenses not related to specific contracts. Also included are expenses associated with the development of an interactive voice recognition ("IVR") system, the platform development of which was essentially completed in 1998. Selling, general and administrative expenses for the nine months ended September 30, 1999 amounted to $2,772,000 as compared to $2,796,000 for the same period last year. Included in this category for the nine months ended September 30, 1998 and 1999 are IVR development and systems maintenance expenses of $254,000 and $21,000, respectively. The increase in the level of expenses, excluding IVR related expenses for both periods, is due to costs associated with building the necessary support infrastructure for the overall business, including human resources, marketing and business development personnel. As a percentage of revenues, selling, general and administrative expenses decreased from 37% to 24% for the nine months ended September 30, 1998 and 1999, respectively. The decrease in expenses as a percentage of revenues results from the increase in clinical study revenues.

Interest income increased $13,000 from $78,000 for the nine months ended September 30, 1998 to $91,000 for the nine months ended September 30, 1999.

The effective income tax rate for the nine months ended September 30, 1999 was 37% as compared to 34% for the nine months ended September 30, 1998. The change in the effective income tax rate is primarily due to the impact of certain non-tax deductible expenses.

Liquidity and Capital Resources
-------------------------------

The Company's contracts usually require a portion of the contract amount to be paid at the time the contract is initiated. Additional payments are generally made upon completion of negotiated performance requirements throughout the life of the contract. Cash receipts do not necessarily correspond to costs incurred and revenue recognized (revenue recognition is based on the percentage of completion accounting method). The Company typically receives a low volume of large-dollar receipts. As a result, the number of days outstanding in accounts receivable will fluctuate due to the timing and size of cash receipts. Compared to December 31, 1998, accounts receivable decreased $193,000 to $2,341,000 at September 30, 1999 primarily due to the timing of progress payments for clinical trials. Costs and estimated earnings in excess of related billings on uncompleted contracts increased $1,809,000 to $2,412,000 at September 30, 1999. This increase was attributable to nine clinical trials, for which revenues have been recognized in excess of progress billings made to date on those contracts.

The Company's cash and cash equivalents balance at September 30, 1999 was $1,976,000 as compared to $1,209,000 at December 31, 1998. The increase in cash was primarily due to operating results for the nine months ended September 30, 1999 including the above mentioned decrease in accounts receivable and increase in costs and estimated earnings in excess of related billings on uncompleted contracts.

The Company purchased $689,000 of equipment in 1999. The Company anticipates the need for capital expenditures during the remainder of 1999 for computer equipment of $50,000.

The Company has a line of credit with a commercial bank providing a maximum credit facility of $1 million which bears interest at a rate not to exceed 1% point above the bank's prime rate. Borrowings outstanding under the credit line are secured by substantially all of the assets of the Company. No borrowings were outstanding under the credit line at September 30, 1999.

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

Year 2000 Compliance
--------------------

The Company is taking the required steps to make its existing systems Year 2000 ready at a total estimated cost of $60,000, $40,000 of which has already been incurred through September 30, 1999 and $20,000 of which is expected to be incurred by November 1999. The Company believes it is on schedule to complete its remediation efforts by November 1999. If such efforts are not completed timely, the Year 2000 issue could have a material impact on the operations of the Company.

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

The general phases of the Year 2000 Project are: (1) Year 2000 methodology training for key IT personnel, (2) inventorying Year 2000 items, internally and externally; (3) assigning priorities to identified items; (4) assessing the Year 2000 compliance of items determined to be material to the Company; (5) remediating or replacing material items that are determined not to be Year 2000 compliant; (6) testing material items; and (7) designing and implementing contingency plans to the extent deemed necessary. The Company has completed phases one through seven.

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


                                                   COVALENT GROUP, INC.


Dated: November 8, 1999                        By: /s/Bruce LaMont
       ----------------                            -----------------------------
                                                        Bruce LaMont
                                                        Chief Executive Officer


Dated: November 8, 1999                        By: /s/William K. Robinson
       ----------------                            -----------------------------
                                                        William K. Robinson
                                                        Chief Financial Officer