Form 10KSB
period 1999-12-31
COVALENT GROUP INC
filed 2000-03-29
CIK 856569

                     U.S. SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

                                   FORM 10-KSB

(Mark One)
[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
    EXCHANGE ACT OF 1934 for the fiscal year ended December 31, 1999.

[ ] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT
    OF 1934.

                         COMMISSION FILE NUMBER: 0-21145

                              COVALENT GROUP, INC.
                 ----------------------------------------------
                 (Name of small business issuer in its charter)

            NEVADA                                        56-1668867
-------------------------------                      -------------------
(State or other jurisdiction of                       (I.R.S. Employer
 incorporation or organization)                      Identification No.)

ONE GLENHARDIE CORPORATE CENTER, 1275 DRUMMERS LANE, SUITE 100, WAYNE,
  PENNSYLVANIA                                              19087
---------------------------------------               -----------------
(Address of principal executive offices)                  (Zip Code)

                     Issuer's telephone number: 610-975-9533

Securities registered under Section 12(b) of the Exchange Act:  NONE.

Securities registered under Section 12(g) of the Exchange Act:

                          COMMON STOCK, $.001 PAR VALUE

                                (Title of Class)

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [ ]

State issuer's revenues for its most recent fiscal year: $14,746,965

The aggregate market value of the common stock held by non-affiliates as of March 15, 2000 was $36,085,406

As of March 15, 2000 there were 12,163,693 shares of common stock outstanding.

                       DOCUMENTS INCORPORATED BY REFERENCE

Portions of the definitive proxy statement to be filed with the Securities and Exchange Commission relative to the Company's 2000 Annual Meeting of Stockholders are incorporated by reference into Part III of this Report.

TRANSITIONAL SMALL BUSINESS DISCLOSURE FORMAT (CHECK ONE):  YES [ ]  NO  [X]

                                     PART I

ITEM 1.  DESCRIPTION OF BUSINESS

GENERAL

         Covalent Group, Inc. (the "Company") is a total research management organization which designs and manages clinical trials in the drug and device development process and with associated cost containment and quality of care components. The Company specializes in Phase I through IV clinical trials and cost effectiveness and outcomes studies for major customer groups such as pharmaceutical companies, managed care organizations, insurers and employers. It offers a full array of integrated services including study design, clinical trial monitoring and management, data management, biostatistical analysis and regulatory affairs services. The Company is structured to deliver customized high quality solutions to its Fortune 500 and other clients.

         The Company utilizes its core expertise of clinical trials management to provide high quality, clinical research and medical outcomes for its client base. In addition, experience gained with more than 40 managed care organizations facilitates designing and conducting clinical studies for pharmaceutical clients in a managed care environment, thereby, improving the market potential for a drug manufacturer's product. To aid its pharmaceutical and managed care customers in clinical trials and outcomes research projects, the Company has also developed several currently available proprietary products utilizing interactive speech recognition technology including TeleTrial, a clinical trial management system, and Virtual HouseCall, a disease assessment system.

         The Company was incorporated under the laws of the State of Nevada on August 1, 1989 under the name of West End Ventures, Inc. ("West End"). West End's only activity prior to the acquisition of its subsidiary, Future Medical Technologies, Inc. ("FMT"), a New Jersey corporation incorporated on September 28, 1989, was the completion of its initial public offering on January 15, 1990. On January 26, 1990, West End acquired 100% of the outstanding securities of FMT. FMT was located in Decatur, Georgia, and designed, manufactured and distributed disposable micro-biological analytical products and ancillary equipment for the detection of yeast, mold or bacteria in liquids or air for use in industrial and clinical laboratories. The principal product of FMT was a disposable plastic device for analyzing bacteria growth in liquid samples and the diagnosis of urinary tract infections. FMT also developed a Salmonella detection system with the intended purpose of increased speed and test reliability as a practical means for broad scale sampling and testing.

         West End subsequently changed its name to Future Medical Technologies International, Inc. ("FMTI"). On May 26, 1994, FMTI effected a one for five reverse stock split. On February 22, 1995, FMTI effected a five for seven reverse stock split and completed the acquisition of 100% of the stock of the Covalent Research Alliance Corp., a Pennsylvania corporation, in exchange for 7,200,000 shares of post-split common stock of FMTI.

         On September 20, 1996, FMTI shareholders ratified the disposition of 100% of the stock of FMT, as of July 31, 1996. At the same time, stockholders approved the change of the parent organization's name from Future Medical Technologies International, Inc. to Covalent Group, Inc.

         Effective April 30, 1999, Covalent Research Alliance Corp. was merged into its parent company, Covalent Group, Inc. The purpose of the merger was to simplify the administrative structure between the two entities.

CRO INDUSTRY OVERVIEW

The contract research organization ("CRO") industry provides independent product development services for the pharmaceutical and biotechnology industries. Generally, CRO's derive substantially all of their revenues from the research and development expenditures of pharmaceutical and biotechnology companies. According to the Pharmaceutical Researchers and Manufacturers of America, global pharmaceutical and biotechnology industries spent an estimated $30 billion in 1999 on research and development, of which the Company estimates $16 billion was spent on types of services offered by the CRO industry. Of this amount, approximately $3.5 billion was outsourced to CRO's.

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

         The Company has positioned its clinical development services to capitalize on these market trends. As an additional element of its strategy, the Company believes that it differentiates itself from other CRO's by expertise in the design and execution of clinical studies which meet the requirements of managed care and third party payors thereby enhancing the marketability of clients' prescription drugs over their life cycle.

BUSINESS OF THE COMPANY

         The Company provides a full range of CRO services specializing in clinical studies that may also include various types of outcomes measurement. The Company provides clinical trial management, data management, biostatistical analysis, medical and regulatory services, health economics and outcomes research. The Company provides its services mostly to large pharmaceutical companies. In 1999 the Company had 10 different clients, no one of which accounted for more than 25% of total revenues, although a series of contracts with two major clients accounted for 50% of 1999 revenues and the four largest clients accounted for 89% of 1999 revenues.

         The principal categories of services offered are:

CLINICAL TRIALS

         The Company utilizes over 110 full time and independent contractor personnel with experience in the pharmaceutical, biotech and managed care industries that it believes can support the needs of the most rigorous clinical trials or medical outcomes studies. The Company has assembled an extensive network of clinical investigators, managed care organizations, and clinical research specialists, which it uses to coordinate and conduct clinical research. Clinical investigators in the network are contracted for a specific clinical study, on a case by case basis, where their expertise with a specific disease will insure the highest quality medical care, treatment and clinical evaluation. The Company's clinical monitors are strategically located throughout the country to reduce the cost of travel to clinical or managed care sites. The Company's clinical trial services include project coordination, processing of documentation prescribed by various governmental jurisdictions, monitoring services and quality control review.

DATA MANAGEMENT

         The Company has automated the data management process associated with clinical trials management through its use and customization of the industry standard software known as clinical trials management systems ("CTMS"). The Company uses Domain Clintrial and Oracle Clinical as its CTMS. The software is used to assist the Company in the collection, validations, and reporting of clinical results to its pharmaceutical company clients as part of their submission to the Food and Drug Administration ("FDA"), or other regulatory agencies. The Company's data management professionals provide case report form review and tracking; data entry; integrated clinical/statistical reports; and manuscripts for publication.

BIOSTATISTICS

         The Company also provides comprehensive clinical statistics support. The Company's biostatisticians have extensive pharmaceutical/medical industry experience. The Company's biostatistical services include clinical trials design; preparing statistical analysis plans; representing clients at the FDA; and creating statistical reports.

MEDICAL AND REGULATORY AFFAIRS MANAGEMENT

         The Company's medical and regulatory group provides liaison services between its clients and regulatory agencies in the preparation, review and submission of Investigational New Drug ("IND"), New Drug Application ("NDA"), 510k, and Product License Application ("PLA") documents. The Company's medical services include medical oversight of studies, review and interpretation of adverse experiences, report writing and development of study protocols. Regulatory services include strategy design, document preparation and client consultation.

QUALITY ASSURANCE AND COMPLIANCE

         The Company also provides field inspections that include investigator audits, presubmission protocol compliance audits, Good Clinical Practice audits and staff training.

OUTCOMES RESEARCH AND MANAGEMENT

         The Company provides its clients retrospective database studies, therapeutic end-point determinations, cost effectiveness studies, drug utilization reviews, drug utilization effectiveness reviews, and health status survey development as well as patient drug compliance programs, patient education programs and costs containment studies.

INTERACTIVE VOICE RECOGNITION SYSTEM

         The Company has developed several currently available proprietary products using interactive voice recognition technology including TeleTrial, a clinical trial management system, and Virtual HouseCall, a disease assessment system.

         Three standard TeleTrial modules have been developed for use in clinical trials. They are the centralized subject enrollment and randomization module, the drug allocation module, and the questionnaire/survey/patient diary module.

         o The subject enrollment and randomization module provides centralized enrollment and randomization 24 hours per day, seven days per week. Study sites are able to randomize a patient, dispense drugs at a visit, discontinue a patient, and review patient information. The standard module is designed to accommodate up to three strata and three treatment arms per strata.

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

         Virtual HouseCall ("VHC"), as developed by the Company, is an interactive voice recognition system that the Company believes excels in the type of data collection and analysis required by healthcare industry segments focused on disease management. Disease management is a comprehensive, integrated approach to care and reimbursement with the goal of promoting maximum healthcare provider efficiency and effectiveness. Data collection becomes key to continuing assessment of disease management programs.

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

COMPETITION

         The Company competes primarily against internal research departments of pharmaceutical companies and other CROs. The CRO industry is highly fragmented with several hundred small, limited services providers, and seven larger firms with revenues in excess of $50 million each, the largest of which are: Quintiles Transnational Corp.; Covance Inc.; and Pharmaceutical Product Development Inc. These and some other competitors have substantially greater capital and technical resources than the Company.

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

         As of December 31, 1999, the Company's backlog amounted to approximately $25 million as compared to approximately $26 million at December 31, 1998. The Company believes backlog at any given time is not necessarily a meaningful indicator of future revenue. Clinical trials can be modified or terminated by the client for any of the reasons mentioned above.

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

EMPLOYEES

         At December 31, 1999, the Company employed 62 full time personnel and contracts with approximately 50 independent contractors on an as-needed basis. None of the employees are represented by a labor union and the Company believes its relations with employees and independent contractors are good.

ITEM 2.  DESCRIPTION OF PROPERTY

         The Company is leasing approximately 14,600 square feet of administrative and corporate offices from an independent third party at One Glenhardie Corporate Center, 1275 Drummers Lane, Wayne, Pennsylvania, through December 2001 at a base rent of $29,033 per month.

ITEM 3.  LEGAL PROCEEDINGS

         None.


ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         None.

                                     PART II

ITEM 5.  MARKET PRICE FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

         The Company's Common Stock has been quoted in the Nasdaq Small Cap Market since December 16, 1997 and was previously quoted in the over-the-counter market on the OTC Bulletin Board under the symbol "CVGR". The following table indicates the closing high and low bid price ranges of the Common Stock for each quarter within the last two fiscal years.

          QUARTERLY PERIOD ENDED             HIGH BID           LOW BID
          ----------------------            -----------       -----------
          1998

                      March 31              $4     1/16       $2
                      June 30                2    11/16        1
                      September 30           2    11/16               5/8
                      December 31            3     1/16        1    13/16

          1999

                      March 31              $2    15/32       $1     9/16
                      June 30                2      1/4        1      5/8
                      September 30           2    15/32        1     7/16
                      December 31            4      1/2        1      3/4


         For the period from January 1, 2000 to March 15, 2000 the closing high and low bid quotations for the Company's Common Stock were $7 1/2 and $3. As of March 15, 2000, there were more than 600 holders of record of the Company's Common Stock, however, the Company believes that there are at least an additional 2,000 shareholders in "street name" who beneficially own the Common Stock of the Company in various brokerage accounts.

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

GENERAL

         The Company is a research management organization that designs, coordinates and monitors clinical trials in drug development for some of the world's leading pharmaceutical firms. In addition, using advanced technologies, the Company works extensively in managed care, medical outcomes research and health management programs that focus on compliance and provider/patient behavior modification. Revenue is derived principally from the identification, placement, monitoring and management of clinical development studies in the traditional pharmaceutical, as well as managed care environment.

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

YEAR 2000

         The Company did not experience any significant disruptions in operations during the transition into the Year 2000. Necessary assessments, modifications or replacement and testing of systems critical for the delivery of products and services were completed and the Company believes Year 2000 readiness objectives were met. A contingency plan was prepared to mitigate potential adverse effects which might have arisen from non-compliant systems or third parties who had not adequately addressed the Year 2000 issue. The amounts incurred and expensed for developing and carrying out the overall Year 2000 plan totaled approximately $60,000. While the Company did not experience any significant Year 2000 disruptions during the transition into the Year 2000, it will continue to monitor operations and systems and address any date-related problems that may arise as the year progresses.

RESULTS OF OPERATIONS

         YEAR ENDED DECEMBER 31, 1999 COMPARED TO YEAR ENDED DECEMBER 31, 1998.

         Revenues in 1999 were $14,747,000 and represent services performed for 10 different clients, compared to $9,391,000 in 1998 representing services for 16 different clients. In 1999 and 1998 no single client accounted for more than 25% of total revenues in either year, although a series of contracts with two major clients accounted for 50% of 1999 revenues and the four largest clients accounted for 89% of 1999 revenues. Although the number of clients declined from 1998 to 1999, the increase in revenues is attributed to larger scale and dollar value of individual clinical trials conducted in 1999 versus 1998.

         Direct expenses include compensation and other expenses directly related to conducting clinical trials. These costs increased by $2,487,000 from $6,254,000 to $8,741,000 for the years ended December 31, 1998 and 1999, respectively. The increase in expenses results principally from the cost of additional personnel and related expenses associated with conducting larger scale clinical trials. As a percentage of revenues, direct expenses decreased from 67% for the year ended December 31, 1998 to 59% for the year ended December 31,1999. The decrease in relative percent is due to different cost structures of clinical trials and different types of services requested by the Company's clients.

         Selling, general and administrative expenses include all administrative and business development personnel, and all other support expenses not directly related to specific contracts. Selling, general and administrative expenses for the year ended December 31, 1999 amounted to $3,832,000 as compared to $4,162,000 for the prior year. As a percentage of revenues, selling, general and administrative expenses decreased from 44% in 1998 to 26% in 1999. The decrease of $330,000, or 8%, reflects increased efficiencies resulting from consolidation within the Company's operating structure and settlement expenses paid in 1998 of $229,000 to two former executives.

         Investment loss of $397,000 in 1998 represents the write down to market value of 300,000 shares of ABS Group, Inc. common stock held by the Company. The stock was received as partial payment in the sale of the Company's subsidiary, Future Medical Technologies, Inc., in 1996.

         Interest income increased $8,000 from $100,000 for the year ended December 31, 1998 to $108,000 for the year ending December 31, 1999.

         Income tax provision for the year ended December 31, 1999 amounted to $845,000, which represents an effective tax rate of 37%. Income tax benefit for the year ended December 31, 1998 amounted to $382,000 which represents an effective tax rate of 29%. The effective tax rate is below the Federal Statutory rate due to certain non-tax deductible expenses recorded in 1998. The Company recorded a net deferred tax asset of $475,000 as of December 31, 1998. The net deferred tax asset was fully realized in 1999.

         YEAR ENDED DECEMBER 31, 1998 COMPARED TO YEAR ENDED DECEMBER 31, 1997.

         Revenues in 1998 were $9,391,000 and represent services performed for 16 different clients compared to $11,803,000 in 1997 representing services for 17 different clients. In 1998 no single client accounted for more than 24% of total revenues as compared to 1997 when no single client accounted for more than 21% of the Company's total revenues. Although the number of projects worked on in both years was identical, the decline in revenues from 1997 to 1998 is primarily attributable to smaller value contracts for clinical trials.

         Direct expenses include compensation and other expenses directly related to conducting clinical studies. These costs decreased by $1,968,000 from $8,222,000 to $6,254,000 for the years ended December 31, 1997 and 1998, respectively. As a percentage of revenues, direct expenses decreased from 70% for the year ended December 31, 1997 to 67% for the year ended December 31, 1998. The decrease in relative percent is due to different cost structures of the studies based on the work requested by the Company's clients in 1998. In 1998, the mix of work requested by the Company's clients resulted in higher margins as compared to 1997.

         Selling, general and administrative expenses include all administrative personnel and business development, and all other support expenses not directly related to specific contracts. Also included are expenses associated with the development of an interactive voice recognition system, the platform development of which was essentially completed in January 1998. Selling, general and administrative expenses for the year ended December 31, 1998 amounted to $4,162,000 as compared to $3,615,000 for the prior year , or an increase of $547,000. The increase in expenses consists primarily of costs associated with hiring additional personnel necessary to staff new business obtained late in 1998, additional business development personnel, and settlement expenses of $229,000 with two former executives of the Company. As a percentage of revenues, selling, general and administrative expenses increased from 31% to 44% for the years ended December 31, 1997 and 1998, respectively. The increase in such expenses as a percentage of revenues resulted primarily from the decrease in revenues.

         Investment loss of $397,000 represents the write down to market value of 300,000 shares of ABS Group, Inc. common stock held by the Company. The stock was received as partial payment in the sale of the Company's subsidiary, Future Medical Technologies, Inc., in 1996.

         Interest income decreased $10,000 from $110,000 for the year ended December 31, 1997 to $100,000 for the year ended December 31, 1998.

         Income tax benefit for the year ended December 31, 1998 amounted to $382,000, which represents an effective tax rate of 29%. The effective tax rate is below the Federal Statutory rate due to certain non tax deductible expenses recorded in 1998. As of December 31, 1998, the Company recorded a net deferred tax asset of $475,000, which includes the current year income tax benefit.

LIQUIDITY AND CAPITAL RESOURCES

         The Company's contracts usually require a portion of the contract amount to be paid at the time the contract is initiated. Additional payments are generally made upon completion of negotiated performance requirements throughout the life of the contract. Cash receipts do not necessarily correspond to costs incurred and revenue recognized for most contracts (revenue recognition is based on the percentage of completion accounting method). The Company typically receives a low volume of large-dollar receipts. As a result, the number of days revenue outstanding in accounts receivable will fluctuate due to the timing and size of cash receipts. Compared to December 31, 1998, accounts receivable increased $292,000 to $2,826,000 at December 31, 1999 primarily due to the timing of progress payments for clinical trials. Cost and estimated earnings in excess of related billings on uncompleted contracts increased $2,812,000 to $3,415,000 at December 31, 1999. The increase was due to the timing of progress billings for clinical trials. Accounts payable increased $980,000 to $2,042,000 at December 31, 1999 due to a greater number of payments due to investigator sites. The contractual payments to investigator sites are based on completing certain milestones during the clinical study. Investigator fees are therefore accrued based on work completed and paid at a later date. Billings in excess of related costs and estimated earnings on uncompleted contracts decreased $967,000 to $323,000 at December 31, 1999 due primarily to timing of billings on certain contracts.

         The Company's cash and cash equivalents balance at December 31, 1999 was $559,000 as compared to $1,209,000 at December 31, 1998. The decrease in cash was due to the funding of the Company's operations for the year, primarily capital equipment.

         The Company purchased $692,000 of equipment in 1999 as compared to $280,000 in 1998. Purchases in 1999 were primarily for an additional data management system at $583,000 and $109,000 for computers and office equipment. The Company does not anticipate the need for significant capital expenditures in 2000.

         The Company has a demand line of credit with a commercial bank providing a maximum credit facility of $1 million which bears interest at a rate not to exceed 1% point above the bank's prime rate. Borrowings outstanding under the credit line are secured by substantially all of the assets of the Company. No borrowings were outstanding under the credit line at December 31, 1999.

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

RECENT ACCOUNTING PRONOUNCEMENTS

         In December 1999, the Securities and Exchange Commission ("SEC") issued Staff Accounting Bulletin ("SAB") No. 101, "Revenue Recognition in Financial Statements." SAB No. 101 expresses the views of the SEC staff in applying generally accepted accounting principles in certain transactions. The Company is still in the process of analyzing the impact of SAB No. 101 on its financial statements and related disclosures; however, management believes that this will not have a material impact on the Company's financial position or results of operations.

RISK FACTORS

         There are various risks associated with the Company and its business, including the ones discussed below. Careful consideration of these risk factors should be given, as well as the other information contained in this Form 10-KSB, in evaluating the Company and its business.

         THE COMPANY'S CUSTOMERS ARE CONCENTRATED AND THE LOSS OF ONE OF ITS LARGEST CUSTOMERS COULD CAUSE REVENUES TO DROP QUICKLY AND UNEXPECTEDLY.

         Several of the Company's clients account for a significant percentage of its revenues. For the year ended December 31, 1999, revenues from the Company's four largest clients amounted to approximately 25%, 25%, 21%, and 18% respectively (or 89% in the aggregate) of its total revenues; for the year ended December 31, 1998, revenues from its four largest clients amounted to approximately 24%, 22%, 16%, and 12% respectively (or 74% in the aggregate) of its total revenues; and for the year ended December 31, 1997, revenues from its four largest clients amounted to approximately 21%, 20%, 19% and 15% respectively (or 75% in the aggregate) of its total revenues. The loss of business from any of these major clients or failure of the Company to continue to obtain new business would have a material adverse effect on the Company's business and revenues.

         The Company's revenues are highly dependent on research and development expenditures by the pharmaceutical industry. Decreases in these expenditures, including decreases resulting from an economic downturn in this industry or from mergers or other consolidations, could have a material adverse effect on the Company. Additionally, the Company has benefited from the trend in the pharmaceutical industry to outsource an increasing percentage of its clinical trial projects. A reversal of this trend would have a material adverse effect on the Company's business and its revenues.

         THE LOSS OR DELAY OF LARGE CONTRACTS WOULD MATERIALLY HURT REVENUES AND BUSINESS.

         Most of the Company's service contracts are terminable without cause by a client with 30 days prior notice. The Company's clients may terminate or delay contracts for a variety of reasons, including:

         o    the failure of drugs being tested to meet safety requirements;
         o    unexpected or undesired clinical results of the product;
         o    the client's decision to forego a particular study;
         o    insufficient patient enrollment or investigator recruitment; or
         o    production problems resulting in shortages of the drug.

         The Company believes that several factors, including increased cost containment pressures associated with healthcare reform, have caused pharmaceutical companies to apply more stringent criteria to the decision to proceed with clinical trials and therefore may result in a greater willingness of these companies to cancel contracts. The loss or delay of a large contract would have a material adverse effect on the Company's business, results of operations and financial condition.

         LOSS OF KEY PERSONNEL, OR FAILURE TO ATTRACT AND RETAIN ADDITIONAL PERSONNEL, MAY CAUSE THE SUCCESS AND GROWTH OF THE COMPANY'S BUSINESS TO SUFFER.

         The Company relies on a number of key executives including Kenneth M. Borrow, M.D., Chief Executive Officer and Chief Medical Officer, and David Weitz, Vice President and Chief Information Officer. Although the Company has an employment agreement with Dr. Borow, it does not have employment agreements with any other key personnel. The loss of services of any of the key executives could have a material adverse effect on the Company's business, results of operations and financial condition. Furthermore, the Company's performance also depends on its ability to attract and retain qualified professional, scientific and technical operating staff. The Company cannot be certain that it will be able to continue to attract and retain qualified staff.

         INTENSE COMPETITION AND INCREASING CONSOLIDATION IN THE CRO INDUSTRY COULD CREATE STRONGER COMPETITORS AND HARM BUSINESS.

         The Company competes against in-house departments of pharmaceutical companies and against other CROs, most of which possess substantially greater capital, technical and other resources than the Company. CROs generally compete on the basis of previous experience, medical and scientific expertise in specific therapeutic areas, the quality of contract research, the ability to organize and manage large scale trials, database management capabilities, the ability to provide statistical and regulatory services, the ability to recruit investigators, the ability to integrate information technology with systems to improve the effectiveness of contract research and price. The Company's failure to compete effectively in any one or more of these areas could have a material adverse effect on its business, results of operations and financial condition.

         The CRO industry is highly fragmented with several hundred CROs ranging from small, limited service providers to full service CROs with global drug development operations. However, the industry is consolidating. This consolidation is due, in part, to the decision by pharmaceutical companies to contract with fewer CROs, to streamline the outsourcing process by entering into preferred provider relationships with a few CROs or awarding a smaller number of large contracts to qualified CROs. This trend is likely to increase competition among the larger CROs and may lead to price erosion and other forms of competition that could have a material adverse effect on the Company's business, results of operations and financial condition.

         MANAGEMENT OF GROWTH

         The Company has experienced rapid growth since 1995 and management believes that sustained growth places a strain on operational, human and financial resources. To manage its growth, the Company must continue to improve its operating and administrative systems, as well as retain and assimilate qualified management and professional, scientific and technical personnel. Failure to manage growth effectively could have a material adverse effect on the Company's business, results of operations and financial condition.

         VOLATILITY OF QUARTERLY OPERATING RESULTS

         The Company's quarterly operating results have been and will be subject to volatility due to factors such as the commencement, delay, completion or cancellation of significant contracts and the mix of contracted services. Because a large portion of its operating costs are fixed, variations in the timing and progress of large contracts or of multiple contracts can have a material effect on its quarterly results. The Company believes that quarter-to quarter comparisons of operating results may not be a good indication of its future performance, nor would operating results for any particular quarter be indicative of future operating results. In some future quarters, operating results may be below the expectations of the public market analysts and investors. In such event, the price of the Company's common stock may decrease.

         POTENTIAL LIABILITY

         Clinical research services involve the testing of new drugs on human volunteers pursuant to a study protocol that has been approved by an impartial review board composed of medical and non-medical members. Such testing involves risk of liability for personal injury or death to patients due to, among other reasons, possible unforeseen adverse side effects or improper administration of a new drug. Many of these patients are already seriously ill and are at risk of further illness or death. While the Company is not aware of any event which would likely have a material adverse impact on its financial condition, the Company could be materially and adversely affected if it were required to pay damages or incur defense costs in connection with a claim that is outside the scope of the Company's indemnity or insurance coverage, or if the indemnity, although applicable, is not performed in accordance with its terms or if the Company's liability exceeds the amount of applicable insurance. Additionally, there can be no assurance that such insurance coverage will continue to be available on terms acceptable to the Company.

         DEPENDENCE ON GOVERNMENT REGULATION

         The Company's business depends on strict regulation of the drug development process by the federal government. Changes in regulations, including a relaxation in regulatory standards or the introduction of streamlined drug approval procedures, could materially adversely affect the demand for the Company's services. Furthermore, failure by the Company to comply with current regulations regarding conduct of a clinical trial could result in termination of ongoing research or disqualification of data for submission to regulatory authorities.

         UNCERTAINTY IN HEALTHCARE INDUSTRY

         The healthcare industry is subject to changing political, economic and regulatory influences that may affect the pharmaceutical industry. Implementation of comprehensive or incremental government healthcare reform, as well as industry wide healthcare containment pressures, may adversely affect research and development expenditures by pharmaceutical companies, which could decrease the business available to the CRO industry. The Company is unable to predict the likelihood of healthcare legislation being enacted or the effects such legislation would have on it.

         THE MARKET PRICE OF THE COMPANY'S STOCK MAY FLUCTUATE WIDELY.

         The market price of the Company's common stock is subject to wide fluctuations in response to quarterly variations in operating results, including evolving business prospects, market conditions in the industry, prospects of healthcare reform, changes in government regulation and general economic conditions. Additionally, the stock market has from time to time experienced extreme price and volume fluctuations in the shares of certain issuers, which in some cases have been unrelated to the operating results of the particular company affected. Because the Company's common stock currently trades at a high price to earnings ratio, due in part to analysts' expectations of continued growth of companies in the CRO industry, even a relatively small shortfall from earnings expectations can cause an immediate and substantial decline in the common stock price.

         THE COMPANY'S EXECUTIVE OFFICERS, DIRECTORS AND PRINCIPAL STOCKHOLDERS AND THEIR AFFILIATES OWN A LARGE PERCENTAGE OF THE COMPANY'S VOTING STOCK AND HAVE THE ABILITY TO MAKE DECISIONS THAT COULD ADVERSELY AFFECT ITS STOCK PRICE.

         The Company's officers, directors and greater-than five percent stockholders (and their affiliates), in the aggregate, beneficially own more than 56% of the Company's outstanding common stock. These persons, acting together, have the ability to control substantially all matters submitted to the Company's stockholders for approval, including the election and removal of directors and any merger, consolidation or sale of all or substantially all of the Company's assets, and to control management and affairs. Accordingly, this concentration of ownership may have the effect of delaying, deferring or preventing a change in control, impeding a merger, consolidation, takeover or other business combination or discouraging a potential acquirer from making a tender offer or otherwise attempting to obtain control, which in turn could materially adversely affect the price of the Company's common stock.

         THE COMPANY DOES NOT INTEND TO PAY DIVIDENDS.

         The Company has never declared or paid any cash dividends on its common stock. The Company currently intends to retain any future earnings for funding growth and, therefore, does not expect to pay any dividends in the foreseeable future.

         FAILURE TO MAINTAIN NASDAQ SMALLCAP MARKET MAINTENANCE CRITERIA COULD NEGATIVELY IMPACT THE LIQUIDITY AND MARKET PRICE OF THE COMPANY'S COMMON STOCK.

         The Company's common stock began trading on the Nasdaq SmallCap Market in December 1997. The Nasdaq SmallCap Market imposes continued listing requirements on all securities listed on this market. These requirements include, among other things, that the Company maintain net tangible assets of $2 million or more, or market capitalization of $35 million or more, or net income in the latest fiscal year or two of the last three fiscal years of $500,000 or more. In addition, the Nasdaq SmallCap Market requires that the shares listed maintain a minimum bid price of $1.00 per share. While the Company presently believes that it meets all of the Nasdaq SmallCap continued listing requirements, it cannot be certain that it will continue to meet such requirements in the foreseeable future. Accordingly, it runs the risk of having its common stock delisted from the Nasdaq SmallCap Market if it fails to continue to meet the quantitative and qualitative continued listing standards. If such delisting occurs, the common stock would be traded in the over-the-counter market.

         THE POTENTIAL FOR THE COMPANY'S COMMON STOCK SHARES TO BECOME A "PENNY STOCK" MAY AFFECT ITS LIQUIDITY.

         Under Securities and Exchange Commission rules, stocks not traded on an exchange or the Nasdaq market that trade for less than $5.00 per share may come under the penny stock rules which require, among other things, that broker dealers, in advance of any transactions in such stock, furnish to the customer a detailed disclosure document and obtain from the customer a signed acknowledgement of receipt of such document. Additional detailed information about the penny stock transactions by the broker dealer engaged in on behalf of the customer must also be supplied after such transaction. The penny stock rules, while designed to protect investors, may have the effect of causing the market for such stocks to become less liquid due to the increased administrative burden imposed upon the broker associated with trading in such securities.

ITEM 7.  FINANCIAL STATEMENTS

         The Company's financial statements listed below are contained herein beginning at page F-1:

                  (a) FINANCIAL STATEMENTS

                  Report of Independent Public Accountants             F-1
                  Balance Sheets -
                      December 31, 1999 and 1998                       F-2
                  Statements of Operations - Years Ended
                      December 31, 1999 and 1998                       F-4
                  Statements of Stockholders' Equity - Years
                      Ended December 31, 1999 and 1998                 F-5
                  Statements of Cash Flows - Years Ended
                      December 31, 1999 and 1998                       F-6
                  Notes to Financial Statements                        F-7

                  (b) FINANCIAL STATEMENTS SCHEDULES

                  All schedules have been omitted because either they are not required or are not applicable or because the required information has been included elsewhere in the Financial Statements or the notes thereto.

ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

         None.

                                    PART III

ITEM 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(A) OF THE EXCHANGE ACT

The following are the current Executive Officers and Directors of the Company as of March 15, 2000.

NAME                       AGE      POSITION(S) HELD WITH COMPANY
----                       ---      -----------------------------

Kenneth M. Borow, M.D.     51       Chief Executive Officer, Chief Medical
                                    Officer, Director

Anthony Cerami, Ph.D.      59       Chairman of the Board, Director

Donald C. Holdsworth       45       Director

David Weitz                49       Secretary, Treasurer

William K. Robinson        60       Chief Financial Officer, Director

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

         KENNETH M. BOROW, M.D., Chief Executive Officer, Chief Medical Officer and Director joined the Company in 1997. For the previous four years, Dr. Borow was Senior Director, Medical Research Associates Department, Merck Research Laboratories where he directed clinical research operations for 163 different protocols, and developed a Merck-based contract group consisting of field monitors, data coordinators and statisticians. Previously, he was a Professor of Medicine and Pediatrics at the University of Chicago, and originator of a worldwide clinical research program in cardiac function which included investigative sites in the United States, United Kingdom, Norway, Israel and South Africa. Dr. Borow graduated from the Temple Medical School in 1974. Dr. Borow is a Harvard-trained Internist, Pediatrician, Adult Cardiologist and Pediatric Cardiologist.

         ANTHONY CERAMI, PH.D., Chairman of the Board and Director. Dr. Cerami was appointed a Director in January 2000 and Chairman of the Board in February 2000. He is currently the Founder and Director of The Kenneth S. Warren Laboratories, a nonprofit research institution, and President of Cerami Consulting Corporation. In 1991 he established The Picower Institute for Medical Research. For the previous 20 years, he was a professor and head of the Laboratory of Medical Biochemistry and Dean of Graduate and Postgraduate Studies at The Rockefeller University.

         DONALD C. HOLDSWORTH, Director. Mr. Holdsworth was appointed a Director in January 2000. He is a principal with the investment firm of R. P. Associates. >From 1995 to 1997 he served as a Senior Vice President Worldwide Marketing at Merck & Co., Inc. Previously, he held senior management positions at PepsiCo Inc. Prior to joining PepsiCo in 1991, he was a partner with the consulting firm of McKinsey & Company.

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

         DAVID WEITZ, Secretary and Treasurer of the Company. In 1995, Mr. Weitz was appointed Chief Information Officer. He is responsible for the planning, implementation, and use of information technologies. Prior to January 1995 and since 1985, he was the Manager of Technical Support and Training for Merck Research Laboratories where he was responsible for planning, implementing and operating a computer technical support program and computer application training program for all divisional employees located at 5 geographical locations.

         Effective January 26, 2000, Bruce LaMont resigned as President, Chief Executive Officer and Director of the Company, and John J. Whittle resigned as a Director of the Company in connection with a change in control of the Company. Mr. LaMont and Mr. Whittle each served as Directors for the entire 1999 fiscal year.

SECTION 16(A) BENEFICIAL OWNERSHIP REPORTING COMPLIANCE

         Information concerning Beneficial Ownership Reporting Compliance is incorporated herein by reference to the similarly titled section in the Company's definitive proxy materials for the Company's 2000 Annual Meeting Stockholders.

ITEM 10. EXECUTIVE COMPENSATION

         Information concerning Executive Compensation is incorporated herein by reference to the similarly titled section in the Company's definitive proxy materials for the Company's 2000 Annual Meeting of Stockholders.

ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

      a. Information concerning Security Ownership of Certain Beneficial Owners is incorporated herein by reference to the similarly titled section in the Company's definitive proxy materials for the Company's 2000 Annual Meeting of Stockholders.

      b. Information concerning Security Ownership of Management is incorporated herein by reference to the similarly titled section in the Company's definitive proxy materials for the Company's 2000 Annual Meeting of Stockholders.

      c. Change in Control.

                On November 1, 1999, Bruce LaMont entered into an Option
              Agreement (the "Option Agreement") with Covalent Partners, LLC, a Delaware limited liability company ("Covalent Partners"). The Option Agreement granted Covalent Partners the option to acquire up to an aggregate of 6,015,500 shares of the Company's common stock held by Mr. LaMont at a purchase price of $2.00 per share. At the time of the grant, Mr. LaMont was the President, Chief Executive Officer and a director of the Company and held approximately 51% of the issued and outstanding common stock of the Company.

                On November 1, 1999, pursuant to the terms of the Option
              Agreement, Covalent Partners elected to purchase 1,000,000 shares of common stock of the Company from Mr. LaMont for an aggregate purchase price of $2,000,000. On November 27, 1999, pursuant to the terms of the Option Agreement, Covalent Partners elected to purchase 250,000 shares of common stock of the Company from Mr. LaMont for an aggregate purchase price of $500,000. On January 15, 2000, pursuant to the terms of the Option Agreement, Covalent Partners elected to exercise the option to purchase from Mr. LaMont his remaining 4,765,500 shares of common stock of the Company. On January 26, 2000, Covalent Partners completed the purchase of 4,765,500 shares of common stock of the Company held by Mr. LaMont for an aggregate purchase price of $9,531,000.

                Covalent Partners was formed for the purpose of acquiring Mr.
              LaMont's shares of common stock of the Company in order to acquire a controlling interest in the Company. Richard D. Propper and Michael D. Chermak are each members and managers of Covalent Partners and Salman J. Chaudhry is a financial consultant to Covalent Partners. Mr. LaMont resigned as a Director, President and Chief Executive Officer of the Company on January 26, 2000 upon Covalent Partners' purchase of his remaining shares.

ITEM 12. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

         None for the fiscal year ended December 31, 1999.

ITEM 13. EXHIBITS

     (a) Exhibits

         3.1    Certificate of Incorporation of West End Ventures, Inc. (a
                predecessor to the Company) and all amendments thereto, a
                Nevada corporation.(1)
         3.2    Bylaws of Covalent Group, Inc. (1)
         10.1   1996 Stock Option Plan. (2)
         10.2   1995 Stock Option Plan. (3)
         10.3   Lease between Dean Witter Realty Income Partnership II and
                Covalent Group, Inc. dated November 14, 1996. (3)
         10.4   Credit Agreement with First Union Bank dated April 25, 1997. (1)
         10.5   Stock Purchase Warrant Agreement between Berkshire International
                Finance, Inc. and the Company dated June 20, 1996. (4)
         10.6   Stock Purchase Warrant Agreement between S&F Consulting, Inc.
                and the Company dated June 20, 1996. (5)
         10.7   Stock Purchase Warrant Agreement between S&F Consulting, Inc.
                and the Company dated May 8, 1996. (6)
         10.8   Form of Employment Agreement between the Company and Kenneth M.
                Borow. (7)
         21     Subsidiaries of the Registrant.(3)
         23     Consent of Arthur Andersen LLP
         27     Financial Data Schedule (in electronic format only).


     (b) Form 8-K

         On February 7, 2000 the Company reported on Form 8-K that Covalent Partners, LLC completed the purchase of an aggregate of 6,015,000 shares of the Company's common stock from Bruce LaMont. Prior to the transaction, Mr. LaMont was President, Chief Executive Officer and a Director of the Company.

         On November 10, 1999 the Company reported on Form 8-K that the private investment firm Covalent Partners, LLC, formed by Richard Propper, M.D. and Michael Chermak, had purchased 1,000,000 shares of the Company's common stock owned by Bruce LaMont, its President and Chief Executive Officer.

-------------------------
(1) Filed as an exhibit, to the Company's Amendment No. 1 to its Report Form 10-KSB (No. 0-21145) filed with the Securities & Exchange Commission on July 15, 1998 and incorporated herein by reference.
(2)      Incorporated by reference from Proxy Statement for 1996 Annual Meeting.
(3) Filed as an exhibit to the Company's Report on Form 10-KSB (No. 0-21145) filed with the Securities and Exchange Commission on March 30, 1998 and incorporated herein by reference.
(4) Incorporated by reference to Exhibit 4.1 to the Company's Amendment No. 1 to Form S-3 filed July 15, 1998 (File No. 333-51079).
(5) Incorporated by reference to Exhibit 4.2 to the Company's Amendment No. 1 to Form S-3 filed July 15, 1998 (File No. 333-51079).
(6) Incorporated by reference to Exhibit 4.3 to the Company's Amendment No. 1 to Form S-3 filed July 15, 1998 (File No. 333-51079).
(7) Incorporated by reference to Exhibit 99.6 to the Schedule 13D filed by Covalent Partners, LLC on November 10, 1999, as amended.

                              COVALENT GROUP, INC.
                              FINANCIAL STATEMENTS
                     YEARS ENDED DECEMBER 31, 1999 AND 1998

                                      INDEX

                                                                        PAGE

Report of Independent Public Accountants ............................... F-1

Balance Sheets ......................................................... F-2

Statements of Operations ............................................... F-4

Statements of Stockholders' Equity ..................................... F-5

Statements of Cash Flows ............................................... F-6

Notes to Financial Statements .......................................... F-7

                    REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS

To Covalent Group, Inc.:


We have audited the accompanying balance sheets of Covalent Group, Inc. (a Nevada corporation) as of December 31, 1999 and 1998, and the related statements of operations, stockholders' equity and cash flows for the years then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on the financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Covalent Group, Inc. as of December 31, 1999 and 1998, and the results of its operations and its cash flows for the years then ended, in conformity with generally accepted accounting principles.

                                             Arthur Andersen LLP

Philadelphia, Pa.,
  February 18, 2000

                              COVALENT GROUP, INC.
                                 BALANCE SHEETS

     ASSETS                                                  December 31,
                                                     --------------------------
                                                         1999           1998
                                                     -----------    -----------
CURRENT ASSETS
   Cash and cash equivalents                         $   558,528    $ 1,208,956
   Restricted cash                                       697,050      1,000,000
   Accounts receivable                                 2,826,319      2,534,283
   Prepaid expenses and other                            131,711        295,689
   Costs and estimated earnings in excess of
     related billings on uncompleted contracts         3,414,930        603,226
                                                     -----------    -----------
            TOTAL CURRENT ASSETS                       7,628,538      5,642,154
                                                     -----------    -----------


PROPERTY AND EQUIPMENT
   Equipment                                           1,642,578        977,018
   Furniture and fixtures                                270,589        249,851
   Leasehold improvements                                120,863        115,391
                                                     -----------    -----------
                                                       2,034,030      1,342,260
         Less - Accumulated depreciation                (960,903)      (600,003)
                                                     -----------    -----------
                 NET PROPERTY AND EQUIPMENT            1,073,127        742,257
                                                     -----------    -----------

DEFERRED INCOME TAXES                                         --        475,239
                                                     -----------    -----------
OTHER ASSETS                                              40,507         59,165
                                                     -----------    -----------

TOTAL ASSETS                                         $ 8,742,172    $ 6,918,815
                                                     ===========    ===========


                     The accompanying notes are an integral
                       part of these financial statements

                                  COVALENT GROUP, INC.
                                     BALANCE SHEETS


   LIABILITIES AND STOCKHOLDERS' EQUITY
                                                                     December 31,
                                                             --------------------------
                                                                 1999           1998
                                                             -----------    -----------
CURRENT LIABILITIES
   Accounts payable                                          $ 2,042,419    $ 1,062,564
   Accrued expenses                                              373,885        295,452
   Billings in excess of related costs and
    estimated earnings on uncompleted contracts                  322,571      1,289,970
   Customer advances                                           1,245,696      1,000,000
                                                             -----------    -----------
                  TOTAL CURRENT LIABILITIES                    3,984,571      3,647,986
                                                             -----------    -----------

COMMITMENTS AND CONTINGENCIES (NOTE 10)
STOCKHOLDERS' EQUITY
   Common stock,  $.001 par value per
      share, 25,000,000 shares authorized,
      12,081,193 and 12,071,193 shares issued respectively        12,081         12,071
   Additional paid-in-capital                                  9,432,631      9,384,135
   Accumulated deficit                                        (4,636,795)    (6,075,061)
                                                             -----------    -----------
                                                               4,807,917      3,321,145
      LESS:
         Treasury stock, at cost, 12,500 shares                  (50,316)       (50,316)
                                                             -----------    -----------
                  TOTAL STOCKHOLDERS' EQUITY                   4,757,601      3,270,829
                                                             -----------    -----------

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                   $ 8,742,172    $ 6,918,815
                                                             ===========    ===========


                         The accompanying notes are an integral
                           part of these financial statements

                              COVALENT GROUP, INC.
                            STATEMENTS OF OPERATIONS


                                            Years Ended December 31,
                                          ---------------------------
                                              1999            1998
                                          ------------   ------------

REVENUES                                  $ 14,746,965   $  9,390,620

OPERATING EXPENSES

    Direct                                   8,740,943      6,254,481
    Selling, general and administrative      3,831,568      4,162,486
                                          ------------   ------------

TOTAL OPERATING EXPENSES                    12,572,511     10,416,967
                                          ------------   ------------

INCOME (LOSS) FROM OPERATIONS                2,174,454     (1,026,347)

LOSS FROM INVESTMENT                                --       (397,312)

INTEREST INCOME                                108,486         99,542
                                          ------------   ------------

INCOME (LOSS) BEFORE INCOME TAXES            2,282,940     (1,324,117)

INCOME TAX PROVISION (BENEFIT)                 844,674       (382,000)
                                          ------------   ------------

NET INCOME (LOSS)                         $  1,438,266   $   (942,117)
                                          ============   ============

NET INCOME (LOSS) PER COMMON SHARE

  Basic                                   $        .12   $       (.08)
  Diluted                                 $        .12   $       (.08)

WEIGHTED AVERAGE COMMON AND COMMON
  EQUIVALENT SHARES OUTSTANDING

  BASIC                                     12,059,207     11,808,306
  DILUTED                                   12,485,003     11,808,306


                     The accompanying notes are an integral
                       part of these financial statements


                                 COVALENT GROUP, INC.
                          STATEMENTS OF STOCKHOLDERS' EQUITY


                                       Common Stock          Additional
                                --------------------------     Paid-in     Accumulated
                                   Shares         Amount       Capital       Deficit
                                -----------    -----------   -----------   -----------
BALANCE,
  DECEMBER 31, 1997              11,755,709    $    11,756   $ 9,265,508   $(5,132,944)

Comprehensive loss:
Net loss                                 --             --            --      (942,117)
Unrealized loss on investment            --             --            --            --
Realized loss on investment              --             --            --            --

Total comprehensive loss
Exercise of stock options           315,484            315        99,877            --
Capital contribution                     --             --        18,750            --
                                -----------    -----------   -----------   -----------
BALANCE,
  DECEMBER 31, 1998              12,071,193         12,071     9,384,135    (6,075,061)

Comprehensive income:
Net income                               --             --            --     1,438,266
Unrealized loss on investment            --             --            --            --
Realized loss on investment              --             --            --            --

Total comprehensive income
Exercise of stock options            10,000             10        16,959            --
Capital contribution                     --             --        31,537            --
                                 -----------   -----------   -----------    -----------
BALANCE,
  DECEMBER 31, 1999              12,081,193    $    12,081   $ 9,432,631   $(4,636,795)
                                ===========    ===========   ===========   ===========



                                Unrealized
                                  Holding            Treasury Stock
                                  Loss on      --------------------------
                                 Investment      Shares          Amount         Total
                                -----------    -----------    -----------    -----------
BALANCE,
  DECEMBER 31, 1997             $        --        (12,500)   $   (50,316)   $ 4,094,004

Comprehensive loss:
Net loss                                 --             --             --       (942,117)
Unrealized loss on investment      (397,312)            --             --       (397,312)
Realized loss on investment         397,312             --             --        397,312
                                                                             -----------
Total comprehensive loss                                                        (942,117)
Exercise of stock options                --             --             --        100,192
Capital contribution                     --             --             --         18,750
                                -----------    -----------    -----------    -----------
BALANCE,
  DECEMBER 31, 1998                      --        (12,500)       (50,316)     3,270,829

Comprehensive income:
Net income                               --             --             --      1,438,266
Unrealized loss on investment       (37,375)            --             --        (37,375)
Realized loss on investment          37,375             --             --         37,375
                                                                             -----------
Total comprehensive income                                                     1,438,266
Exercise of stock options                --             --             --         16,969
Capital contribution                     --             --             --         31,537
                                 -----------    -----------    -----------   -----------
BALANCE,
  DECEMBER 31, 1999             $        --        (12,500)   $   (50,316)   $ 4,757,601
                                ===========    ===========    ===========    ===========



                        The accompanying notes are an integral
                          part of these financial statements


                                COVALENT GROUP, INC.
                              STATEMENTS OF CASH FLOWS

                                                           YEARS ENDED DECEMBER 31,
                                                          --------------------------
                                                              1999           1998
                                                          -----------    -----------
OPERATING ACTIVITIES:
Net income (loss)                                         $ 1,438,266    $  (942,117)
Adjustments to reconcile net income (loss) to
    net cash provided by (used in) operating activities
      Amortization and depreciation                           360,900        225,562
      Investment loss                                          37,375        397,312
      Deferred income taxes                                   475,259       (383,299)
      Non cash capital contribution                            31,537         18,750
      Changes In assets and liabilities
       (Increase) decrease in -
        Restricted cash                                       302,950     (1,000,000)
        Accounts receivable                                  (292,036)      (399,060)
        Prepaid expenses and other                            163,978       (124,755)
        Costs and estimated earnings in excess
          of related billings on uncompleted contracts     (2,811,704)       804,707
        Other assets                                          (18,717)       (10,579)
       Increase (decrease) in -
        Accounts payable                                      979,855       (740,493)
        Accrued expenses                                       78,433        197,033
        Customer Advances                                     245,696      1,000,000
        Billings in excess of related costs and
          estimated earnings on uncompleted contracts        (967,399)       550,857
                                                          -----------    -----------

NET CASH PROVIDED BY (USED IN) OPERATING ACTIVITIES            24,373       (406,082)
                                                          -----------    -----------

INVESTING ACTIVITIES:

Purchases of property and equipment                          (691,770)      (279,684)
                                                          -----------    -----------

NET CASH USED IN INVESTING ACTIVITIES                        (691,770)      (279,684)
                                                          -----------    -----------

FINANCING ACTIVITIES:

Proceeds from exercise of stock options                        16,969        100,192
                                                          -----------    -----------

NET CASH PROVIDED BY FINANCING ACTIVITIES                      16,969        100,192
                                                          -----------    -----------

NET (DECREASE) INCREASE IN CASH AND CASH EQUIVALENTS         (650,428)      (585,574)

CASH AND CASH EQUIVALENTS, BEGINNING OF YEAR                1,208,956      1,794,530
                                                          -----------    -----------

CASH AND CASH EQUIVALENTS, END OF YEAR                    $   558,528    $ 1,208,956
                                                          ===========    ===========

                       The accompanying notes are an integral
                         part of these financial statements

                              COVALENT GROUP, INC.

                          NOTES TO FINANCIAL STATEMENTS

1.      DESCRIPTION OF BUSINESS:

        Covalent Group, Inc. (the Company), is a contractual research organization, providing clinical research and development services to pharmaceutical, biotechnology, medical service and managed care organizations. The Company initiates, designs and monitors clinical trials, manages and analyzes clinical data and offers other related services and products.

2.      SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES:

        MERGER OF SUBSIDIARY

        Effective on April 30, 1999, Covalent Research Alliance Corporation ("CRA") was merged into Covalent Group, Inc. CRA was the Company's only subsidiary during 1998 and through the merger date. The financial statements for 1998 and 1999 include the accounts of the Company and it's wholly owned subsidiary. Intercompany transactions and balances have been eliminated in consolidation.

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

        RESTRICTED CASH

        The Company received an advance payment from one of its customers as part of a long term contract, which includes a separate restricted cash account to be utilized for payment of investigator fees. As of December 31, 1999 and 1998, this restricted cash amount was $697,050 and $1,000,000 respectively and this amount is also included in customer advances in the accompanying balance sheets.

        PROPERTY AND EQUIPMENT

        Property and equipment are recorded at cost. Depreciation is provided using the straight line method over the estimated useful lives of the assets which range from 3 to 7 years for equipment and furniture and fixtures and the remaining lease term for leasehold improvements. Depreciation expense for the years ended December 31, 1999 and 1998 was $360,900 and $225,562 respectively. Expenditures for maintenance and repairs are charged to expense as incurred. When assets are sold or retired, the cost and accumulated depreciation are removed from the accounts and any gain or loss is included in income.

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

        NET INCOME (LOSS) PER COMMON AND COMMON EQUIVALENT SHARE

        Basic net income (loss) per common share was computed by dividing net income (loss) by the weighted average number of shares of common stock outstanding during the period. Diluted net income per common share for the year ended December 31, 1999 reflects the potential dilution from the exercise of outstanding stock options and warrants into common stock. Inclusion of shares of common stock potentially issuable upon the exercise of stock options and warrants in calculating diluted net loss per common share for the year ended December 31, 1998, would have been anti dilutive, and therefore such shares were not included in the calculation.

        The net income (loss) and weighted average common and common equivalent shares outstanding for purposes of calculating net income (loss) per common share are computed as follows:

                                                                      Years Ended
                                                                      December 31,
                                                             ---------------------------
                                                                  1999           1998
                                                             ------------   ------------
          Net income (loss) used for basic
            and diluted net income (loss) per
            common share                                     $  1,438,266   $   (942,117)
                                                             ============   ============

          Weighted average common shares
            outstanding used for basic net income (loss)
            per common share                                   12,059,207     11,808,306

          Dilutive effect of common stock
            options and warrants outstanding                      425,796             --
                                                             ------------   ------------

          Weighted average common and common equivalent shares outstanding used for diluted net income
            (loss) per common share

                                                               12,485,003     11,808,306
                                                             ============   ============

        COMPREHENSIVE INCOME (LOSS)

        In 1998, the Company adopted Statement of Financial Accounting Standards No. 130, "Reporting Comprehensive Income" (SFAS No. 130). SFAS No. 130 establishes standards for reporting and presentation of comprehensive income (loss) and its components in a full set of general-purpose financial statements that is presented with equal prominence as other financial statements. Comprehensive income (loss) consists of net income
        (loss) and unrealized holding gains and losses from investment. The adoption of SFAS No. 130 had no impact on total stockholders' equity and the comprehensive income (loss) amounts are presented on the accompanying statements of stockholders' equity. The comprehensive income adjustments for the years ended December 31, 1998 and 1999 relate to an unrealized loss on an investment and the reclassification for losses on investment realized in net income (loss).

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

        SUPPLEMENTAL CASH FLOW INFORMATION

        Cash paid for income taxes during the years ended December 31, 1999 and 1998 was approximately $173,000 and $3,000 respectively.

        NEW ACCOUNTING PRONOUNCEMENTS

        In December 1999, the Securities and Exchange Commission ("SEC") issued Staff Accounting Bulletin ("SAB") No. 101, "Revenue Recognition in Financial Statements." SAB No. 101 expresses the views of the SEC staff in applying generally accepted accounting principles in certain transactions. The Company is still in the process of analyzing the impact of SAB No. 101 on its financial statements and related disclosures; however, management believes that this will not have a material impact on the Company's financial position or results of operations.

        RECLASSIFICATIONS

        Certain prior year balances have been reclassified to conform to current year presentation.

3.      INVESTMENT:

        In 1997 the Company did not receive the scheduled payments on the note from the sale of a former subsidiary of the Company, Future Medical Technologies, Inc. ("FMT"). ABS Group, Inc. ("ABS") acquired all of the outstanding common stock of FMT in 1996 for cash and a note. On December 31, 1997, the Company agreed to exchange the note of $225,000 and related accrued interest of $13,000 for 300,000 shares of common stock of ABS, which are subject to certain restrictions. The common shares received were recorded at an amount equal to $434,687 which represented the closing bid price per share with a minimal discount due to the restrictions regarding the ability to sell these shares. As a result, as required by SFAS No. 115, the Company recorded a gain on this transaction of $196,687 in 1997.

        Pursuant to SFAS No. 115 this investment was classified as available for sale and during 1998 the unrealized holding losses were recorded as a separate component of stockholders' equity. During the first half of 1998, the trading price for ABS stock declined and the trading price was consistently at a reduced level for the second half of 1998. As a result, pursuant to SFAS No. 115, the Company determined that this decline in value was other than temporary and the cost basis of the ABS stock was written down, with the writedown of $397,312 recorded as a realized loss from investment in 1998. During 1999, the trading price for ABS stock continued to decline and the trading price was consistently at a reduced level during 1999. As a result, pursuant to SFAS No. 115, the Company has determined that this decline in value is other than temporary and the cost basis of the ABS stock has been written down by $37,375.

4.      ACCOUNTS RECEIVABLE:

        No provision for uncollectible accounts was made in 1999 or 1998, as the Company considered all receivable balances fully collectible based on its historic bad debt experience and the financial stability of its customers.

5.      LINE OF CREDIT:

        In 1997, the Company obtained a demand line of credit facility with a bank. Maximum borrowings under the facility are the lessor of $1,000,000 or 75% of eligible accounts receivable, as defined, and bear interest at the bank's prime rate plus 1.0%. There were no outstanding borrowings under this facility in 1999 or 1998.

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

        The following table summarizes stock option activity:

                                                                                           Weighted
                                                                                           Average
                                                                          Range of         Exercise
                                                       Number of      Exercise Prices     Price Per
                                                         Shares          Per Share           Share
                                                       ----------      -------------      ---------
        Options outstanding at December 31, 1997        2,126,984      $ .03 - $5.25         $2.12
            Granted                                     1,109,950        .69 -  2.75          1.42
            Exercised                                    (315,484)       .03 -  1.94           .32
            Canceled                                   (1,089,750)       .69 -  5.13          2.10
                                                       ----------
        Options outstanding at December 31, 1998        1,831,700        .69 -  5.25          2.02
            Granted                                       129,700       1.88 -  2.56          1.96
            Exercised                                     (10,000)       .69 -  1.88          1.70
            Canceled                                     (417,600)       .69 -  5.25          2.29
                                                       ----------
        Options outstanding at December 31, 1999        1,533,800      $ .69 - $5.25         $1.94
                                                       ==========      =============         =====
        Exercisable options outstanding at:
             December 31, 1998                          1,151,121      $ .69 - $5.25         $2.32
             December 31, 1999                          1,181,502        .69 -  5.25          2.04


        The following table summarizes information regarding stock options outstanding at December 31, 1999:

                                    Options Outstanding                                            Options Exercisable
      --------------------------------------------------------------------------------   -------------------------------------
                                                        Weighted          Weighted
                                                         Average           Average                                  Weighted
                                                        Remaining         Exercise                                  Average
          Range of            Number Outstanding       Contractual        Price per       Number Exercisable        Exercise
       Exercise Prices       At December 31, 1999     Life in Years         Share        at December 31, 1999        Price
      -------------------    ---------------------    --------------     ------------    ---------------------   -------------
                $ 0.69              529,750                 3.6             $ 0.69              371,750             $ 0.69
       $ 1.00 - $ 1.56               69,000                 3.7             $ 1.45               31,500             $ 1.44
       $ 1.78 - $ 1.94              219,700                 2.6             $ 1.93              176,918             $ 1.94
       $ 2.00 - $ 3.94              676,600                 1.3             $ 2.71              562,584             $ 2.79
       $ 4.63 - $ 5.25               38,750                 1.0             $ 5.08               38,750             $ 5.08

        As of December 31, 1999, there were 573,222 stock options available for grant under the Company's stock option plans.

        The Company applies Accounting Principals Board Opinion No. 25 "Accounting for Stock Issued to Employees" and the related interpretations in accounting for its stock option plans. The disclosure requirements of statement of Financial Accounting Standards No. 123 "Accounting for Stock-Based Compensation" (SFAS No. 123) were adopted by the Company in 1997. Had compensation cost for options granted during 1995 through 1999 under the stock options plan been determined based upon the fair value of the options at the date of grant, as prescribed by SFAS No. 123, the Company's pro forma net income (loss) and pro forma net income (loss) per share would have been as follows:

                                                                   Years Ended December 31,
                                                                 ---------------------------
                                                                    1999             1998
                                                                 ----------       ----------
             Net income (loss)                                   $1,438,266       $ (942,117)
             Pro forma net income (loss)                          1,297,990       (1,299,425)
             Basic net income (loss) per share                         0.12            (0.08)
             Pro forma basic net income (loss) per share               0.11            (0.11)
             Diluted net income (loss) per share                       0.12            (0.08)
             Pro forma diluted net income (loss) per share             0.10            (0.11)

        The weighted average fair value of the stock options granted during the years ended December 31, 1999 and 1998 was $0.88 and $1.42 respectively. As of December 31, 1999, the weighted average remaining contractual life of each stock option outstanding was 2.4 years. The weighted average remaining contractual life of each stock option granted during the years ended December 31, 1999 and 1998 was 4.2 and 3.6 years, respectively. The fair value of each option grant is estimated on the date of grant using the Black - Scholes option pricing model with the following weighted average assumptions:

                                                        Years Ended
                                                        December 31,
                                             ----------------------------
                                                1999              1998
                                             ----------        ----------
             Risk - free interest rate       4.6% - 5.8%       4.1% - 5.7%
             Expected dividend yield              -                 -
             Expected life                     5 years           5 years
              Expected volatility                40.0%             40.0%

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

7.      CUSTOMER INFORMATION:

        The following table summarizes significant customers with revenues in excess of 10% of total revenues (as a percentage of total revenues):

                                          Years Ended
                                          December 31,
                                      ------------------
              Customer                1999          1998
              --------                ----          ----
              A                        25%           24%
              B                        25%           22%
              C                        21%           16%
              D                        18%           12%
              E                         *            10%

        *Revenues were less than 10% of total revenues.

        The above revenue amounts consist of separate clinical trials ranging from one to five.

        For the years ended December 31, 1998 and 1999, the amount of revenues recognized related to transactions outside of the United States was not material.

8.      INCOME TAXES:

        The components of the income tax provision (benefit) are as follows:

                                            Years Ended December 31,
                                        -----------------------------
                                           1999                1998
                                        ----------          ---------
             Current:
                  Federal               $  149,435          $      --
                  State                    200,000                 --
                                        ----------          ---------
                                           369,435                 --
                                        ----------          ---------

             Deferred:
                  Federal                  475,239           (382,000)
                  State                         --                 --
                                        ----------          ---------
                                           475,239           (382,000)
                                        ----------          ---------
                                        $  844,674         $ (382,000)
                                        ==========         ==========

        Income tax expense differs from the amount currently payable because certain expenses, primarily depreciation and accruals, are reported in different periods for financial reporting and income tax purposes.

        The federal statutory income tax rate is reconciled to the effective income tax rate as follows:

                                                      Years Ended December 31,
                                                      ------------------------
                                                          1999        1998
                                                         ------      ------
        Federal statutory rate                            34.0%      (34.0%)
        State income taxes, net of federal benefit         6.0          --
        Nondeductible investment loss                       --         5.2
        Prior period net operating loss                     --          --
        Other                                             (3.0)         --
                                                         ------      ------
                                                          37.0%      (28.8%)
                                                         ======      ======

        The components of the net current and long-term deferred tax assets and liabilities, measured under SFAS No. 109, are as follows:

                                                      December 31,
                                                ----------------------
                                                   1999         1998
                                                ---------    ---------
        Deferred tax assets -
             Net operating loss carryforwards   $      --    $ 428,076
             Credit carryforwards                               19,493
             Investment valuation                  92,820       78,244
                                                ---------    ---------
                                                   92,820      525,813
                                                ---------    ---------
        Deferred tax liabilities-
             Depreciation                         (86,858)     (50,574)
             Other                                 (5,562)          --
                                                ---------    ---------
                                                  (92,820)     (50,574)
                                                ---------    ---------
                 Net deferred tax asset         $      --    $ 475,239
                                                =========    =========


9.      EMPLOYEE BENEFIT PLAN:

        The Company sponsors a 401(k) plan covering substantially all employees. Eligible employees may contribute up to 15% of their annual compensation to the plan. The Company does not match employee contributions.

10.     COMMITMENTS:

        The Company leases office facilities and other equipment under noncancellable operating leases expiring through June 2002. Rent expense was $331,645 in 1999 and $294,387 in 1998. Future minimum annual rental commitments under the noncancellable lease obligations are $337,200 in 2000, $305,000 in 2001, and $6,000 in 2002.

        The Company has entered into an employment agreement with one of its officers that calls for specified annual compensation and includes provisions for continuation of salary upon termination as defined in the agreement.

                                   SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                       COVALENT GROUP, INC.

Dated:    3/28/00

                                       By:  /s/ KENNETH M. BOROW, M.D.
                                            ---------------------------
                                            Kenneth M. Borow, M.D.
                                            Chief Executive Officer,
                                              Chief Medical Officer and Director

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Dated:     3/28/00

                                       By:  /s/ KENNETH M. BOROW, M.D.
                                            ----------------------------
                                            Kenneth M. Borow, M.D.
                                            Chief Executive Officer,
                                              Chief Medical Officer and Director

Dated:     3/28/00

                                       By:  /s/ ANTHONY CERAMI, PH.D.
                                            --------------------------
                                            Anthony Cerami, Ph.D.
                                            Chairman of the Board and Director

Dated:     3/28/00

                                       By:  /s/ DONALD C. HOLDSWORTH
                                            --------------------------
                                            Donald C. Holdsworth
                                            Director

Dated:     3/28/00

                                       By:  /s/ WILLIAM K. ROBINSON
                                            --------------------------
                                            William K. Robinson
                                            Chief Financial Officer and Director