Form 10QSB
period 2000-03-31
COVALENT GROUP INC
filed 2000-05-15
CIK 856569

                      SECURITIES AND EXCHANGE COMMISSION

                            WASHINGTON, D.C. 20549

                                  FORM 10-QSB


(Mark One)

 X   QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE
----
     ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2000.

____ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
     EXCHANGE ACT OF 1934 FOR THE TRANSITION PERIOD FROM ________ TO ________.

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


Issuer's telephone number: 610-975-9533

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No ___
                                                               --

State the number of shares outstanding of each of the issuer's classes of common equity as of March 31, 2000.

Common Stock, Par Value $.001                            12,165,227
-----------------------------                            ----------
         (Class)                                         Outstanding

Transitional Small Business Disclosure Format (check one): Yes ___  No  X
                                                                       ---

     FORM 10-QSB


                             COVALENT GROUP, INC.


                                     INDEX

                                                                     Page
                                                                     ----
PART I.  Financial Information

     Item 1.   Financial Statements

          Balance Sheet - March 31, 2000 (Unaudited)                    3

          Statements of Operations - Three Months Ended
           March 31, 2000 and 1999 (Unaudited)                          5

          Statements of Cash Flows - Three Months
           Ended March 31, 2000 and 1999 (Unaudited)                    6

          Notes to Financial Statements (Unaudited)                     7

       Item 2. Management's Discussion and Analysis of
               Financial Condition and Results of Operations            9

PART II. Other Information                                             12

Signature Page                                                         13

Part I.   Financial Information
          Item 1.  Financial Statements



                             Covalent Group, Inc.
                                 Balance Sheet
                                March 31, 2000
                                  (Unaudited)



Assets

Current Assets
   Cash and cash equivalents                                     $ 1,056,074
   Restricted cash                                                   541,504
   Accounts receivable                                               939,160
   Prepaid expenses and other                                        329,394
   Costs and estimated earnings in excess of
     related billings on uncompleted contracts                     5,253,543
                                                              --------------
            Total Current Assets                                   8,119,675
                                                              --------------



Property and Equipment
   Equipment                                                       1,644,547
   Furniture and fixtures                                            281,462
   Leasehold improvements                                            120,862
                                                              --------------
                                                                   2,046,871
     Less - Accumulated depreciation                              (1,065,576)
                                                              --------------
            Net Property and Equipment                               981,295
                                                              --------------


Other Assets                                                          40,507
                                                              --------------


Total Assets                                                     $ 9,141,477
                                                              ==============


                See accompanying notes to financial statements

                             Covalent Group, Inc.
                                 Balance Sheet
                                March 31, 2000
                                  (Unaudited)



Liabilities and Stockholders' Equity


Current Liabilities
Accounts payable                                            $ 1,530,811
Accrued expenses                                                439,073
Billings in excess of related costs and
    estimated earnings on uncompleted contracts                 451,405
Customer advances                                             1,056,042
                                                          -------------
              Total Current Liabilities                       3,477,331
                                                          -------------

Stockholders' Equity
Common stock, $.001 par value,
    25,000,000 shares authorized,
    12,177,727 shares issued                                     12,178
Additional paid-in-capital                                    9,749,525
Accumulated deficit                                          (4,047,241)
                                                          -------------
                                                              5,714,462
Less:
    Treasury stock at cost, 12,500 shares                       (50,316)
                                                          -------------
              Total Stockholders' Equity                      5,664,146
                                                          -------------

Total Liabilities and Stockholders' Equity                  $ 9,141,477
                                                          =============

                See accompanying notes to financial statements

                             Covalent Group, Inc.
                           Statements Of Operations
                                  (Unaudited)

                                                             Three Months Ended
                                                                  March 31
                                                                  --------
                                                         2000                   1999
                                                         ----                   ----
Revenues                                             $ 3,673,672            $ 3,264,976

Operating Expenses
  Direct                                               1,964,421              1,892,503
  Selling, general and administrative                    788,648                839,490
                                               -----------------      -----------------

Total Operating Expenses                               2,753,069              2,731,993
                                               -----------------      -----------------

Income from Operations                                   920,603                532,983

Interest Income                                           15,197                 14,317
                                               -----------------      -----------------

Income before Income Taxes                               935,800                547,300

Income Tax Provision                                     346,246                202,505
                                               -----------------      -----------------

Net Income                                           $   589,554            $   344,795
                                               =================      =================

Net Income per Common Share
  Net Income - Basic                                 $       .05            $       .03
  Net Income - Diluted                               $       .05            $       .03

Weighted Average Common and Common
  Equivalent Shares Outstanding
   Basic                                              12,124,516             12,058,683
   Diluted                                            13,010,582             12,519,140

                See accompanying notes to financial statements.

                             Covalent Group, Inc.
                           Statements of Cash Flows
                                  (Unaudited)

                                                                         Three Months Ended
                                                                              March 31,
                                                                              ---------
                                                                    2000                   1999
                                                                -----------             ----------
Cash Flows From Operating Activities:

Net income                                                      $   589,554             $  344,795
Adjustments to reconcile net income  to
   net cash provided by operating activities
     Amortization and depreciation                                  104,673                 67,317
     Decrease deferred income taxes                                       -                199,668
     Changes in assets and liabilities
     (Increase) decrease in -
      Accounts receivable                                         1,887,159               (169,980)
      Restricted cash                                               155,546                 (1,525)
      Prepaid expenses and other                                   (197,683)                17,393
      Costs and estimated earnings in excess
       of related billings on uncompleted contracts              (1,838,613)               (26,179)
      Other assets                                                        -                 (1,000)
     Increase (decrease) in -
      Accounts payable                                             (511,608)               476,496
      Accrued expenses                                               65,188               (221,464)
      Billings in excess of related costs and
       estimated earnings on uncompleted contracts                  128,834               (480,495)
      Customer advances                                            (189,654)               744,557
                                                             --------------       ----------------

Net Cash Provided By  Operating Activities                          193,396                949,583
                                                             --------------       ----------------

Investing Activities:

Purchases of property and equipment                                 (12,841)              (352,608)
                                                             --------------       ----------------

Net Cash Used In Investing Activities                               (12,841)              (352,608)
                                                             --------------       ----------------

Cash Flows Provided By Financing Activities

Proceeds from exercise of stock options                             238,597                      -
Tax benefit from exercise of stock options                           78,394                      -
                                                             --------------       ----------------

Net Cash Provided By Financing Activities                           316,991                      -
                                                             --------------       ----------------

Net Increase (Decrease) In Cash and Cash Equivalents                497,546                596,975

Cash and Cash Equivalents, Beginning of Period                      558,528              1,208,956
                                                             --------------       ----------------

Cash and Cash Equivalents, End of Period                        $ 1,056,074             $1,805,931
                                                             ==============       ================

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

     Basis of Presentation
     ---------------------

     The financial statements for the three months ended March 31, 2000 and 1999 have been prepared without audit and, in the opinion of management, reflect all adjustments necessary (consisting only of normal recurring adjustments) to present fairly the Company's financial position at March 31, 2000 and the results of its operations and its cash flows for the interim periods presented. Such financial statements do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. For further information, refer to the financial statements and footnotes thereto included in the Company's annual report on Form 10-KSB, for the year ended December 31, 1999.

     Operating results for the three months ended March 31, 2000 may not necessarily be indicative of the results for the year ending December 31, 2000.

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

     Restricted Cash
     ---------------

     The Company received an advance payment from one of its customers as part of a long term contract, which includes a separate restricted cash account to be utilized for payment of investigator fees. As of March 31, 2000, this restricted cash amount was $541,504 and this amount is also included in customer advances.

     Net Income Per Common and Common Equivalent Share
     -------------------------------------------------

     Basic net income per common share was computed by dividing net income by the weighted average number of shares of common stock outstanding during the period. Diluted net income per common share reflects the potential dilution from the exercise of outstanding stock options and warrants into common stock.

     The net income and weighted average common and common equivalent shares outstanding for purposes of calculating net income per common share are computed as follows:

                                                                                     Three Months Ended
                                                                                         March 31,
                                                                                         ---------
                                                                                  2000                      1999
                                                                               -----------               -----------
     Net income used for basic and diluted
          net income per common share                                          $   589,554               $   344,795
                                                                           ===============           ===============

      Weighted average common shares outstanding
      used for basic net income per common share                                12,124,516                12,058,693

     Dilutive effect of common stock
      options and warrants outstanding                                             886,066                   460,447
                                                                           ---------------           ---------------

      Weighted average common and common
      equivalent shares outstanding used for
      diluted net income per common share                                       13,010,582                12,519,140
                                                                           ===============           ===============

     Comprehensive Income
     ---------------------

     A reconciliation of comprehensive income in accordance with Statement of Financial Accounting Standards No. 130 "Reporting Comprehensive Income" is as follows:

                                                                      Three Months Ended
                                                                           March 31,
                                                                           ---------
                                                                     2000                 1999
                                                                   --------             --------
           Net Income                                              $589,554             $344,795

           Unrealized Loss on Investment                                  -               (9,375)
                                                            ---------------       --------------

           Comprehensive Income                                    $589,554             $335,420
                                                            ===============       ==============

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

The information set forth and discussed below for the three months ended March 31, 2000 and 1999 is derived from the Financial Statements included elsewhere herein. The financial information set forth and discussed below is unaudited but, in the opinion of management, reflects all adjustments (consisting of normal recurring adjustments) necessary for a fair presentation of such information. The results of operations of the Company for a particular quarter may not be indicative of results expected during the other quarters or for the entire year.

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

The Company's backlog, which consists of anticipated revenues from signed contracts, is $28 million at March 31, 2000. The Company believes that its backlog as of any date is not necessarily a meaningful predictor of future results.

Three Months Ended March 31, 2000 Compared To Three Months Ended March 31, 1999
-------------------------------------------------------------------------------

Revenues for the three months ended March 31, 2000 increased 13% to $3,674,000 as compared to $3,265,000 for the three month period ended March 31, 1999. The increase of $409,000 results from the increase in the number of clinical development projects being worked on in the most recent quarter as compared to the same quarter last year.

Direct expenses include compensation and other expenses directly related to conducting clinical studies. These expenses increased by $71,000 from $1,893,000 to $1,964,000 for the three months ended March 31, 1999 and 2000, respectively. The increase in expenses results principally from increases in employee benefit costs. Direct expenses as a percentage of revenues were 53% for the three months ended March 31, 2000 as compared to 58% for the same period last year. The decrease in relative percent is due to the different cost structures of the clinical studies being conducted and is based on different types of services requested by the Company's clients.

Selling, general and administrative expenses include all administrative and business development personnel, and all other support expenses. Selling, general and administrative expenses for the three months ended March 31, 2000 amounted to $789,000 or 21% of revenues, as compared to $839,000 or 26% of revenues for the same period last year. The net decrease of $50,000 or 6% reflects increased efficiencies resulting from consolidation within the Company's operating structure, offset by an increase in depreciation expense of $38,000 attributable to an additional data management system acquired in the second quarter of 1999.

Interest income increased $1,000 from $14,000 for the three months ended March 31, 1999, to $15,000 for the three months ended March 31, 2000.

The effective income tax rate for the three months ended March 31, 2000 and 1999 was consistent at 37%.

Liquidity and Capital Resources
-------------------------------

The Company's contracts usually require a portion of the contract amount to be paid at the time the contract is initiated. Additional payments are generally made upon completion of negotiated performance requirements throughout the life of the contract. Cash receipts do not necessarily correspond to costs incurred and revenue recognized (revenue recognition is based on the percentage of completion accounting method). The Company typically receives a low volume of large-dollar receipts. As a result, the number of days outstanding in accounts receivable will fluctuate due to the timing and size of cash receipts. Compared to December 31, 1999, accounts receivable decreased $1,887,000 to $939,000 at March 31, 2000 primarily due to the timing of progress payments for clinical trials. Costs and estimated earnings in excess of related billings on uncompleted contracts increased $1,839,000 to $5,254,000 at March 31, 2000. This increase was attributable to seven clinical trials, for which revenues have been recognized in excess of progress billings made to date on those contracts.

The Company's cash and cash equivalents balance at March 31, 2000 was $1,056,000 as compared to $559,000 at December 31, 1999. The increase in cash was primarily due to operating results for the three months ended March 31, 2000 and the proceeds from exercise of stock options.

The Company purchased $13,000 of equipment in the three months ended March 31, 2000. The Company anticipates the need for capital expenditures during the remainder of 2000 for computer equipment will be $150,000.

The Company has a line of credit with a commercial bank providing a maximum credit facility of $1 million which bears interest at a rate not to exceed 1 percentage point above the bank's prime rate. Borrowings outstanding under the credit line are secured by substantially all of the assets of the Company. No borrowings were outstanding under the credit line at March 31, 2000.

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

               None.

     ITEM 6.   Exhibits and Reports on Form 8-K

               (a)  Exhibits

                    27 Financial Data Schedule (in electronic format only)

               (b)  Reports on Form 8-K

                    The Company filed a Form 8-K on January 26, 2000 announcing that Covalent Partners, LLC completed the purchase of the remaining 4,765,500 shares of common stock of Covalent Group, Inc. held by Bruce LaMont, subject to an Option Agreement dated November 1, 1999.

                                  SIGNATURES



     In accordance with the requirements of the Exchange Act, the Registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                                   COVALENT GROUP, INC.


Dated:  May 12, 2000               By:  /s/Kenneth M. Borow, M.D.
      ------------------               -----------------------------------
                                           Kenneth M. Borow, M.D.
                                           Chief Executive Officer

Dated   May 12, 2000               By:   /s/William K. Robinson
      ------------------                ----------------------------------
                                           William K. Robinson
                                           Chief Financial Officer