Form 10QSB
period 2000-06-30
COVALENT GROUP INC
filed 2000-08-11
CIK 856569

                      SECURITIES AND EXCHANGE COMMISSION

                            WASHINGTON, D.C. 20549

                                  FORM 10-QSB


(Mark One)

 X   QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE
----
     ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2000.

____ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
     EXCHANGE ACT OF 1934 FOR THE TRANSITION PERIOD FROM _______ TO ________.

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


Issuer's telephone number: 610-975-9533

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No___
                                                               --

State the number of shares outstanding of each of the issuer's classes of common equity as of August 1, 2000.

Common Stock, Par Value $.001                            12,174,577
-----------------------------                            ----------
     (Class)                                             Outstanding

Transitional Small Business Disclosure Format (check one): Yes___ No X
                                                                    ---

     FORM 10-QSB


                             COVALENT GROUP, INC.


                                     INDEX



                                                                          Page
                                                                          ----

     PART I.  Financial Information

       Item 1.   Financial Statements

            Balance Sheet - June 30, 2000 (Unaudited)                       3

            Statements of Operations - Three Months and Six Months
              Ended June 30, 2000 and 1999 (Unaudited)                      5

            Statements of Cash Flows - Six Months
              Ended June 30, 2000 and 1999 (Unaudited)                      6

            Notes to Financial Statements (Unaudited)                       7

       Item 2.   Management's Discussion and Analysis of
                 Financial Condition and Results of Operations              9

     PART II. Other Information                                            13

     Signature Page                                                        15

Part I.  Financial Information

  ITEM 1.  Financial Statements

                             Covalent Group, Inc.
                                 Balance Sheet
                                 June 30, 2000
                                  (Unaudited)

Assets
Current Assets
  Cash and cash equivalents                              $    77,879
  Restricted cash                                            318,178
  Accounts receivable                                        969,380
  Prepaid expenses and other                                 278,269
  Costs and estimated earnings in excess of
     related billings on uncompleted contracts             7,270,257
                                                         -----------
       Total Current Assets                                8,913,963
                                                         -----------



Property and Equipment
  Equipment                                                1,662,005
  Furniture and fixtures                                     281,462
  Leasehold improvements                                     120,864
                                                         -----------
                                                           2,064,331
  Less - Accumulated depreciation                         (1,157,326)
                                                         -----------
       Net Property and Equipment                            907,005
                                                         -----------


Other Assets                                                  53,694
                                                         -----------


Total Assets                                             $ 9,874,662
                                                         ===========

                See accompanying notes to financial statements

                             Covalent Group, Inc.
                                 Balance Sheet
                                 June 30, 2000
                                  (Unaudited)

Liabilities and Stockholders' Equity
Current Liabilities
Accounts payable                                                       $1,817,735
Accrued expenses                                                          607,347
Line of credit                                                            225,000
Billings in excess of related costs and
  estimated earnings on uncompleted contracts                             467,996
Customer advances                                                         554,624
                                                                        ---------
        Total Current Liabilities                                       3,672,702
                                                                        ---------

Stockholders' Equity
Common stock, $.001 par value,
  25,000,000 shares authorized,
  12,186,977 shares issued                                                 12,187
Additional paid-in-capital                                              9,823,844
Accumulated deficit                                                    (3,583,755)
                                                                        ---------
                                                                        6,252,276
Less:
  Treasury stock at cost, 12,500 shares                                   (50,316)
                                                                        ---------
     Total Stockholders' Equity                                         6,201,960
                                                                       ----------

Total Liabilities and Stockholders' Equity                             $9,874,662
                                                                       ==========

                See accompanying notes to financial statements

                             Covalent Group, Inc.
                           Statements Of Operations
                                  (Unaudited)

                                                                  Three Months Ended               Six Months Ended
                                                                       June 30,                        June 30,
                                                                       --------                        --------
                                                                2000              1999             2000            1999
                                                                ----              ----             ----            ----
Revenues                                                    $ 3,465,831        $ 4,197,470      $ 7,139,503     $ 7,462,446

Operating Expenses
  Direct                                                      1,815,816          2,596,232        3,780,237       4,488,735
  Selling, general and administrative                           918,273            953,839        1,706,921       1,793,329
                                                            -----------        -----------      -----------     -----------

Total Operating Expenses                                      2,734,089          3,550,071        5,487,158       6,282,064
                                                            -----------        -----------      -----------     -----------
Income from Operations                                          731,742            647,399        1,652,345       1,180,382

Interest Income, Net                                              3,528             33,642           18,725          47,959
                                                            -----------        -----------      -----------     -----------

Income before Income Taxes                                      735,270            681,041        1,671,070       1,228,341

Income Tax Provision                                            271,784            251,982          618,030         454,487
                                                            -----------        -----------      -----------     -----------
Net Income                                                  $   463,486        $   429,059      $ 1,053,040     $   773,854
                                                            ===========        ===========      ===========     ===========

Net Income per Common Share
  Net Income - Basic                                        $       .04        $       .04      $       .09     $       .06
  Net Income - Diluted                                      $       .04        $       .03      $       .08     $       .06

Weighted Average Common and Common
  Equivalent Shares Outstanding
   Basic                                                     12,168,512         12,058,693       12,146,945      12,058,693
   Diluted                                                   13,154,840         12,435,498       13,042,560      12,474,737

                 See accompanying notes to financial statements

                             Covalent Group, Inc.
                           Statements of Cash Flows
                                  (Unaudited)

                                                                                      Six Months Ended
                                                                                          June 30,
                                                                                          --------
                                                                                 2000                   1999
                                                                                 ----                   ----
Operating Activities:

Net income                                                                    $ 1,053,040             $  773,854
Adjustments to reconcile net income  to
   net cash (used in) provided by operating activities
   Amortization and depreciation                                                  196,423                140,278
   Decrease deferred income taxes                                                       -                336,000
   Changes in assets and liabilities
   (Increase) decrease in -
   Accounts receivable                                                          1,856,939                663,499
   Restricted cash                                                                378,872                331,213
   Prepaid expenses and other                                                    (146,558)                77,036
   Costs and estimated earnings in excess
        of related billings on uncompleted contracts                           (3,855,327)              (164,731)
       Other assets                                                               (13,187)               (10,500)
   Increase (decrease) in -
       Accounts payable                                                          (224,684)             1,016,303
       Accrued expenses                                                           233,462               (164,415)
       Billings in excess of related costs and
        estimated earnings on uncompleted contracts                              (691,072)               259,079
       Customer advances                                                          145,425               (780,151)
                                                                            -------------           ------------

Net Cash (Used In) Provided By Operating Activities                            (1,066,667)             2,477,465
                                                                            -------------           ------------
Investing Activities:

Purchases of property and equipment                                               (30,301)              (640,717)
                                                                            -------------           ------------

Net Cash Used In Investing Activities                                             (30,301)              (640,717)
                                                                            -------------           ------------

Financing Activities:

Proceeds from line of credit                                                      225,000                      -
Proceeds from issuance of stock, net                                              391,319                      -
                                                                            -------------           ------------
Net Cash Provided By Financing Activities                                         616,319                      -
                                                                            -------------           ------------
Net (Decrease) Increase In Cash and Cash Equivalents                             (480,649)             1,836,748
                                                                            -------------           ------------
Cash and Cash Equivalents, Beginning of Period                                    558,528              1,208,956
                                                                            -------------           ------------

Cash and Cash Equivalents, End of Period                                      $    77,879             $3,045,704
                                                                            =============           ============

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

     Basis of Presentation
     ---------------------

     The financial statements for the three and six months ended June 30, 2000 and 1999 have been prepared without audit and, in the opinion of management, reflect all adjustments necessary (consisting only of normal recurring adjustments) to present fairly the Company's financial position at June 30, 2000 and the results of its operations and its cash flows for the interim periods presented. Such financial statements do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. For further information, refer to the financial statements and footnotes thereto included in the Company's annual report on Form 10-KSB, for the year ended December 31, 1999.

     Operating results for the six months ended June 30, 2000 may not necessarily be indicative of the results for the year ending December 31, 2000.

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

     Restricted Cash
     ---------------

     The Company received an advance payment from one of its customers as part of a long term contract, which includes a separate restricted cash account to be utilized for payment of investigator fees. As of June 30, 2000, this restricted cash amount was $318,178 and this amount is also included in customer advances.

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

     The net income and weighted average common and common equivalent shares outstanding for purposes of calculating net income per common share are computed as follows:

                                                            Three Months Ended                     Six Months Ended
                                                                 June 30,                              June  30,
                                                                 --------                              ---------
                                                           2000            1999                  2000            1999
                                                           ----            ----                  ----            ----
Net income used for basic
 and diluted net income
 per common share                                      $   463,486       $   429,059        $ 1,053,040        $   773,854
                                                       ===========       ===========        ===========        ===========

Weighted average common shares
 outstanding used for basic net
 income per common share                                12,168,512        12,058,693         12,146,945         12,058,693

Dilutive effect of common stock
 options and warrants outstanding                          986,328           376,805            895,615            416,044
                                                       -----------       -----------        -----------        -----------

Weighted average common and
 common equivalent shares
 outstanding used for diluted net
 income per common share                                13,154,840        12,435,498         13,042,560         12,474,737
                                                       ===========       ===========        ===========        ===========

     Comprehensive Income
     ---------------------

     A reconciliation of comprehensive income in accordance with Statement of Financial Accounting Standards No. 130 "Reporting Comprehensive Income" is as follows:

                                           Three Months Ended              Six Months Ended
                                                June 30,                       June 30,
                                                --------                       --------
                                          2000            1999           2000            1999
                                          ----            ----           ----            ----
Net Income                            $463,486         $429,059     $1,053,040       $773,854

Unrealized Loss on Investment                -           (9,375)            -          (9,375)
                                      --------         --------     ----------       --------
Comprehensive Income                  $463,486         $419,684     $1,053,040       $764,479
                                      ========         ========     ==========       ========


3.   RELATED PARTY TRANSACTION
     -------------------------

     The Company recorded revenues of $30,000 and $355,000 for the three months and six months ended June 30, 2000, respectively, under the terms of a consulting agreement with SpeedTrials.com, Inc. A significant shareholder of the Company's common stock is a principal shareholder in SpeedTrials.com, Inc. The total contract for consulting services is in the amount of $1,000,000 and the revenues are being recognized over the consulting period as services are performed through December 2000.

4.   LINE OF CREDIT
     --------------

     As of June 30, 2000, the Company has outstanding borrowings of $225,000 under a revolving credit facility with a commercial bank. The maximum available borrowings under the facility are $1,000,000 and outstanding borrowings bear interest at the bank's prime rate plus 1%. The bank credit facility has no stated maturity date; however, borrowings are due on demand.

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

The information set forth and discussed below for the three and six months ended June 30, 2000 and 1999 is derived from the Financial Statements included elsewhere herein. The financial information set forth and discussed below is unaudited but, in the opinion of management, reflects all adjustments (consisting of normal recurring adjustments) necessary for a fair presentation of such information. The results of operations of the Company for a particular quarter may not be indicative of results expected during the other quarters or for the entire year.

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

The Company's backlog, which consists of anticipated revenues from signed contracts, is $26 million at June 30, 2000. The Company believes that its backlog as of any date is not necessarily a meaningful predictor of future results.

Three Months Ended June 30, 2000 Compared To Three Months Ended June 30, 1999
-----------------------------------------------------------------------------

Revenues for the three months ended June 30, 2000 decreased 17% to $3,466,000 as compared to $4,197,000 for the three month period ended June 30, 1999. Although there was one additional clinical trial in progress during the period ended June 30, 2000, revenue decreased by $731,000 as compared to June 30, 1999 due to a significant short term project that was completed entirely in 1999.

Direct expenses include compensation and other expenses directly related to conducting clinical studies. These expenses decreased by $780,000 from $2,596,000 to $1,816,000 for the three months ended June 30, 1999 and 2000, respectively. The decrease in expenses results principally from decreased payments to subcontractors. Direct expenses as a percentage of revenues were 52% for the three months ended June 30, 2000 as compared to 62% for the same period last year. The decrease in relative percent is due to the different cost structures of the clinical studies being conducted and is based on different types of services requested by the Company's clients.

Selling, general and administrative expenses include all administrative and business development personnel, and all other support expenses. Selling, general and administrative expenses for the three months ended June 30, 2000 amounted to $918,000 or 26% of revenues, as compared to $954,000 or 23% of revenues for the same period last year. The net decrease of $36,000 reflects increased efficiencies resulting from consolidation within the Company's operating structure.

Interest income, net decreased $30,000 from $34,000 for the three months ended June 30, 1999, to $4,000 for the three months ended June 30, 2000.

The effective income tax rate for the three months ended June 30, 2000 and 1999 was consistent at 37%.

Six Months Ended June 30, 2000 Compared To Six Months Ended June 30, 1999
-------------------------------------------------------------------------

Revenues for the six months ended June 30, 2000 decreased 4% to $7,140,000 as compared to $7,462,000 for the six month period ended June 30, 1999. Although one additional clinical trial was in progress during the six months ended June 30, 2000, revenue decreased by $322,000 as compared to the same period last year due to a significant short term project that was completed entirely in 1999.

Direct expenses include compensation and other expenses directly related to conducting clinical studies. These expenses decreased by $709,000 from $4,489,000 to $3,780,000 for the six months ended June 30, 1999 and 2000, respectively. The decrease in expenses results principally from decreased payments to subcontractors. Direct expenses as a percentage of revenues were 53% for the six months ended June 30, 2000 as compared to 60% for the same period last year. The decrease in relative percent is due to the different cost structures of the clinical studies being conducted and is based on different types of services requested by the Company's clients.

Selling, general and administrative expenses include all administrative and business development personnel, and all other support expenses. Selling, general and administrative expenses for the six months ended June 30, 2000 amounted to $1,707,000 or 24% of revenues, as compared to $1,793,000 or 24% of revenues for the same period last year. The net decrease of $86,000 reflects increased efficiencies resulting from consolidation within the Company's operating structure, offset by an increase in depreciation expense of $56,000 attributable to an additional data management system acquired in the second quarter of 1999.

Interest income, net decreased $29,000 from $48,000 for the six months ended June 30, 1999 to $19,000 for the six months ended June 30, 2000.

The effective income tax rate for the six months ended June 30, 2000 and 1999 was consistent at 37%.

Liquidity and Capital Resources
-------------------------------

The Company's contracts usually require a portion of the contract amount to be paid at the time the contract is initiated. Additional payments are generally made upon completion of negotiated performance requirements throughout the life of the contract. Cash receipts do not necessarily correspond to costs incurred and revenue recognized (revenue recognition is based on the percentage of completion accounting method). The Company typically receives a low volume of large-dollar receipts. As a result, the number of days outstanding in accounts receivable will fluctuate due to the timing and size of cash receipts. Compared to December 31, 1999, accounts receivable decreased $1,857,000 to $969,000 at June 30, 2000 primarily due to the timing of progress payments for clinical trials. Costs and estimated earnings in excess of related billings on uncompleted contracts increased $3,855,000 to $7,270,000 at June 30, 2000. This increase was attributable to twelve clinical trials, for which revenues have been recognized in excess of progress billings made to date on those contracts.

The Company's cash and cash equivalents balance at June 30, 2000 was $78,000 as compared to $559,000 at December 31, 1999. The decrease in cash was primarily due to the significant increase in costs and estimated earning in excess of related billings on uncompleted contracts.

The Company purchased $30,000 of equipment in the six months ended June 30, 2000. The Company anticipates the need for capital expenditures during the remainder of 2000 for computer equipment will be $150,000.

The Company has a line of credit with a commercial bank providing a maximum credit facility of $1 million which bears interest at a rate not to exceed 1 percentage point above the bank's prime rate. Borrowings outstanding under the credit line are secured by substantially all of the assets of the Company. Borrowings outstanding under the credit line at June 30, 2000 were $225,000.

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

     None.

  ITEM 3. Defaults Upon Senior Securities

          None.

  ITEM 4. Submission of Matters to a Vote of Security Holders

          On June 22, 2000, the Company held its Annual Meeting of Stockholders during which the stockholders:

          (1) Elected five nominees to serve as directors with terms continuing until the next Annual Meeting of Stockholders in 2001. The votes cast were as follows:

                                              For       Withheld
                                          ----------    --------
               Kenneth M. Borow, M.D.     11,380,702     25,503
               Anthony Cerami, Ph.D.      11,380,702     25,503
               Donald Holdsworth          11,380,688     25,517
               William K. Robinson        11,380,702     25,503
               Stephen Sallan, M.D.       11,380,702     25,503

          (2) Amended the 1996 Stock Incentive Plan to increase the number of common stock shares reserved for issuance from 2,500,000 to 3,000,000. The votes cast were as follows:

                            For        Against      Abstain
                            ---        -------      -------
                         11,255,772    133,816      16,667

          (3) Ratified the appointment of the firm of Arthur Andersen LLP as independent auditors to examine the accounts of the Company for the year ending December 31, 2000. The votes cast were as follows:

                            For        Against      Abstain
                            ---        -------      -------
                         11,375,722    14,525       16,667

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


                                                   COVALENT GROUP, INC.


Dated: August 11, 2000                  By: /s/ Kenneth M. Borow, M.D.
      ----------------                     ------------------------------------
                                                      Kenneth M. Borow, M.D.
                                                      Chief Executive Officer

Dated  August 11, 2000                  By: /s/ William K. Robinson
     -----------------                     ------------------------------------
                                                      William K. Robinson
                                                      Chief Financial Officer