Form 10QSB
period 2000-09-30
COVALENT GROUP INC
filed 2000-11-14
CIK 856569

                      SECURITIES AND EXCHANGE COMMISSION

                            WASHINGTON, D.C. 20549

                                  FORM 10-QSB


(Mark One)

 X   QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE
---- ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2000.

     TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
---- EXCHANGE ACT OF 1934 FOR THE TRANSITION PERIOD FROM _______ TO   ________.

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
                   (address of principal executive offices)


Issuer's telephone number: 610-975-9533

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No
                                                               --   --

State the number of shares outstanding of each of the issuer's classes of common equity as of November 1, 2000.

Common Stock, Par Value $.001                            12,190,577
-----------------------------                            ----------
     (Class)                                             Outstanding

Transitional Small Business Disclosure Format (check one): Yes   No  X
                                                              --     --

FORM 10-QSB


                             COVALENT GROUP, INC.


                                     INDEX



                                                                         Page
                                                                         ----

PART I.  Financial Information

 Item 1.   Financial Statements
   Balance Sheets - September 30, 2000
    and December 31, 1999 (Unaudited)                                      3

   Statements of Operations - Three Months and Nine Months
    Ended September 30, 2000 and 1999 (Unaudited)                          5

   Statements of Cash Flows - Nine Months
    Ended September 30, 2000 and 1999 (Unaudited)                          6

   Notes to Financial Statements (Unaudited)                               7

 Item 2.   Management's Discussion and Analysis of
           Financial Condition and Results of Operations                   9

PART II. Other Information                                                14

Signature Page                                                            15

Part I.  Financial Information

  ITEM 1.  Financial Statements

                                                       COVALENT GROUP, INC.
                                                          BALANCE SHEETS
                                                            (Unaudited)

                                                                          September 30,           December 31,
                                                                              2000                   1999
                                                                      --------------------     ------------------
Assets

Current Assets
  Cash and cash equivalents                                                    $ 1,511,170             $  558,528
  Restricted cash                                                                1,081,148                697,050
  Accounts receivable                                                            1,812,135              2,826,319
  Prepaid expenses and other                                                       254,907                131,711
  Costs and estimated earnings in excess of
   related billings on uncompleted contracts                                     6,456,750              3,414,930
                                                                      --------------------     ------------------
    Total Current Assets                                                        11,116,110              7,628,538
                                                                      --------------------     ------------------



Property and Equipment
  Equipment                                                                      1,678,825              1,642,578
  Furniture and fixtures                                                           281,463                270,589
  Leasehold improvements                                                           120,863                120,863
                                                                      --------------------     ------------------

                                                                                 2,081,151              2,034,030
  Less - Accumulated depreciation                                               (1,246,052)              (960,903)
                                                                      --------------------     ------------------
    Net Property and Equipment                                                     835,099              1,073,127
                                                                      --------------------     ------------------


Other Assets                                                                        54,394                 40,507
                                                                      --------------------     ------------------


Total Assets                                                                   $12,005,603             $8,742,172
                                                                      ====================     ==================



                See accompanying notes to financial statements

                                                       COVALENT GROUP, INC.
                                                          BALANCE SHEETS
                                                            (Unaudited)



Liabilities and Stockholders' Equity
                                                                                 September 30,         December 31,
                                                                                     2000                 1999
                                                                           --------------------    -----------------
Current Liabilities
Accounts payable                                                                    $ 1,656,066          $ 2,042,419
Accrued expenses                                                                      1,003,306              373,885
Billings in excess of related costs and
    estimated earnings on uncompleted contracts                                         441,442              322,571
Customer advances                                                                     2,034,321            1,245,696
                                                                           --------------------    -----------------
                Total Current Liabilities                                             5,135,135            3,984,571
                                                                           --------------------    -----------------

Stockholders' Equity
Common stock, $.001 par value,
    25,000,000 shares authorized, 12,203,077
    and 12,081,193 shares issued at September 30,
    2000 and December 31, 1999 respectively                                              12,203               12,081
Additional paid-in-capital                                                            9,894,172            9,432,631
Accumulated deficit                                                                  (2,985,591)          (4,636,795)
                                                                           --------------------    -----------------
Less:                                                                                 6,920,784            4,807,917
    Treasury stock at cost, 12,500 shares at
    September 30, 2000 and December 31, 1999
    respectively                                                                        (50,316)             (50,316)
       Total Stockholders' Equity                                                     6,870,468            4,757,601
                                                                           --------------------    -----------------

Total Liabilities and Stockholders' Equity                                          $12,005,603          $ 8,742,172
                                                                           ====================    =================




                See accompanying notes to financial statements

                                                       COVALENT GROUP, INC.
                                                     STATEMENTS OF OPERATIONS
                                                            (Unaudited)

                                                                 Three Months Ended             Nine Months Ended
                                                                    September 30,                 September 30,
                                                                  ----------------               ---------------
                                                                2000           1999          2000              1999
                                                            -----------    -----------    -----------       -----------
Revenues                                                    $ 3,500,902    $ 4,047,764    $10,640,405       $11,510,210

Operating Expenses
  Direct                                                      1,581,156      2,462,189      5,361,393         6,950,924
  Selling, general and administrative                           882,477        867,238      2,392,974         2,520,287
  Depreciation and amortization                                  88,725        111,653        285,149           251,933
                                                            -----------    -----------     -----------       -----------

Total Operating Expenses                                      2,552,358      3,441,080      8,039,516         9,723,144
                                                            -----------    -----------    -----------       -----------

Income From Operations                                          948,544        606,684      2,600,889         1,787,066

Interest Income, Net                                              1,290         42,847         20,015            90,806
                                                            -----------    -----------    -----------       -----------

Income Before Income Taxes                                      949,834        649,531      2,620,904         1,877,872

Income Tax Provision                                            351,670        240,316        969,700           694,803
                                                            -----------    -----------    -----------       -----------

Net Income                                                  $   598,164    $   409,215    $ 1,651,204       $ 1,183,069
                                                            ===========    ===========    ===========       ===========

Net Income Per Common Share
  Net Income - Basic                                               $.05           $.03           $.14              $.10
  Net Income - Diluted                                             $.05           $.03           $.13              $.10

Weighted Average Common and Common
  Equivalent Shares Outstanding
   Basic                                                     12,179,954     12,059,302     12,157,742        12,058,898
   Diluted                                                   12,633,207     12,379,938     12,851,947        12,412,845


                See accompanying notes to financial statements

                                                       COVALENT GROUP, INC.
                                                     STATEMENTS OF CASH FLOWS
                                                            (Unaudited)
                                                                                            Nine Months
                                                                                               Ended
                                                                                            September 30,
                                                                                          ----------------
                                                                                    2000                    1999
                                                                                -----------             -----------
Operating Activities:

Net income                                                                      $ 1,651,204             $ 1,183,069
Adjustments to reconcile net income  to
 net cash (used in) provided by operating activities
  Amortization and depreciation                                                     285,149                 251,932
  Decrease deferred income taxes                                                          -                 494,109
  Changes in assets and liabilities
  (Increase) decrease in -
    Accounts receivable                                                           1,014,184                 193,208
    Restricted cash                                                                (384,098)                465,374
    Prepaid expenses and other                                                     (123,196)                120,921
    Costs and estimated earnings in excess                                       (3,041,820)             (1,808,879)
     of related billings on uncompleted contracts
    Other assets                                                                    (13,887)                 (9,500)
  Increase (decrease) in -
    Accounts payable                                                                475,192                 447,281
    Accrued expenses                                                               (232,124)               (184,601)
    Billings in excess of related costs and
     estimated earnings on uncompleted contracts                                    118,871              (1,194,401)
    Customer advances                                                               788,625               1,496,507
                                                                         ------------------       -----------------

NET CASH PROVIDED BY OPERATING ACTIVITIES                                           538,100               1,455,020
                                                                         ------------------       -----------------

INVESTING ACTIVITIES:

Purchases of property and equipment                                                 (47,121)               (688,733)
                                                                         ------------------       -----------------

NET CASH USED IN INVESTING ACTIVITIES                                               (47,121)               (688,733)
                                                                         ------------------       -----------------

Financing Activities:

Proceeds from issuance of stock, net                                                461,663                     688
                                                                         ------------------       -----------------

Net Cash Provided By Financing Activities                                           461,663                     688
                                                                         ------------------       -----------------

Net Increase IN CASH AND CASH EQUIVALENTS                                           952,642                 766,975

Cash and Cash Equivalents, Beginning of Period                                      558,528               1,208,956
                                                                         ------------------       -----------------

Cash and Cash Equivalents, End of Period                                        $ 1,511,170             $ 1,975,931
                                                                         ==================       =================



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

    Basis of Presentation
    ---------------------

    The financial statements for the three and nine months ended September 30, 2000 and 1999 have been prepared without audit and, in the opinion of management, reflect all adjustments necessary (consisting only of normal recurring adjustments) to present fairly the Company's financial position at September 30, 2000 and the results of its operations and its cash flows for the interim periods presented. Such financial statements do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. For further information, refer to the financial statements and footnotes thereto included in the Company's annual report on Form 10-KSB, for the year ended December 31, 1999.

    Operating results for the nine months ended September 30, 2000 may not necessarily be indicative of the results for the year ending December 31, 2000.

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

    Restricted Cash
    ---------------

    The Company received an advance payment from one of its customers as part of a long term contract, which includes a separate restricted cash account to be utilized for payment of investigator fees. As of September 30, 2000, this restricted cash amount was $1,081,148 and is included in customer advances.

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

    The net income and weighted average common and common equivalent shares outstanding for purposes of calculating net income per common share are computed as follows:

                                                     Three Months Ended                          Nine Months Ended
                                                       September 30,                               September  30,
                                           --------------------------------------       ------------------------------------
                                                  2000                  1999                 2000                  1999
                                              -----------           -----------          -----------           -----------
Net income used for basic
 and diluted net income
 per common share                               $   598,164           $   409,215          $ 1,651,204           $ 1,183,069
                                         ==================    ==================     ================     =================

Weighted average common shares
 outstanding used for basic net
  income per common share                        12,179,954            12,059,302           12,157,742            12,058,898

Dilutive effect of common stock
 options and warrants outstanding                   453,253               320,636              694,205               353,947
                                         ------------------    ------------------     ----------------     -----------------

Weighted average common and
 common equivalent shares
 outstanding used for diluted net
 income per common share                         12,633,207            12,379,938           12,851,947            12,412,845
                                         ==================    ==================     ================     =================

     Comprehensive Income
     ---------------------

     A reconciliation of comprehensive income in accordance with Statement of Financial Accounting Standards ("SFAS") No. 130 "Reporting Comprehensive Income" is as follows:

                                                     Three Months Ended                            Nine Months Ended
                                                        September 30,                                September 30,
                                           ---------------------------------------       -------------------------------------
                                                 2000                  1999                   2000                  1999
                                               --------              --------             ----------            ----------
Net Income                                          $598,184              $409,215           $1,651,204            $1,183,069

Unrealized Loss on Investment                              -                     -                    -                (9,375)
                                         -------------------     -----------------     ----------------     -----------------

Comprehensive Income                                $598,164              $409,215           $1,651,204            $1,173,694
                                         ===================     =================     ================     =================

     Segment Reporting - SFAS No. 131
     --------------------------------
     Revenues from two customers represent approximately 59% and 19% respectively of the Company's revenues for the nine month period ending September 30, 2000.

     Recent Accounting Pronouncements
     --------------------------------

     In December 1999, the Securities and Exchange Commission issued Staff Accounting Bulletin No. 101 ("SAB 101"), Revenue Recognition in Financial Statements. SAB 101 provides guidance for revenue recognition under certain circumstances. The accounting and disclosures prescribed by SAB 101 will be effective for the fourth quarter of fiscal year 2000. The Company is currently evaluating the impact the application of SAB 101 will have on its financial position and results of operations.

     In June 1998, the Financial Accounting Standards Board (the "FASB") issued SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities." This statement establishes the accounting and reporting standards for derivatives and hedging activity. Upon the adoption of SFAS No. 133, all derivatives are required to be recognized in the statement of financial position as either assets or liabilities and measured at fair value. In July 1999 and June 2000, the FASB issued SFAS No. 137 and SFAS No. 138 which deferred the effective date for implementation of SFAS No. 133 to fiscal years beginning after June 15, 2000 and which addressed a limited number of issues causing implementation difficulties for entities that apply SFAS No. 133, respectively. The Company does not believe that the adoption of SFAS 133, as amended, will have a material effect on its financial statements.

     Reclassifications
     -----------------

     Certain reclassifications have been made to conform with the current period's classifications.

3.   RELATED PARTY TRANSACTION
     -------------------------

     The Company recorded revenues of $325,000 and $680,000 for the three months and nine months ended September 30, 2000, respectively, under the terms of a consulting agreement with SpeedTrials.com, Inc. A significant shareholder of the Company's common stock is a principal shareholder in SpeedTrials.com, Inc. The total contract for consulting services is in the amount of $1,000,000 and the revenues are being recognized over the consulting period as services are performed through December 2000.

4.   LINE OF CREDIT
     --------------

     The Company has a line of credit with a commercial bank providing a maximum credit facility of $1 million which bears interest at a rate not to exceed 1% above the bank's prime rate. Borrowings outstanding under the credit line are secured by substantially all of the assets of the Company. No borrowings were outstanding under the credit line at September 30, 2000.

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

The information set forth and discussed below for the nine months ended September 30, 2000 and 1999 is derived from the Financial Statements included elsewhere herein. The financial information set forth and discussed below is unaudited but, in the opinion of management, reflects all adjustments (consisting of normal recurring adjustments) necessary for a fair presentation of such information. The results of operations of the Company for a particular quarter may not be indicative of results expected during the other quarters or for the year.

General
-------

The Company, is a research management organization that designs, coordinates and monitors clinical trials in drug development for some of the world's leading pharmaceutical firms. In addition, using advanced technologies, the Company works extensively in managed care, medical outcomes research and health management programs that focus on compliance and provider/patient behavior modification. Revenue is derived principally from the identification, placement, monitoring and management of clinical development studies in the traditional pharmaceutical, as well as managed care environments.

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

Contracts generally may be terminated by clients with or without cause.
Clinical trials may be terminated or delayed for several reasons, including unexpected results or adverse patient reactions to the drug, inadequate patient enrollment or investigator recruitment, manufacturing problems resulting in shortages of the drug or decisions by the client to de-emphasize or terminate a particular trial or development efforts on a particular drug. Depending on the size of the trial in question, a client's decision to terminate or delay a trial in which the Company participates could have a materially adverse effect on the Company's backlog, future revenue and profitability. Terminated contracts are however, subject to reconciliation with the client and the Company is generally reimbursed for costs expended through the date of cancellation of the contract.

The Company's backlog, which consists of anticipated revenues from signed contracts and letters of intent, is $29 million at September 30, 2000. The Company believes that its backlog as of any date is not necessarily a meaningful predictor of future results.

Three Months Ended September 30, 2000 Compared To Three Months Ended September
------------------------------------------------------------------------------
30, 1999
--------

Revenues for the three months ended September 30, 2000 decreased 14% to $3,501,000 as compared to $4,048,000 for the three month period ended September 30, 1999. Although there was an additional clinical trial in progress during the period ended September 30, 2000, revenue decreased by $547,000 as compared to September 30, 1999 due to a significant short term project that was completed in 1999.

Direct expenses include compensation and other expenses directly related to conducting clinical studies. These expenses decreased by $881,000 from $2,462,000 to $1,581,000 for the three months ended September 30, 1999 and 2000, respectively. The decrease in expenses resulted principally from decreased payments to subcontractors. Direct expenses as a percentage of revenues were 45% for the three months ended September 30, 2000 as compared to 61% for the same period last year. The decrease in relative percent is due to the different cost structures of the clinical studies being conducted and is based on different types of services requested by the Company's clients.

Selling, general and administrative expenses include all administrative and business development personnel expenses, and all other support expenses. Selling, general and administrative expenses for the three months ended September 30, 2000 were $882,000 or 25% of revenues, as compared to $867,000 or 21% of revenues for the same period last year. The net increase of $15,000 reflects increased costs primarily for salaries.

Depreciation and amortization expense decreased $13,000 from $112,000 for the three months ended September 30, 1999 to $89,000 for the three months ended September 30, 2000. The decrease was due primarily to less depreciation expense resulting from certain assets becoming fully depreciated in 2000.

Interest income, net decreased $42,000 from $43,000 for the three months ended September 30, 1999, to $1,000 for the three months ended September 30, 2000. The decrease is primarily due to a lesser amount of cash available for investment in 2000.

The effective income tax rate for the three months ended September 30, 2000 and 1999 was consistent at 37%.

Nine Months Ended September 30, 2000 Compared To Nine Months Ended June 30, 1999
--------------------------------------------------------------------------------

Revenues for the nine months ended September 30, 2000 decreased 8% to $10,640,000 as compared to $11,510,000 for the nine month period ended September 30, 1999. Although an additional clinical trial was in progress during the nine months ended September 30, 2000, revenue decreased by $870,000 as compared to the same period last year due to a significant short term project that as completed in 1999.

Direct expenses include compensation and other expenses directly related to conducting clinical studies. These expenses decreased by $1,590,000 from $6,951,000 to $5,361,000 for the nine months ended September 30, 1999 and 2000, respectively. The decrease in expenses results principally from decreased payments to subcontractors. Direct expenses as a percentage of revenues were 50% for the nine months ended September 30, 2000 as compared to 60% for the same period in the prior year. The decrease in relative percent is due to the different cost structures of the clinical studies being conducted and is based on different types of services requested by the Company's clients.

Selling, general and administrative expenses include all administrative and business development personnel expenses, and all other related expenses. Selling, general and administrative expenses for the nine months ended September 30, 2000 amounted to $2,393,000 or 22% of revenues, as compared to $2,521,000 or 22% of revenues for the same period last year. The decrease of $128,000 reflects increased efficiencies resulting from consolidation within the Company's operating structure.

Depreciation and amortization expense increased $33,000 from $252,000 for the nine months ended September 30, 1999 to $285,000 for the nine months ended September 30, 2000. The increase was due primarily to the depreciation attributable to an additional data management system acquired in the second quarter of 1999.

Interest income, net decreased $71,000 from $91,000 for the nine months ended September 30, 1999 to $20,000 for the nine months ended September 30, 2000. The decrease is primarily due to a lesser amount of cash available for investment in 2000.

The effective income tax rate for the nine months ended September 30, 2000 and 1999 was consistent at 37%.

Liquidity and Capital Resources
-------------------------------

The Company's contracts usually require a portion of the contract amount to be paid at the time the contract is initiated. Additional payments are generally made upon completion of negotiated performance requirements throughout the life of the contract. Cash receipts do not necessarily correspond to costs incurred and revenue recognized (revenue recognition is based on the percentage of completion accounting method). The Company typically receives a low volume of large-dollar receipts. As a result, the number of days outstanding in accounts receivable will fluctuate due to the timing and size of cash receipts. Compared to December 31, 1999, accounts receivable decreased $1,014,000 to $1,812,000 at September 30, 2000 primarily due to the timing of progress payments for clinical trials. Costs and estimated earnings in excess of related billings on uncompleted contracts increased $3,415,000 at December 31, 1999 to $6,457,000 at September 30, 2000. This increase was attributable to ten clinical trials, for which revenues have been recognized in excess of progress billings made to date on those contracts.

The Company's cash and cash equivalents balance at September 30, 2000 was $1,511,000 as compared to $559,000 at December 31, 1999. The increase in cash was primarily due to the completion of certain milestones on contracts resulting in cash receipts from clients and a corresponding decrease in costs and estimated earning in excess of related billings on uncompleted contracts.

The Company purchased $47,000 of equipment in the nine months ended September 30, 2000. The Company anticipates the need for capital expenditures during the remainder of 2000 for computer equipment will be $50,000.

The Company has a line of credit with a commercial bank providing a maximum credit facility of $1 million which bears interest at a rate not to exceed 1 % above the bank's prime rate. Borrowings outstanding under the credit line are secured by substantially all of the assets of the Company. There were no borrowings outstanding under the credit line at September 30, 2000.

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


                                                   COVALENT GROUP, INC.


Dated:  November 14, 2000        By:  /s/Kenneth M. Borow, M.D.
        -----------------             -------------------------
                                         Kenneth M. Borow, M.D.
                                         Chief Executive Officer

Dated:  November 14, 2000        By:   /s/Joseph A. Delikat
        -----------------              --------------------
                                          Joseph A. Delikat
                                          Acting Chief Financial Officer