Form 10KSB
period 2000-12-31
COVALENT GROUP INC
filed 2001-04-17
CIK 856569

================================================================================

                    U.S. SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                  Form 10-KSB
(Mark One)
[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT
    OF 1934 for the fiscal year ended December 31, 2000.

[ ] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT
    OF 1934.

                         Commission file number: 0-21145

                              COVALENT GROUP, INC.
                 (Name of small business issuer in its charter)

           Nevada                                         56-1668867
(State or other jurisdiction of             (I.R.S. Employer Identification No.)
incorporation or organization)


    One Glenhardie Corporate Center,
    1275 Drummers Lane, Suite 100,
         Wayne, Pennsylvania                                      19087
----------------------------------------                        ----------
(Address of principal executive offices)                        (Zip Code)


                    Issuer's telephone number:  610-975-9533

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

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [ ]

State issuer's revenues for its most recent fiscal year: $12,026,633

The aggregate market value of the common stock held by non-affiliates as of March 16, 2001 was $17,391,464.

As of March 16, 2001 there were 12,384,109 shares of common stock outstanding.

                       DOCUMENTS INCORPORATED BY REFERENCE

Portions of the definitive proxy statement to be filed with the Securities and Exchange Commission relative to the Company's 2000 Annual Meeting of Stockholders are incorporated by reference into Part III of this Report.

Transitional Small Business Disclosure Format (check one):  Yes       No  X
                                                                ---      ----
================================================================================

                                     PART I

ITEM 1. DESCRIPTION OF BUSINESS

General

In this discussion, the terms "Company", "we", "us", and "our" refer to Covalent Group, Inc. and subsidiary, except where it is made clear otherwise.

We are a total research management organization which designs and manages clinical trials in the drug and device development process and with associated cost containment and quality of care components. We specialize in Phase I through IV clinical trials for pharmaceutical companies. We offer a full array of integrated services including study design, clinical trial monitoring and management, data management, biostatistical analysis and regulatory affairs services. We are structured to deliver customized high quality solutions to our Fortune 500 and other clients.

We utilize our core expertise of clinical trials management to provide high quality, clinical research for our client base. In addition, experience gained with more than 40 managed care organizations facilitates designing and conducting clinical studies for pharmaceutical clients in a managed care environment, thereby improving the market potential for a drug manufacturer's product. To aid pharmaceutical customers in clinical trials, we have developed proprietary products utilizing interactive speech recognition technology including TeleTrial(R), a clinical trial management system.

We incorporated in August 1989 as West End Ventures, Inc. ("West End") in the state of Nevada. In September 1989, we acquired Future Medical Technologies, Inc. ("FMT"), a New Jersey corporation, and in February 1995, we acquired Covalent Research Alliance Corp ("CRA"), a Pennsylvania corporation. In 1996, we disposed of the stock of FMT. In 1999, we changed our name to Covalent Group, Inc. and merged with CRA to form the current entity.

On November 30, 2000, Covalent Group, Inc. established Covalent Group Ltd, a wholly owned subsidiary in the United Kingdom, to support existing contracts on clinical trials and expand our presence internationally.


Clinical Research Organization ("CRO") Industry Overview

The CRO industry provides independent product development services for the pharmaceutical and biotechnology industries. Generally, CRO's derive substantially all of their revenues from the research and development expenditures of pharmaceutical and biotechnology companies. According to the Pharmaceutical Researchers and Manufacturers of America, global pharmaceutical and biotechnology industries spent an estimated $26 billion in 2000 on research and development. We estimate approximately $14 billion was spent on types of services offered by the CRO industry. Of this amount, we estimate approximately $3.5 billion was outsourced to CRO's.

We believe that the following trends will lead to further growth opportunities for CRO's as pharmaceutical and biotechnology companies continue to increase outsourcing of product development needs:

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

Our Business

We provide a full range of CRO services specializing in clinical studies, including:

          o clinical trial management,

          o data management

          o biostatistical analysis

          o medical and regulatory consulting services.

We provide our services primarily to large pharmaceutical companies. The following table summarizes the concentration of revenues and contracts with significant clients:

              Year Ended December 31, 2000       Year Ended December 31, 1999
              ----------------------------       ----------------------------
               Percentage      Number of        Percentage          Number of
Customer       of Revenues     Contracts        of Revenues         Contracts
--------       -----------     ---------        -----------         ---------

   A                63%             6                47%                5
   B                16%             1                 2%                3
   C                 8%             3                25%                3
   D                 4%             1                18%                2
                    --             --                --                --
                    91%            11                92%               13
                    --             --                --                --

The principal categories of services within an individual project which may be offered to the client are:


Clinical Trials

We utilize over 120 full time personnel and independent contractors with experience in the pharmaceutical and biotech industries that we believe can support the needs of the most rigorous clinical trials. We have assembled an extensive network of clinical investigators and clinical research specialists, which we use to coordinate and conduct clinical research. Clinical investigators in the network are contracted for a specific clinical study, on a case by case basis, where their expertise with a specific disease will insure the highest quality medical care, treatment and clinical evaluation. Our clinical monitors are strategically located throughout the country to reduce the cost of travel to clinical or managed care sites. Our clinical trial services include project coordination, processing of documentation prescribed by various governmental jurisdictions, monitoring services and quality control review.

Data Management

We have automated the data management process associated with clinical trials management through our use and customization of the industry standard software known as clinical trials management systems ("CTMS"). We license Domain Clintrial and Oracle Clinical as our CTMS. The software assists us in the collection, validations, and reporting of clinical results to our pharmaceutical company clients as part of their submission to the Food and Drug Administration ("FDA"), or other regulatory agencies. Our data management professionals provide case report form review and tracking, data entry, integrated clinical/statistical reports, and manuscripts for publication.

Biostatistics

We also provide comprehensive clinical statistics support. Our biostatisticians have extensive pharmaceutical/medical industry experience. Our biostatistical services include clinical trials design, preparing statistical analysis plans, representing clients at the FDA, and creating statistical reports.

Medical and Regulatory Affairs Management

Our medical and regulatory group provides liaison services between our clients and regulatory agencies in the preparation, review and submission of Investigational New Drug ("IND"), New Drug Application ("NDA"), Medical Device Application, and Product License Application ("PLA") documents. Our medical services include medical oversight of studies, review and interpretation of adverse experiences, report writing and development of study protocols. Regulatory services include strategy design, document preparation and client consultation.

Quality Assurance and Compliance

We also provide field inspections that include investigator audits, presubmission protocol compliance audits, Good Clinical Practice audits and staff training. Good Clinical Practice represents compliance with FDA and international guidelines and regulations regarding the conduct of clinical trials.

Interactive Voice Recognition System

We have developed and deployed a proprietary interactive voice recognition technology called TeleTrial(R).

TeleTrial(R), a tool to assist in the management of clinical trials, has four standard modules. They are study management, site management, supplies management, and subject management modules.

     o The study management module maintains and tracks relevant information about study personnel including a name, address, telephone number, facsimile and email addresses. Standard reports are available in this module.

     o The site management module maintains and tracks relevant information about the study site including study-related identification numbers, site study personnel, internal contacts for financial and regulatory issues, and site pharmacies if relevant. Standard reports are available in this module.

     o The subject management module facilitates subject enrollment from the screening phase of the study through randomization. TeleTrial(R) provides centralized enrollment and randomization 24 hours per day, seven days per week. Study sites are able to randomize a patient, dispense drugs at a visit, discontinue a patient, and review patient information. The standard module is designed to accommodate unlimited strata and unlimited arms per strata.

          The subject management module also has the ability to collect subjective patient data in the form of a questionnaire, survey, or a patient diary. This module is accessed by patients and makes use of the speech recognition interface.

     o The supplies management module maintains and tracks the study medication inventory and allocates study medication to subjects. The drug allocation feature of this module is directly linked to the subject enrollment database and has the capability to track which clinical and drug supplies are available at the study site, which drugs should be dispensed according to the subject randomization, and the time interval between dispensing of drugs. A fax system provides hard copy reports which are used as source data at the study site or clinical pharmacy.

The TeleTrial(R) system has been designed, built, tested and documented for use in federally regulated clinical trials.


Clinical Trials Software Development

We are collaborating with SpeedTrials.com, Inc., an internet venture, to develop a web-based clinical research management application.

Competition

We compete against internal research departments of pharmaceutical companies, biotechnology companies and other CROs. The CRO industry is highly fragmented with several hundred small, limited service providers, and thirteen larger firms with revenues in excess of $50 million each. The largest CROs are OmniCare, Inc., Quintiles Transnational Corp.; Covance Inc.; and MDS, Inc. These and other competitors have substantially greater capital and technical resources than we do.

Competitive factors that may influence a client's decision in choosing a CRO include previous experience, references from existing clients, experience with a particular type of project or area of clinical development, the quality and timeliness of contract research, ability to recruit investigators and the ability to provide a full range of services required by the client, the ability to organize and manage large scale trials, data base management capabilities, the ability to provide statistical and regulatory services and the ability to integrate information technology with systems to improve the effectiveness of contract research and price. We believe we compete favorably in these respects.

Contractual Arrangements

Compensation for services is contracted at a fixed price, but may include some variable components, and can cover a period of several months to several years. A portion of the contract fee is typically paid when a clinical trial is initiated, and the contract provides for milestone payments throughout the duration of the trial. Contracts can generally be terminated at any time by the client, but are usually subject to termination fees. Contracts may be terminated for a number of reasons including insufficient patient enrollment, unexpected results in the clinical trial or a client's decision to terminate development of a particular drug.

Backlog

Backlog consists of anticipated revenue from contracts that have been signed but not yet completed. Once a project commences, revenue is recognized on a percentage of completion basis, which is consistent with industry practice and generally accepted accounting principles.

As of December 31, 2000, our backlog amounted to approximately $28 million as compared to approximately $25 million at December 31, 1999. We believe backlog at any given time is not necessarily a meaningful indicator of future revenues. Clinical trials can be modified or terminated by the client for, among other reasons, any of the reasons mentioned above.

Potential Liability

We attempt to manage our liability risk through contractual indemnification provisions with the clients and investigators we hire on behalf of our clients and through insurance. The contractual indemnifications generally do not protect us against certain of our own actions or the actions of our independent contractors or employees such as negligence. The contractual arrangements are subject to negotiation with clients, and the terms and scope of such arrangements vary from client to client and from trial to trial. Although most of our clients are large well-capitalized companies, the financial performance of these indemnitors is not secured. Therefore, we bear the risk that the indemnifying party may not have the financial ability to fulfill its indemnification obligations. We maintain professional liability insurance which covers drug safety issues as well as data processing errors and omissions. We could be materially and adversely affected if we are required to pay damages or incur defense costs in connection with a claim that is beyond the scope of an indemnity provision or beyond the level of insurance coverage or where the indemnifying party does not fulfill its indemnification obligations. However, we believe that our current insurance coverage is adequate.

Employees

At December 31, 2000, we employed 72 full time personnel and contracted with approximately 50 independent contractors on an as-needed basis. None of the employees are represented by a labor union, and we believe our relations with employees and independent contractors are good.

Intellectual Property

We have developed certain computer software and technically derived procedures that provide services which are intended to maximize the quality and effectiveness of our services. Although our intellectual property rights are important to our results of operations, we believe that such factors as the technical expertise, knowledge, ability and experience of our professionals are more important, and that, overall, these technological capabilities provide significant benefits to our clients.

Government Regulation

The clinical and analytical services performed by us are subject to various regulatory requirements designed to ensure the quality and integrity of the data or products of these services. The regulations, among other things, require that written, standard operating procedures ("SOPs") are followed during the conduct of studies and for the recording, reporting and retention of study data and records. The industry standard for the conduct of clinical research and development studies is embodied in good clinical practice ("GCP") regulations and guidelines. The FDA and many other regulatory authorities require that study results and data submitted to such authorities are based on studies conducted in accordance with GCP provisions and a set of regulations relating to the testing of investigational new drugs("INDs"). These provisions include: (i) complying with specific regulations governing the selection of qualified investigators;
(ii) obtaining specific written commitments from the investigators and disclosing potential financial conflicts of interest; (iii) verifying that full patient informed consent is obtained; (iv) instructing investigators to maintain records and reports and verifying drug or device accountability.

Records for clinical studies must be maintained for specific periods for inspection by the FDA, European Union ("EU") or other authorities during audits. Non-compliance with GCP or IND requirements can result in the disqualification of data collected during the clinical trial and may lead to debarrment of an investigator if fraud is detected. Our SOPs relating to clinical studies are written in accordance with regulations and guidelines which comply with a global standard, including variations in the regions where they will be used, thus helping to ensure acceptance of the research in product marketing applications. We also comply with International Congress of Harmonization, EU GCP regulations and U.S. GCP regulations for North America.

ITEM 2. DESCRIPTION OF PROPERTY

We lease approximately 14,600 square feet of administrative and corporate offices from an independent third party at One Glenhardie Corporate Center, 1275 Drummers Lane, Wayne, Pennsylvania, through December 2001 at a base rent of $20,325 per month. The rent is subject to increase based on a percentage of the Consumer Price Index. The current rent is $31,640 per month. We have engaged a real estate broker to assist us in locating administration and corporate offices.


ITEM 3. LEGAL PROCEEDINGS

We are from time to time a party to litigation arising in the ordinary course of our business. We are not currently a party to any material litigation.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None.

                                    PART II

ITEM 5. MARKET PRICE FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

Our Common Stock is quoted in the Nasdaq Small Cap Market under the symbol "CVGR". The following table indicates the closing high and low bid sale prices per share of the Common Stock for each quarter within the last two fiscal years.

            Quarterly Period Ended             High Bid            Low Bid
------------------------------------------------------------------------------
1999
               March 31                        $2.46875            $1.5625
               June 30                          2.25000             1.6250
               September 30                     2.46875             1.4375
               December 31                      4.50000             1.7500

2000
               March 31                        $ 7.5000            $3.0000
               June 30                           5.1250             3.5675
               September 30                      4.7500             2.7500
               December 31                       3.0000             1.3125

As of March 16, 2001, there were more than 800 holders of record of our Common Stock, however, we believe that there are at least an additional 2,000 shareholders in "street name" who beneficially own our Common Stock in various brokerage accounts.

We have never declared a dividend and do not plan to do so in the near future. We have no restrictions on dividend declaration.

ITEM 6. MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS OF
        OPERATIONS AND FINANCIAL CONDITION

                              CAUTIONARY STATEMENT

When used in this Report on Form 10-KSB and in other public statements, both oral and written, by the Company and Company officers, the words "estimate," "project," "intend," "believe," "anticipate" and similar expressions are intended to identify forward-looking statements regarding events and financial trends that may affect our future operating results and financial position. Such statements are subject to risks and uncertainties that could cause our actual results and financial position to differ materially. Such factors include, among others: (i) our success in attracting new business; (ii) the size, duration and timing of clinical trials; (iii) the termination, delay or cancellation of clinical trials; (iv) the intense competition in the industry in which we compete; (v) our ability to obtain financing on satisfactory terms; (vi) the sensitivity of our business to general economic conditions; (vii) other economic, competitive, governmental and technological factors affecting our operations, markets, products, services and prices. We undertake no obligation to publicly release the result of any revision of these forward-looking statements to reflect events or circumstances after the date they are made or to reflect the occurrence of unanticipated events. Please see the risk factors beginning on page 10 for a more complete discussion of factors which could cause our actual results and financial position to change.

General

We are a research management organization that designs, coordinates and monitors clinical trials in drug development for some of the world's leading pharmaceutical firms. Revenue is derived principally from the identification, placement, monitoring and management of clinical development studies.

Clinical research service contracts generally have terms ranging from several months to several years. A portion of the contract fee is generally payable upon execution of the contract, with the balance payable in installments over the life of the contract. Revenues from contracts are generally recognized on the percentage of completion method, measured principally by the total costs incurred as a percentage of estimated costs for each contract.

Contracts generally may be terminated by clients with or without cause. Clinical trials may be terminated or delayed for several reasons, including unexpected results or adverse patient reactions to the drug, inadequate patient enrollment or investigator recruitment, manufacturing problems resulting in shortages of the drug or decisions by the client to de-emphasize or terminate a particular trial or development efforts on a particular drug. Depending on the size of the trial in question, a client's decision to terminate or delay a trial in which we participate could have a materially adverse effect on our backlog, future revenue and profitability.

Results of Operations

     Year ended December 31, 2000 compared to Year ended December 31, 1999

Revenues in 2000 were $12,027,000 for 10 clients compared to $14,747,000 for 8 clients in 1999. In the fourth quarter of 2000, we adopted Securities Exchange Commission Staff Accounting Bulletin ("SAB") 101 and changed our method of revenue recognition from a task-based percentage of completion method to a cost-based percentage of completion method. This resulted in a deferral of approximately $1,700,000 in revenue to future periods and reversal of costs of $848,000 previously recorded to level the gross profit under the task-based method.

Direct expenses include compensation and other expenses directly related to conducting clinical trials. These costs decreased by $2,326,000 from $8,741,000 to $6,415,000 for the years ended December 31, 1999 and 2000, respectively. The decrease in expenses results principally from the lower volume of revenues recognized in 2000 resulting in lesser investigator payments to conduct trials and a reduction in accrued expenses related to the change in revenue recognition of SAB 101. As a percentage of revenues, direct expenses decreased from 59% for the year ended December 31, 1999 to 53% for the year ended December 31, 2000. The decrease in relative percent is due to different cost structures of clinical trials and different types of services requested by our clients.

Selling, general and administrative expenses include the salaries, wages and benefits of all administrative and business development personnel, and all other support expenses not directly related to specific contracts. Selling, general and administrative expenses for the year ended December 31, 2000 amounted to $3,260,000 as compared to $3,471,000 for the prior year. The decrease of $211,000 reflects increased efficiencies resulting from consolidation within our operating structure. As a percentage of revenues, selling, general and administrative expenses increased from 24% in 1999 to 27% in 2000.

Depreciation and amortization increased from $361,000 to $413,000 for the years ended December 31, 1999 and 2000, respectively, due to an increase in property and equipment.

Interest income decreased $67,000 from $108,000 for the year ended December 31, 1999 to $31,000 for the year ending December 31, 2000, due to a reduction in the average daily balance of cash available for short term investment.

Income tax provision for the year ended December 31, 2000 amounted to $834,000, which represents an effective tax rate of 42%, compared to $845,000 for the year ended December 31, 1999, which represents an effective tax rate of 37%. The increase in tax rate is due to an exclusion of net operating losses that were incurred in prior tax years.


     Year ended December 31, 1999 compared to Year ended December 31, 1998

Revenues in 1999 were $14,747,000 and represent services performed for 8 different clients compared to $9,391,000 in 1998 representing services for 16 different clients. In 1999, no single client accounted for more than 25% of total revenues as compared to 1998 when no single client accounted for more than 24% of our total revenues. Although the number of projects worked on declined in 1999, the increase in revenues from 1998 to 1999 is primarily attributable to larger value contracts for clinical trials.

Direct expenses include compensation and other expenses directly related to conducting clinical trials. These costs increased by $2,487,000 from $6,254,000 to $8,741,000 for the years ended December 31, 1998 and 1999, respectively. As a percentage of revenues, direct expenses decreased from 67% for the year ended December 31, 1998 to 59% for the year ended December 31, 1999. The decrease in relative percent is due to different cost structures of the studies based on the work requested by our clients in 1999. In 1999, the mix of work requested by our clients resulted in higher margins as compared to 1998.

Selling, general and administrative expenses include the salaries, wages and benefits of all administrative personnel and business development, and all other support expenses not directly related to specific contracts. Selling, general and administrative expenses for the year ended December 31, 1999 amounted to $3,471,000 as compared to $3,936,000 for the prior year, or a decrease of $465,000. The decrease in expenses reflects increased efficiencies from consolidation within our operating structure. As a percentage of revenues, selling, general and administrative expenses decreased from 42% to 24% for the years ended December 31, 1998 and 1999, respectively. The decrease in such expenses as a percentage of revenues resulted primarily from the increase in revenues.

Depreciation and amortization increased from $226,000 to $361,000 for the years ended December 31, 1998 and 1999, respectively, due to an increase in property and equipment.

Interest income increased $8,000 from $100,000 for the year ended December 31, 1998 to $108,000 for the year ended December 31, 1999.

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


Liquidity and Capital Resources

Our contracts usually require a portion of the contract amount to be paid at the time the contract is initiated. Additional payments are generally made upon completion of negotiated performance requirements throughout the life of the contract. Cash receipts do not necessarily correspond to costs incurred and revenue recognized for most contracts (revenue recognition is based on the percentage of completion accounting method). We typically receive a low volume of large-dollar receipts. As a result, the number of days revenue outstanding in accounts receivable will fluctuate due to the timing and size of cash receipts. Compared to December 31, 1999, accounts receivable decreased $1,174,000 to $1,652,000 at December 31, 2000 primarily due to the timing of progress payments for clinical trials. Cost and estimated earnings in excess of related billings on uncompleted contracts increased $2,135,000 to $5,549,000 at December 31, 2000. The balance at December 31, 2000 of $5,549,000 consists of 2 contracts which individually constitute 51% and 32% of the balance. Billings on uncompleted contracts are anticipated in 2001 based on contract milestones. The increase was due to the timing of progress billings for clinical trials. Accounts payable decreased $1,589,000 to $453,000 at December 31, 2000 due to a reduction in accrued expense on clinical trials upon adoption of SAB 101. Billings in excess of related costs and estimated earnings on uncompleted contracts increased $209,000 to $532,000 at December 31, 2000 due primarily to timing of billings on certain contracts.

Cash and cash equivalents balance at December 31, 2000 was $87,000 as compared to $559,000 at December 31, 1999. The decrease in cash was due to the funding of our operations for the year, primarily capital equipment and the timing of progress payments on milestone completion based contracts.

We purchased $339,000 of equipment in 2000 as compared to $692,000 in 1999. Purchases in 2000 were primarily for computers and office equipment. We entered into capital leases in 2000 and recorded a capital lease asset of $121,000 for computer equipment.

We have a demand line of credit with a commercial bank providing a maximum credit facility of $1 million which bears interest at a rate not to exceed 1% point above the bank's prime rate. Borrowings outstanding under the credit line are secured by substantially all of our assets. No borrowings were outstanding under the credit line at December 31, 2000. On March 30, 2001, the line of credit was renewed through May 31, 2001 and was increased to $1,500,000 on the same terms.

Our principal cash needs on both a short and long-term basis are for the funding of our operations, and capital expenditure requirements. We expect to continue expanding our operations through internal growth, expansion of our existing services, and the development of new service products for clinical research and the healthcare industry. We expect such activities to be funded from existing cash and cash equivalents, cash flow from operations and our line of credit.

We believe that our operations and financial results are not materially affected by inflation.

Risk Factors

There are various risks associated with us and our business, including the ones discussed below. Careful consideration of these risk factors should be given, as well as the other information contained in this Form 10-KSB, in evaluating us and our business.

     Our clients are concentrated, and the loss of one of our largest clients could cause revenues to drop quickly and unexpectedly.

The following table summarizes the concentration of revenues and contracts with significant clients:

                   Year Ended December 31, 2000   Year Ended December 31, 1999
                   ----------------------------   ----------------------------
                    Percentage       Number of      Percentage      Number of
Customer            of Revenues      Contracts      of Revenues     Contracts
--------            -----------      ---------      -----------     ---------

    A                   63%             6               47%              5
    B                   16%             1                2%              3
    C                    8%             3               25%              3
    D                    4%             1               18%              2
                        --             --               --              --
                        91%            11               92%             13
                        --             --               --              --

Our revenues are highly dependent on research and development expenditures by the pharmaceutical industry. Decreases in these expenditures, including decreases resulting from an economic downturn in this industry or from mergers or other consolidations, could have a material adverse effect on our business. Additionally, we have benefited from the trend in the pharmaceutical industry to outsource an increasing percentage of its clinical trial projects. A reversal of this trend would have a material adverse effect on our business and its revenues.

     The loss or delay of large contracts would materially hurt revenues and business.

Most of our service contracts are terminable without cause by a client with 30 days prior notice. Our clients may terminate or delay contracts for a variety of reasons, including:

     o    the failure of drugs being tested to meet safety requirements;

     o    unexpected or undesired clinical results of the product;

     o    the client's decision to forego a particular study;

     o    insufficient patient enrollment or investigator recruitment; or

     o    production problems resulting in shortages of the drug.

We believe that several factors, including increased cost containment pressures associated with healthcare reform, have caused pharmaceutical companies to apply more stringent criteria to the decision to proceed with clinical trials and therefore may result in a greater willingness of these companies to cancel contracts. The loss or delay of a large contract would have a material adverse effect on our business, results of operations and financial condition.

     Loss of key personnel, or failure to attract and retain additional personnel, may cause the success and growth of our business to suffer.

We rely on a number of key executives including Kenneth M. Borow, M.D., Chief Executive Officer, and David Weitz, Vice President and Chief Information Officer. Although we have an employment agreement with Dr. Borow, we do not have employment agreements with any other key personnel. The loss of services of any of the key executives could have a material adverse effect on our business, results of operations and financial condition. Furthermore, our performance also depends on our ability to attract and retain qualified professional, scientific and technical operating staff. We cannot be certain that we will be able to continue to attract and retain qualified staff.

     Intense competition and increasing consolidation in the CRO industry could create stronger competitors and harm business.

We compete against in-house departments of pharmaceutical companies and against other CROs, most of which possess substantially greater capital, technical and other resources than we do. CROs generally compete on the basis of previous experience, medical and scientific expertise in specific therapeutic areas, the quality of contract research, the ability to organize and manage large scale trials, database management capabilities, the ability to provide statistical and regulatory services, the ability to recruit investigators, the ability to integrate information technology with systems to improve the effectiveness of contract research and price. Our failure to compete effectively in any one or more of these areas could have a material adverse effect on our business, results of operations and financial condition.

The CRO industry is highly fragmented with several hundred CROs ranging from small, limited service providers to full service CROs with global drug development operations. However, the industry is consolidating. This consolidation is due, in part, to the decision by pharmaceutical companies to contract with fewer CROs, to streamline the outsourcing process by entering into preferred provider relationships with a few CROs or awarding a smaller number of large contracts to qualified CROs. This trend is likely to increase competition among the larger CROs and may lead to price erosion and other forms of competition that could have a material adverse effect on our business, results of operations and financial condition.

     Management of Growth

To manage our growth, we must continue to improve our operating and administrative systems, as well as retain and assimilate qualified management and professional, scientific and technical personnel. Failure to manage growth effectively could have a material adverse effect on our business, results of operations and financial condition.

     Volatility of Quarterly Operating Results

Our quarterly operating results have been and will be subject to volatility due to factors such as the commencement, delay, completion or cancellation of significant contracts and the mix of contracted services. Because a large portion of our operating costs are fixed, variations in the timing and progress of large contracts or of multiple contracts can have a material effect on our quarterly results. We believe that quarter-to quarter comparisons of operating results may not be a good indication of our future performance, nor would operating results for any particular quarter be indicative of future operating results. In some future quarters, operating results may be below the expectations of the public market analysts and investors. In such event, the price of our common stock may decrease.

     Potential Liability

Clinical research services involve the testing of new drugs on human volunteers pursuant to a study protocol that has been approved by an impartial review board composed of medical and non-medical members. Such testing involves risk of liability for personal injury or death to patients due to, among other reasons, possible unforeseen adverse side effects or improper administration of a new drug. Many of these patients are already seriously ill and are at risk of further illness or death. While we are not aware of any event which would likely have a material adverse impact on our financial condition, we could be materially and adversely affected if we were required to pay damages or incur defense costs in connection with a claim that is outside the scope of our indemnity or insurance coverage, or if the indemnity, although applicable, is not performed in accordance with our terms or if our liability exceeds the amount of applicable insurance. Additionally, there can be no assurance that such insurance coverage will continue to be available on terms acceptable to us.

     Dependence on Government Regulation

Our business depends on strict regulation of the drug development process by the federal government. Changes in regulations, including a relaxation in regulatory standards or the introduction of streamlined drug approval procedures, could materially adversely affect the demand for our services. Furthermore, our failure to comply with current regulations regarding conduct of a clinical trial could result in termination of ongoing research or disqualification of data for submission to regulatory authorities.

     Uncertainty in Healthcare Industry

The healthcare industry is subject to changing political, economic and regulatory influences that may affect the pharmaceutical industry. Implementation of comprehensive or incremental government healthcare reform, as well as industry wide healthcare cost containment pressures, may adversely affect research and development expenditures by pharmaceutical companies, which could decrease the business available to the CRO industry. We are unable to predict the likelihood of healthcare legislation being enacted or the effects such legislation would have on us.

     The market price of our stock may fluctuate widely.


The market price of our common stock is subject to wide fluctuations in response to quarterly variations in operating results, including evolving business prospects, market conditions in the industry, prospects of healthcare reform, changes in government regulation and general economic conditions. Additionally, the stock market has from time to time experienced extreme price and volume fluctuations in the shares of certain issuers, which in some cases have been unrelated to the operating results of the particular company affected. Because our common stock currently trades at a high price to earnings ratio, due in part to analysts' expectations of continued growth of companies in the CRO industry, even a relatively small shortfall from earnings expectations can cause an immediate and substantial decline in the common stock price.

     We do not intend to pay dividends.

We have never declared or paid any cash dividends on our common stock. We currently intend to retain any future earnings for funding growth and, therefore, do not expect to pay any dividends in the foreseeable future.

     Failure to maintain Nasdaq SmallCap Market maintenance criteria could negatively impact the liquidity and market price of our common stock.

Our common stock began trading on the Nasdaq SmallCap Market in December 1997. The Nasdaq SmallCap Market imposes continued listing requirements on all securities listed on this market. These requirements include, among other things, that we maintain net tangible assets of $2 million or more, or market capitalization of $35 million or more, or net income in the latest fiscal year or two of the last three fiscal years of $500,000 or more. In addition, the Nasdaq SmallCap Market requires that the shares listed maintain a minimum bid price of $1.00 per share. While we presently believe that we meet all of the Nasdaq SmallCap continued listing requirements, we cannot be certain that we will continue to meet such requirements in the foreseeable future. Accordingly, we run the risk of having our common stock delisted from the Nasdaq SmallCap Market if we fail to continue to meet the quantitative and qualitative continued listing standards. If such delisting occurs, our common stock would be traded in the over-the-counter market.

     The potential for our common stock shares to become a "penny stock" may affect our liquidity.

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

Market Risk

Market risk is the potential loss arising from adverse changes in the market rates and prices, such as foreign currency rates, interest rates, and other relevant market rate or price changes. In the ordinary course of business, we are exposed to various market risks, including changes in foreign currency exchange rates, interest rates and equity price changes, and we regularly evaluate our exposure to such changes. We do not hold or issue derivative instruments for trading or risk management purposes.

ITEM 7. FINANCIAL STATEMENTS

Our financial statements listed below are contained herein beginning at page F-1:

          (a) Financial Statements

          Independent Auditors' Report                       F-1

          Report of Independent Public Accountants           F-2

          Consolidated Balance Sheets                        F-3

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


ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

On October 31, 2000, we replaced Arthur Andersen LLP ("Andersen"), our previous independent public accountants, with Deloitte & Touche LLP in accordance with a resolution of our board of directors. Andersen previously audited our financial statements for the years ended December 31, 1997 through December 31, 1999. The reports of Andersen in our financial statements for the years ended December 31, 1997 through December 31, 1999, did not contain an adverse opinion or a disclaimer of opinion and were not qualified or modified as to uncertainty, audit scope or accounting principles. During the same period, there were no disagreements with Andersen on any matter of accounting principles or practices, financial statement disclosure or auditing scope or procedure.

                                    PART III

ITEM 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE ACT

The following are our current Executive Officers and Directors as of March 16, 2001.


Name                             Age                 Position(s) Held
----                             ---                 ----------------

Kenneth M. Borow, M.D.            52  Chief Executive Officer, President, Director

Anthony Cerami, Ph.D.             60  Chairman of the Board, Director

James J. Cappola, M.D., Ph.D.     57  Chief Medical Officer, Executive Vice President

Donald C. Holdsworth              46  Director

Stephen E. Sallen, M.D.           59  Director

David Weitz                       50  Chief Information Officer, Secretary, Treasurer

Joseph A. Delikat                 54  Principal Accounting Officer, Director

Management Biographies

Brief biographies of our Directors and Officers are set forth below. All Directors are elected annually and hold office until the next annual stockholders meeting or their earlier resignation, retirement, removal, disqualification, death or their successors have been elected and qualified. Vacancies in the existing Board are filled by majority vote of the remaining Directors. Our officers serve at the will of the Board of Directors.

Kenneth M. Borow, M.D., Chief Executive Officer, President and Director joined us in 1997 as Chief Medical Officer. For the previous four years, Dr. Borow was Senior Director, Medical Research Associates Department, Merck Research Laboratories where he directed clinical research operations for 163 different protocols, and developed a Merck-based contract group consisting of field monitors, data coordinators and statisticians. Previously, he was a Professor of Medicine and Pediatrics at the University of Chicago, and originator of a worldwide clinical research program in cardiac function which included investigative sites in the United States, United Kingdom, Norway, Israel and South Africa. Dr. Borow graduated from the Temple Medical School in 1974. Dr. Borow is a Harvard-trained Internist, Pediatrician, Adult Cardiologist and Pediatric Cardiologist.

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

James J. Cappola, M.D., Ph.D., Chief Medical Officer, and Executive Vice President, joined us in May 2000. Prior to joining Covalent, he was Senior Vice President, Clinical Development, North America for Medeva Pharmaceuticals. His background includes senior level positions at Merck & Co., Inc., Phoenix International Life Sciences, Inc., Horus Therapeuticis,Inc. and Cephalon.

Donald C. Holdsworth, Director. Mr. Holdsworth was appointed a Director in January 2000. He currently provides consultative services to various companies. From 1995 to 1997, he served as a Senior Vice President Worldwide Marketing at Merck & Co., Inc. Previously, he held senior management positions at PepsiCo Inc. Prior to joining PepsiCo in 1991, he was a partner with the consulting firm of McKinsey & Company.

Stephen E. Sallen, M.D., Director. Dr. Sallen was appointed a director in May 2000. He is currently the Firm Chief of Oncology and Chairman of the Investigational Review Board at the Dana-Farber Cancer Institute, Vice Chair for Clinical Research at Children's Hospital in Boston, and a member of the Scientific Advisory Board at the St. Jude Children's Research Hospital in Memphis, Tennessee. From 1981 to 1995 he was Clinical Director of Pediatric Oncology, Dana-Farber Cancer Institute.

Joseph A. Delikat. Principal Accounting Officer and Director, joined us in 1997. He has over 25 years of diverse domestic and international financial management experience. From 1989 to September 1997, he was Corporate Controller and Officer for Scott Specialty Gases, Inc., a manufacturer of calibration and medical gases. Previously, he was employed by Graphco American Charts and Leeds & Northrup Co.

David Weitz, Secretary and Treasurer, joined us in 1995 when he was appointed Chief Information Officer. He is responsible for the planning, implementation, and use of information technologies. Prior to January 1995 and since 1985, he was the Manager of Technical Support and Training for Merck Research Laboratories where he was responsible for planning, implementing and operating a computer technical support program and computer application training program for all divisional employees located at 5 geographical locations.

Effective January 26, 2000, Bruce LaMont resigned as our President, Chief Executive Officer and Director, and John J. Whittle resigned as a Director in connection with a change in control of the Company.

Effective October 31, 2000, William K. Robinson retired as our Chief Financial Officer and Director.

Section 16(a) Beneficial Ownership Reporting Compliance

Information concerning Beneficial Ownership Reporting Compliance is incorporated herein by reference to the similarly titled section in our definitive proxy materials for our 2001 Annual Meeting Stockholders.

ITEM 10. EXECUTIVE COMPENSATION

Information concerning Executive Compensation is incorporated herein by reference to the similarly titled section in our definitive proxy materials for our 2001 Annual Meeting of Stockholders.

ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

     a. Information concerning Security Ownership of Certain Beneficial Owners is incorporated herein by reference to the similarly titled section in our definitive proxy materials for our 2001 Annual Meeting of Stockholders.

     b. Information concerning Security Ownership of Management is incorporated herein by reference to the similarly titled section in our definitive proxy materials for our 2001 Annual Meeting of Stockholders.

ITEM 12. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

     None.

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

          10.1 1996 Stock Option Plan. (2)

          10.2 1995 Stock Option Plan. (3)

          10.3 Lease between Dean Witter Realty Income Partnership II and Covalent Group, Inc. dated November 14, 1996. (3)

          10.4 Credit Agreement with First Union Bank dated April 25, 1997. (1)

          10.5 Stock Purchase Warrant Agreement between Berkshire International Finance, Inc. and Covalent Group, Inc. dated June 20, 1996. (4)

          10.6 Stock Purchase Warrant Agreement between S&F Consulting, Inc. and Covalent Group, Inc. dated June 20, 1996. (5)

          10.7 Stock Purchase Warrant Agreement between S&F Consulting, Inc. and Covalent Group, Inc. dated May 8, 1996. (6)

          10.8 Form of Employment Agreement between Covalent Group, Inc. and Kenneth M. Borow. (7)

          10.9 Amended and Restated Covalent Group, Inc. 1996 Stock Incentive Plans.

          21   Subsidiaries of the Registrant.(3)

          23.1 Consent of Arthur Andersen LLP

          23.2 Consent of Deloitte & Touche LLP

     (b) Form 8-K

         On November 7, 2000, we reported on Form 8-K that we had dismissed Arthur Andersen LLP as our independent auditors and replaced Andersen with Deloitte & Touche LLP.

         On November 16, 2000, we filed an amended Form 8-K which amended the Form 8-K filed on November 7, 2000.

----------
(1) Filed as an exhibit, to our Amendment No. 1 to our Report Form 10-KSB (No. 0-21145) filed with the Securities & Exchange Commission on July 15, 1998 and incorporated herein by reference.

(2)  Incorporated by reference from Proxy Statement for 1996 Annual Meeting.

(3) Filed as an exhibit to our Report on Form 10-KSB (No. 0-21145) filed with the Securities and Exchange Commission on March 30, 1998 and incorporated herein by reference.

(4) Incorporated by reference to Exhibit 4.1 to our Amendment No. 1 to Form S-3 filed July 15, 1998 (File No. 333-51079).

(5) Incorporated by reference to Exhibit 4.2 to our Amendment No. 1 to Form S-3 filed July 15, 1998 (File No. 333-51079).

(6) Incorporated by reference to Exhibit 4.3 to our Amendment No. 1 to Form S-3 filed July 15, 1998 (File No. 333-51079).

(7) Incorporated by reference to Exhibit 99.6 to the Schedule 13D filed by Covalent Partners, LLC on November 10, 1999, as amended.

(8) Incorporated by reference to Annex A of our definitive proxy statement dated May 1, 2000.

                              COVALENT GROUP, INC.
                        CONSOLIDATED FINANCIAL STATEMENTS
                     YEARS ENDED DECEMBER 31, 2000 AND 1999

                                      INDEX
                                      -----
                                                                            Page
                                                                            ----

Independent Auditors' Report - December 31, 2000 .........................   F-1

Report of Independent Public Accountants - December 31, 1999 .............   F-2

Consolidated Balance Sheets ..............................................   F-3

Consolidated Statements of Operations ....................................   F-4

Consolidated Statements of Stockholders' Equity ..........................   F-5

Consolidated Statements of Cash Flows ....................................   F-6

Notes to Consolidated Financial Statements ...............................   F-7

                          INDEPENDENT AUDITORS' REPORT



The Board of Directors and Stockholders of:
Covalent Group, Inc.
Wayne, Pennsylvania


We have audited the accompanying consolidated balance sheet of Covalent Group, Inc. and subsidiary (the "Company") as of December 31, 2000, and the related consolidated statements of operations, stockholders' equity, and cash flows for the year then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of Covalent Group, Inc. and subsidiary at December 31, 2000, and the results of their operations and their cash flows for the year then ended, in conformity with accounting principles generally accepted in the United States of America.

As discussed in Note 11 to the consolidated financial statements, the Company changed its method of revenue recognition during the fourth quarter of the year ended December 31, 2000.


Deloitte & Touche LLP

Philadelphia, Pennsylvania
March 16, 2001

                    REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS



To Covalent Group, Inc.:


We have audited the accompanying balance sheet of Covalent Group, Inc. (a Nevada corporation) as of December 31, 1999 and the related statements of operations, stockholders' equity and cash flows for the year then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with auditing standards generally accepted in the United States. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free to material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Covalent Group, Inc. as of December 31, 1999, and the results of its operations and its cash flows for the year then ended in conformity with accounting principles generally accepted in the United States.


                                                             Arthur Andersen LLP

Philadelphia, Pennsylvania
February 18, 2000

                              Covalent Group, Inc.
                           Consolidated Balance Sheets

                                                             December 31,
                                                         2000            1999
                                                      -----------    -----------
Assets
Current Assets
   Cash and cash equivalents ......................   $    86,977    $   558,528
   Restricted cash ................................       612,522        697,050
   Accounts receivable ............................     1,652,487      2,826,319
   Prepaid expenses and other .....................       297,013        131,711
   Costs and estimated earnings in excess of
     related billings on uncompleted contracts ....     5,549,457      3,414,930
                                                      -----------    -----------
         Total Current Assets .....................     8,198,456      7,628,538
                                                      -----------    -----------

Property and Equipment, Net .......................       999,070      1,073,127

Deferred Income Taxes .............................        78,961             --

Other Assets ......................................        34,073         40,507
                                                      -----------    -----------

Total Assets ......................................   $ 9,310,560    $ 8,742,172
                                                      ===========    ===========

Liabilities and Stockholders' Equity
Current Liabilities
   Accounts payable ...............................   $   452,643    $ 2,042,419
   Accrued expenses ...............................       442,001        212,919
    Income tax payable ............................       720,260        160,966
   Obligations under capital leases ...............        34,723             --
   Billings in excess of related costs and
    estimated earnings on uncompleted contracts ...       531,641        322,571
   Customer advances ..............................       813,974      1,245,696
                                                      -----------    -----------
         Total Current Liabilities ................     2,995,242      3,984,571
                                                      -----------    -----------

Long Term Liabilities
   Obligations under capital leases ...............        75,286             --
                                                      -----------    -----------
     Total Long Term Liabilities ..................        75,286             --
                                                      -----------    -----------
Total Liabilities .................................     3,070,528      3,984,571
                                                      -----------    -----------

Commitments and Contingencies

Stockholders' Equity
   Common stock,  $.001 par value 25,000,000 shares
      authorized, 12,213,309 and 12,081,425
      shares issued respectively ..................        12,213         12,081
   Additional paid-in capital .....................     9,915,656      9,432,631
   Accumulated deficit ............................    (3,636,926)    (4,636,795)
   Accumulated other comprehensive income (loss) ..          (595)            --
                                                      -----------    -----------
      Less: .......................................     6,290,348      4,807,917
         Treasury stock, at cost, 12,500 shares ...       (50,316)       (50,316)
                                                      -----------    -----------
         Total Stockholders' Equity ...............     6,240,032      4,757,601
                                                      -----------    -----------

Total Liabilities and Stockholders' Equity ........   $ 9,310,560    $ 8,742,172
                                                      ===========    ===========

                     The accompanying notes are an integral
                part of these consolidated financial statements.

                              Covalent Group, Inc.
                      Consolidated Statements Of Operations

                                                      Years Ended December 31,
                                                      ------------------------
                                                       2000               1999
                                                       ----               ----
Revenues .......................................    $12,026,633     $14,746,965

Operating Expenses
    Direct .....................................      6,415,097       8,740,943
    Selling, general and administrative ........      3,260,285       3,470,637
    Depreciation and amortization ..............        412,637         360,931
                                                   ------------    ------------

Total Operating Expenses .......................     10,088,019      12,572,511
                                                   ------------    ------------

Income from Operations .........................      1,938,614       2,174,454

Interest Income ................................         31,352         108,486
                                                   ------------    ------------

Income before Income Taxes and Cumulative
   Effect of Accounting Change .................      1,969,966       2,282,940

Income Tax Provision ...........................        833,788         844,674
                                                   ------------    ------------


Income before Cumulative
    Effect of Accounting Change ................      1,136,178       1,438,266
                                                   ------------    ------------

Cumulative Effect of Change in
   Accounting for Revenue Recognition,
   Net of Tax of $93,167 .......................        136,309              --
                                                   ------------    ------------

Net Income .....................................   $    999,869    $  1,438,266
                                                   ============    ============

Net Income per Common Share

Basic:
   Before cumulative effect of accounting change          $0.09           $0.12

   Accounting Change ...........................         ($0.01)             --
                                                          -----           -----

Earnings per Common Share ......................          $0.08           $0.12
                                                          =====           =====

Diluted:
   Before cumulative effect of accounting change          $0.09           $0.12

   Accounting Change ...........................         ($0.01)             --
                                                          -----           -----

Earnings per Common Share ......................          $0.08           $0.12
                                                          =====           =====

Weighted Average Common and Common Equivalent
 Shares Outstanding
   Basic .......................................     12,167,622      12,059,207
   Diluted .....................................     12,931,915      12,485,003

                     The accompanying notes are an integral
                part of these consolidated financial statements.

                                                         COVALENT GROUP, INC.
                                           CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY

                                                                                            Accumulated
                                              Common     Common   Additional                   Other        Treasury
                                              Stock      Stock     Paid-In   Accumulated   Comprehensive     Stock
                                              Shares     Amount    Capital     Deficit         Income        Amount       Total
                                          ---------------------------------------------------------------------------------------

BALANCE,
  DECEMBER 31, 1998                         12,071,425   $12,071  $9,384,135 $(6,075,061)              -    $(50,316)  $3,270,829

Comprehensive income:
Net income                                                     -           -   1,438,266               -           -    1,438,266
Unrealized loss on investment                                  -           -           -        $(37,375)          -      (37,375)
Realized loss on investment                                    -           -           -          37,375           -       37,375
                                                                                                                       ----------

Total comprehensive income                                                                                              1,438,266
Exercise of stock options                       10,000        10      16,959           -               -           -       16,969
Capital contribution                                           -      31,537           -               -           -       31,537
                                          ---------------------------------------------------------------------------------------

BALANCE,
  DECEMBER 31, 1999                         12,081,425   $12,081  $9,432,631 $(4,636,795)              -    $(50,316)  $4,757,601

Comprehensive income:
Net income                                                     -           -     999,869                           -      999,869
Foreign currency transaction adjustment                                                         $   (595)                    (595)
                                                                                                                      -----------

Total comprehensive income                                                                                                999,274
Exercise of stock options                     131,884       132      315,731           -               -           -      315,863
Compensation expense for options
   issued to non-employees                                    -       88,900           -               -           -       88,900
Tax benefit of options exercised                                      78,394                                               78,394
                                          ---------------------------------------------------------------------------------------

BALANCE,
  DECEMBER 31, 2000                         12,213,309   $12,213  $9,915,656 $(3,636,926)       $   (595)   $(50,316)  $6,240,032
                                            ==========   =======  ========== ===========        ========    ========   ==========


                     The accompanying notes are an integral
                part of these consolidated financial statements.

                              Covalent Group, Inc.
                      Consolidated Statements of Cash Flows

                                                                 Years Ended December 31,
                                                                    2000           1999
                                                                  --------        -------
Operating Activities:

Net income .................................................      $999,869     $1,438,266
Adjustments to reconcile net income to
     net cash provided by (used in) operating activities
    Depreciation and amortization ..........................       412,637        360,931
     Investment loss .......................................            --         37,375
     Deferred income taxes .................................       (78,961)       475,239
     Compensation expense for options issued to non-employees       88,900         31,537

     Changes in assets and liabilities
     Decrease (increase) in -
      Restricted cash ......................................        84,528        302,950
      Accounts receivable ..................................     1,173,832       (292,036)
      Prepaid expenses and other ...........................      (165,302)       163,978
      Costs and estimated earnings in excess
       of related billings on uncompleted contracts ........    (2,134,527)    (2,811,704)
      Other assets .........................................         6,434        (18,748)
     Increase (decrease) in -
      Accounts payable .....................................    (1,589,776)       979,855
      Accrued expenses .....................................       229,082        (71,685)
      Income taxes payable .................................       559,294        150,118
      Billings in excess of related costs and
       estimated earnings on uncompleted contracts .........       209,070       (967,399)
      Customer advances ....................................      (431,722)       245,696
                                                                  --------        -------

Net Cash (Used In) Provided By Operating Activities ........      (636,642)        24,373
                                                                  --------        -------

Investing Activities:

Purchases of property and equipment ........................      (218,344)      (691,770)
                                                                  --------        -------

Net Cash Used In Investing Activities ......................      (218,344)      (691,770)
                                                                  --------        -------

Financing Activities:
Principal repayments of obligations under capital leases ...       (10,227)            --
Borrowings under line of credit ............................       435,000             --
Repayments on line of credit ...............................      (435,000)            --
Proceeds from and tax benefit of exercise of stock options .       394,257         16,969
                                                                  --------        -------

Net Cash Provided By Financing Activities ..................       384,030         16,969
                                                                  --------        -------

Effect of Exchange Rate Changes on Cash and Cash Equivalents          (595)            --

Net Decrease In Cash and Cash Equivalents ..................      (471,551)      (650,428)

Cash and Cash Equivalents, Beginning of Year ...............       558,528      1,208,956
                                                                  --------        -------

Cash and Cash Equivalents, End of Year .....................       $86,977       $558,528
                                                                   =======       ========

                     The accompanying notes are an integral
                part of these consolidated financial statements.

                              Covalent Group, Inc.
                   Notes To Consolidated Financial Statements

1.   DESCRIPTION OF BUSINESS:

     In this discussion, the terms, "Company", "we", "us", and "our", refer to Covalent Group, Inc. and subsidiary, except where it is made clear otherwise.

     We are a contractual research organization, providing clinical research and development services to pharmaceutical, biotechnology, medical service and managed care organizations. We initiate, design and monitor clinical trials, manage and analyze clinical data and offer other related services and products.

     Effective on April 30, 1999, Covalent Research Alliance Corporation ("CRA") was merged into Covalent Group, Inc. CRA was our only subsidiary during 1998 and through the merger date. Effective November 30, 2000, we established Covalent Group, LTD in the United Kingdom, a wholly owned subsidiary.



2.   SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES:

     Consolidation

     The consolidated financial statements for 2000 and 1999 include our accounts and the accounts of our wholly owned subsidiary. Intercompany transactions and balances have been eliminated in consolidation.

     Use of Estimates

     The preparation of consolidated financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the period. Actual results could differ from those estimates.

     Revenue Recognition

     Revenues are earned by performing services primarily under fixed-price contracts. Revenues from contracts are recognized on the percentage of completion method, measured principally by the total costs incurred as a percentage of estimated total costs for each contract (see Note 11). The estimated total costs of contracts are reviewed and revised periodically throughout the lives of the contracts with adjustments to revenues resulting from such revisions being recorded on a cumulative basis in the period in which the revisions are made. Hence, the effect of the changes on future periods of contract performance is recognized as if the revised estimates had been the original estimates. Because of the inherent uncertainties in estimating costs, it is at least reasonably possible that the estimates used will change in the near term and could result in a material change. Costs and estimated earnings in excess of related billings on uncompleted contracts represents revenue recognized in excess of amounts billed. Billings in excess of related costs and estimated earnings on uncompleted contracts represents amounts billed in excess of revenue recognized.

     Cash and Cash Equivalents

     We consider all highly liquid debt instruments purchased with an original maturity of three months or less to be cash equivalents.

     Restricted Cash

     We received an advance payment from one of our clients as part of a long term contract, which includes a separate restricted cash account to be utilized for payment of investigator fees. As of December 31, 2000 and 1999, this restricted cash amount was $613,000 and $697,000, respectively. This amount is also included in customer advances in the accompanying balance sheets.

     Property and Equipment

     Property and equipment are recorded at cost. Depreciation is provided using the straight line method over the estimated useful lives of the assets which range from 3 to 7 years for equipment and furniture and fixtures and the remaining lease term for leasehold improvements and assets under capital lease. Depreciation and amortization for the years ended December 31, 2000 and 1999 was $413,000 and $361,000, respectively. Expenditures for maintenance and repairs are charged to expense as incurred. When assets are sold or retired, the cost and accumulated depreciation are removed from the accounts, and any gain or loss is included in income.

     Income Taxes

     We account for income taxes under Statement of Financial Accounting Standards ("SFAS") No. 109, "Accounting for Income Taxes" which requires the liability method of accounting for deferred income taxes. Deferred tax assets and liabilities are determined based on the difference between the financial statement and tax bases of assets and liabilities. Deferred tax assets or liabilities at the end of each period are determined using the tax rate expected to be in effect when taxes are actually paid or recovered. A valuation allowance against deferred tax assets at the balance sheet date is not considered necessary because it is more likely than not the deferred tax asset will be fully realized.

     Concentration of Credit Risk

     Our accounts receivable and cost and estimated earnings in excess of related billings on uncompleted contracts are concentrated with a small number of companies within the pharmaceutical industry. As a result, these financial instruments are subject to credit and concentration risk. We do not require collateral from our clients.

     Fair Value of Financial Instruments

     Our financial instruments consist primarily of cash and cash equivalents, restricted cash, accounts receivable, costs and estimated earnings in excess of related billings on uncompleted contracts, accounts payable and billings in excess of related costs and estimated earnings on uncompleted contracts. The book values of cash and cash equivalents, restricted cash, accounts receivable, costs and estimated earnings in excess of related billings on uncompleted contracts, accounts payable and billings in excess of related costs and estimated earnings on uncompleted contracts approximate their respective fair values because of their short term nature.

     Net Income Per Common and Common Equivalent Share

     Basic net income per common share was computed by dividing net income by the weighted average number of shares of common stock outstanding during the period. Diluted net income per common share for the years ended December 31, 2000 and 1999, respectively reflects the potential dilution from the exercise of outstanding stock options and warrants into common stock. In addition, 805,250 antidilutive options were not included in the computation.

     The net income and weighted average common and common equivalent shares outstanding for purposes of calculating net income per common share are computed as follows:

                                                                         Years Ended
                                                                         December 31,
                                                                         ------------
                                                                    2000                1999
                                                                    ----                ----
Net income used for basic
 and diluted net income per
 Common share                                                     $   999,869          $ 1,438,266
                                                            =================    =================


Weighted average common shares
 Outstanding used for basic net income per common share
                                                                   12,167,622           12,059,207

Dilutive effect of common stock
 Options and warrants outstanding                                     764,293              425,796
                                                            -----------------    -----------------

Weighted average common and
 Common equivalent shares outstanding used for diluted
  net income per common share
                                                                   12,931,915           12,485,003
                                                            =================    =================

     Supplemental Cash Flow Information

     Cash paid for income taxes during the years ended December 31, 2000 and 1999 was approximately $193,000 and $173,000 respectively. Cash paid for interest during the year ended December 31, 2000 was approximately $2,000. We paid no interest for the year ended December 31, 1999. We entered into capital leases with obligations totaling $120,000 during the year ended December 31, 2000.

     New Accounting Pronouncements

     In December 1999, the Securities and Exchange Commission ("SEC") issued Staff Accounting Bulletin ("SAB") No. 101, "Revenue Recognition in Financial Statements." SAB No. 101 expresses the views of the SEC staff in applying generally accepted accounting principles in certain transactions. We adopted SAB 101 during the fourth quarter of 2000 (see Note 11).

     In June 1998, the Financial Accounting Standards Board (the "FASB") issued SFAS No. 133, "Accounting for Derivative Investments and Hedging Activities." This statement establishes the accounting and reporting standards for derivatives and hedging activity. Upon the adoption of SFAS No. 133, all derivatives are required to be recognized in the statement of financial position as either assets or liabilities and measured at fair value. In July 1999 and June 2000, the FASB issued SFAS No. 137 and SFAS No. 138 which deferred the effective date for implementation of SFAS No. 133 to fiscal years beginning after June 15, 2000 and which addressed a limited number of issues causing implementation difficulties for entities that apply SFAS No. 133, respectively. Adoption of this statement on January 1, 2001 did not have a material effect on our financial statements.

     Reclassifications

     Certain prior year balances have been reclassified to conform to the current year presentation.

3.   PROPERTY & EQUIPMENT:

                                                                      December 31,
                                                       ----------------------------------------
                                                                     2000                  1999
 Property & equipment consists of the following:
 Equipment                                                    $ 1,839,999           $1 ,642,578
 Furniture & fixtures                                             291,511               270,589
 Leasehold improvements                                           120,863               120,863
 Equipment under capital lease                                    120,236                  --
                                                       ------------------     -----------------
                                                                2,372,609             2,034,030
 Accumulated depreciation                                      (1,373,539)             (960,903)
                                                       ------------------     -----------------
 Property and equipment, net                                  $   999,070           $ 1,073,127
                                                       ==================     =================

4.   OTHER ASSETS:

     Loans to employees for the years ended December 31, 2000 and 1999 were approximately $38,000 and $7,000, respectively.

     In 1997 we did not receive the scheduled payments on the note due from the purchaser of FMT, ABS Group, Inc. (ABS). ABS acquired all of the outstanding common stock of FMT for cash and a note. On December 31, 1997, we agreed to exchange the note of $225,000 and related accrued interest of $13,000 for 300,000 shares of common stock of ABS, which are subject to certain restrictions. The common shares received were recorded at an amount equal to $434,687 which represented the closing bid price per share with a minimal discount due to the restrictions regarding the ability to sell these shares. As a result, as required by SFAS No. 115, we recorded a gain on this transaction of $196,687 in 1997.

     Pursuant to SFAS No. 115 this investment was classified as available for sale and during 1998 the unrealized holding losses were recorded as a separate component of stockholders' equity. During the first half of 1998, the trading price for ABS stock declined and the trading price was consistently at a reduced level for the second half of 1998. As a result, pursuant to SFAS No. 115, we determined that this decline in value was other than temporary and the cost basis of the ABS stock was written down, with the writedown of $397,312 recorded as a realized loss from investment.

     During the year ended December 31, 1999, we determined that the decline in value of ABS stock was other than temporary and wrote down the remaining cost by $37,375.

5.    INCOME TAXES:

    The components of the income tax provision (benefit) are as follows:


                                        Years Ended December 31,
                                        ------------------------
                                         2000                  1999
                                         ----                  ----
 Current:
  Federal                               $695,361              $169,435
  State                                  217,388               200,000
                              ------------------     -----------------
                                         912,749               369,435
                              ------------------     -----------------

Deferred:
  Federal                                (66,145)              475,239
  State                                  (12,816)                    -
                              ------------------     -----------------
                                         (78,961)              475,239
                              ------------------     -----------------

                                        $833,788              $844,674
                              ==================     =================

     Income tax expense differs from the amount currently payable because certain expenses, primarily depreciation and accruals, are reported in different periods for financial reporting and income tax purposes.

     The federal statutory income tax rate is reconciled to the effective income tax rate as follows:

                                                  Years Ended December 31,
                                                  ------------------------
                                                 2000                    1999
                                                 ----                    ----

Federal statutory rate                           34.0%                   34.0%
State income taxes, net of federal benefit        6.9                     6.0
Other                                             1.4                    (3.0)
                                                 ----                    ----
                                                 42.3%                   37.0%
                                                 ====                    ====


     The components of the net current and long-term deferred tax assets and liabilities, measured under SFAS No. 109, are as follows:

                                                   December 31,
                                                   ------------
                                             2000                    1999
                                             ----                    ----

Deferred tax assets -
  Long term contract revenue              $ 328,961                $      -
  Investment valuation                       96,628                  92,820
                                  -----------------     -------------------
                                            425,589                  92,820
                                  -----------------     -------------------

Deferred tax liabilities-
  Depreciation                              (78,152)                (86,858)
  Reserve                                  (254,599)                      -
  Other                                     (13,877)                 (5,962)
                                  -----------------     -------------------
                                           (346,628)                (92,820)
                                  -----------------     -------------------

     Net deferred tax asset               $  78,961                $      -
                                  =================     ===================

6.   LINE OF CREDIT:

     In 1997, we obtained a demand line of credit facility with a bank. Maximum borrowings under the facility are the lessor of $1,000,000 or 75% of eligible accounts receivable, as defined, and bear interest at the bank's prime rate plus 1.0%. There were no outstanding borrowings under this facility at December 31, 2000 and December 31, 1999.

7.   STOCKHOLDERS' EQUITY:

     Common Stock Options

     Our 1996 Stock Incentive Plan (the "Plan") and 1995 employee stock option plan provide for the granting of incentive and non-qualified stock options for the purchase of shares of common stock to directors, officers, employees and consultants, as defined under the provisions of the plans. The Plan was amended in 2000 to increase the number of common shares available for grant from 2,500,000 to 3,000,000. The Board of Directors determines the option exercise price per share, vesting period and expiration date (generally up to five years) for the plans.

     The following table summarizes stock option activity:

                                                                                                            Weighted
                                                                                                            Average
                                                                                  Range of Exercise         Exercise
                                                          Number of Shares         Prices Per Share        Price Per
                                                                                                             Share
                                                       -------------------      --------------------    --------------
Options outstanding at December 31, 1998                         1,831,700             $ .69 - $5.25             $2.02
  Granted                                                          129,700              1.88 -  2.56              1.96
  Exercised                                                        (10,000)             0.69 -  1.88              1.70
  Canceled                                                        (415,850)             0.69 -  5.25              2.29
                                                       -------------------

Options outstanding at December 31, 1999                         1,535,550               0.69 - 5.25              1.94
  Granted                                                        1,249,250               1.38 - 4.88              3.76
  Exercised                                                       (131,884)              0.69 - 4.13              2.38
  Canceled                                                        (518,616)              1.00 - 5.25              2.92
                                                       -------------------

Options outstanding at December 31, 2000                         2,134,300             $ 0.69 - 4.88             $2.74
                                                       ===================


Exercisable options outstanding at:
   December 31, 1999                                             1,181,502             $0.69 - $5.25             $2.04
   December 31, 2000                                             1,169,716              0.69 -  4.87              1.94

   The following table summarizes information regarding stock options outstanding at December 31, 2000:

                                    Options Outstanding                                                      Options Exercisable

-------------------------------------------------------------------------------------------------------------------------------
                                                            Weighted             Weighted
                                                            Average               Average                           Weighted
                              Number Outstanding           Remaining             Exercise     Number Exercisable     Average
  Range of Exercise          At December 31, 2000         Contractual            Price per      at December 31,     Exercise
 Prices                                                  Life in Years             Share             2000             Price
----------------------     -----------------------    ------------------     ---------------  -------------------   -----------
$ 0.69                                     528,900                   2.6               $0.69              528,900         $0.69
 1.00 -   1.56                              69,500                   2.8                1.45               45,500          1.46
 1.75 -   1.94                             168,000                   1.9                1.93              158,000          1.93
 2.00 -   3.94                             562,650                   4.1                2.95              200,875          2.83
 4.00 -   5.25                             805,250                   4.1                4.10              236,441          4.07
                                    --------------                                                  -------------
                                         2,134,300                   3.5                2.74            1,169,716

     As of December 31, 2000, there were 865,700 stock options available for grant under our stock option plans.

     We apply Accounting Principals Board Opinion No. 25 "Accounting for Stock Issued to Employees" and the related interpretations in accounting for our stock option plans, and provide disclosures required by SFAS No. 123 "Accounting for Stock-Based Compensation" Had compensation cost for options granted under the stock options plan been determined based upon the fair value of the options at the date of grant, as prescribed by SFAS No. 123, our pro forma net income and pro forma net income per share would have been as follows:

                                                   Years Ended December 31,
                                                   ------------------------
                                                   2000               1999
                                                   ----               ----
Net income                                      999,869         $1,438,266
Pro forma net (loss) income                    (489,714)         1,297,990
Basic net income per share                         0.08               0.12
Pro forma basic net (loss) income per share       (0.04)              0.11
Diluted net income per share                       0.08               0.12
Pro forma diluted net (loss) income per share     (0.04)              0.10

   The weighted average fair value of the stock options granted during the years ended December 31, 2000 and 1999 was $3.30 and $0.88, respectively. As of December 31, 2000, the weighted average remaining contractual life of each stock option outstanding was 3.5 years. The fair value of each option grant is estimated on the date of grant using the Black - Scholes option pricing model with the following assumptions:

                                                  Years Ended
                                                  December 31,
                                                  ------------
                                           2000                  1999
                                           ----                  ----
Risk - free interest rate            5.75% - 6.75%           4.6% - 5.8%
Expected dividend yield                    -                      -
Expected life                           5 years                 5 years
Expected volatility                       132%                   40%

     Because additional option grants are expected to be made each year, the above pro forma disclosures are not representative of pro forma effects on reported net income for future years.

     Common Stock Warrants

     In 1996, we issued 250,000 common stock warrants with an exercise price of $2.75 per share to an investment banking firm which expire on June 20, 2001, and 100,000 common stock warrants with an exercise price of $5.25 per share to a financial consultant in connection with an offering of common stock which expire on May 8, 2001. The warrants were vested on the grant date. As of December 31, 2000, the warrants were not exercised.

     Treasury Stock

     We have 12,500 common shares in treasury. The shares are valued using the cost method of accounting for treasury stock.

8.   EMPLOYEE BENEFIT PLAN:

     We sponsor a 401(k) plan covering substantially all employees. All full-time employees are eligible on their first day of employment and may contribute up to 15% of their annual compensation to the plan. We do not match employee contributions.

9.   SEGMENT DISCLOSURES:

     Effective January 1, 1998, we adopted SFAS No. 131, "Disclosures About Segments of an Enterprise and Related Information." We believe we operate in one industry segment.

     The following table summarizes the concentration of revenues and contracts with significant clients:

                 Year Ended December 31, 2000   Year Ended December 31, 1999
                 ----------------------------   ----------------------------
                Percentage       Number of      Percentage      Number of
Customer        of Revenues      Contracts      of Revenues     Contracts
--------        -----------      ---------      -----------     ---------

        A             63%             6            47%              5
        B             16%             1             2%              3
        C              8%             3            25%              3
        D              4%             1            18%              2
                      --             --            --              --
                      91%            11            92%             13
                      --             --            --              --


     The significant clients above constituted 98% and 83% of the balance of cost and estimated earnings in excess of related billings on uncompleted contracts at December 31, 2000 and 1999 respectively.

     The above revenue amounts consist of separate clinical trials ranging from one to five years.

     For the years ended December 31, 2000 and 1999, the amount of revenues recognized related to transactions outside of the United States was not material.

10.  CAPITAL AND OPERATING LEASE COMMITMENTS:

     During 2000, we entered into several capital lease obligations, primarily related to computer equipment. Monthly payments of principal and interest range from $877 to $1,697. Leased property at December 31, 2000 totaled $120,236 with accumulated amortization of $10,740 through that date.

     Future minimum lease payments on capital lease obligations at December 31, 2000 are as follows:

     Year ending December 31:
     2001                                                          $ 36,998
     2002                                                            41,075
     2003                                                            32,827
                                                                   --------
         Total                                                      110,901
         Less amount representing interest                           17,220
                                                                   --------
         Present value of capital lease payments                   $ 93,681
                                                                   ========

     We are committed under a number of non-cancelable operating leases, primarily related to office space and other office equipment. Monthly payments range from $11 to $31,640. Total lease expense was $365,337 for the year ended December 31, 2000 and $331,645 for the year ended December 31, 1999.

    Future minimum lease payments on operating lease commitments at December 31, 2000 are as follows:

     Year ending December 31:
     2001                                                          $404,884
     2002                                                              2991
     2003                                                               486
     2004                                                                 -


11.  SIGNIFICANT YEAR END ADJUSTMENTS:

     In the quarter ended December 31, 2000, we performed an extensive review of our contracts for purposes of evaluating the impact of SAB 101 on our consolidated financial statements. As a result of this review, we changed our method of revenue recognition from a task-based percentage of completion method to a cost-based percentage of completion method and determined that certain adjustments should be made. These adjustments result in decreases in revenue, direct operating expenses, costs and estimated earnings in excess of related billings on uncompleted contracts and accrued expenses. Revenues reversed upon adoption of SAB 101 will be deferred to future periods and will be recognized as the contracts progress.

     We also reviewed our relationship with Speedtrials.com Inc. Speedtrials.com is an internet venture with which we are collaborating to develop a web-based clinical research management application. Speedtrials.com is owned by RP Associates and eByz LLC. A significant stockholder of our common shares at December 31, 2000 is an investor in RP Associates and is an investor in and the Executive Chairman of eByz. Due to concerns about realization and collectibility, we determined that certain adjustments should be made, including the reversal of $680,000 in previously recorded revenues. These adjustments result in decreases in revenue and accounts receivable. We are investigating our options for working with Speedtrials.com and expect to restructure the relationship in the near future. In addition, during the year ended December 31, 2000, we made payments to an outside technology company on behalf of Speedtrials.com for expenses incurred in the current year. ________

    Due to the magnitude of the adjustments, we determined that disclosure of pro forma net income as a result of the above discussion is necessary. The effect on quarterly net income during the year ended December 31, 2000 is as follows:


                                                       Quarter Ended

                                                                  March 31,               June 30,           September 30,
                                                                     2000                   2000                  2000
                                                                     ----                   ----                  ----
Net income as reported                                             $   589,554            $   463,486          $   598,164

Adjustments for current year net income:
  Total pretax adjustments - SAB 101                                   316,189                (72,641)              13,661
  Total pretax adjustments - Speedtrials.com                           (30,000)              (325,000)            (325,000)
                                                            --------------------------------------------------------------
  Total pretax adjustments                                             286,189               (397,641)            (311,339)
                                                            --------------------------------------------------------------
  Tax effect                                                          (120,199)               167,009              130,762
                                                            --------------------------------------------------------------

  Net adjustment                                                   $   165,990            $  (230,632)         $  (180,577)

Net income as adjusted                                             $   755,544            $   232,854          $   417,587

Basic weighted average common and common equivalent                 12,124,516             12,168,512           12,179,954
 shares outstanding
Basic earnings per share as reported                               $      0.05            $      0.04          $      0.05
Per share amount of the adjustment                                 $      0.01            $     (0.02)         $     (0.01)
Pro forma earnings per common share                                $      0.06            $      0.02          $      0.04


13.  COMMITMENTS AND CONTINGENCIES:

     We have entered into an employment agreement with one of our officers that calls for specified annual compensation of $250,000 per year over a three year period and includes provisions for continuation of salary upon termination as defined in the agreement.

     We have consulting agreements with a director and the spouse of one of our officers. We recorded $55,000 in operating expenses related to these agreements for the year ended December 31, 2000.

     We are from time to time a party to litigation arising in the ordinary course of our business. We are not currently a party to any material litigation.

                                   SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                    COVALENT GROUP, INC.

Dated:    4/16/01
          -------
                                    By:  /s/ Kenneth M. Borow, M.D.
                                         ----------------------------
                                             Kenneth M. Borow, M.D.
                                             Chief Executive Officer,
                                              President and Director

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.


Dated:  4/16/01
        -------
                                    By:  /s/ Kenneth M. Borow, M.D.
                                         ----------------------------
                                             Kenneth M. Borow, M.D.
                                             Chief Executive Officer,
                                              President and Director
Dated:    4/16/01
          -------

                                     By: /s/ Anthony Cerami, Ph.D.
                                         ----------------------------
                                             Anthony Cerami, Ph.D.
                                             Chairman of the Board and Director

Dated:    4/16/01
          -------

                                     By: /s/ James J. Cappola, M.D., Ph.D.
                                         ----------------------------
                                             James J. Cappola
                                             Chief Medical Office,
                                              Executive Vice President

Dated:    4/16/01
          -------
                                     By: /s/ Donald C. Holdsworth
                                         ----------------------------
                                             Donald C. Holdsworth
                                             Director

Dated:    4/16/01
          -------
                                    By:  /s/ Stephen E. Sallan, M.D.
                                         ----------------------------
                                             Stephen E. Sallan
                                             Director

Dated:    4/16/01
          -------

                                     By: /s/ Joseph A. Delikat
                                         ----------------------------
                                             Joseph A. Delikat
                                             Principal Accounting Officer
                                              and Director