Form 10QSB
period 2001-03-31
COVALENT GROUP INC
filed 2001-05-15
CIK 856569

                      SECURITIES AND EXCHANGE COMMISSION

                            WASHINGTON, D.C. 20549

                                  FORM 10-QSB


(Mark One)

 X   QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE
----
     ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2001.

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
                   (address of principal executive offices)


Issuer's telephone number: 610-975-9533

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No
                                                               --   --

State the number of shares outstanding of each of the issuer's classes of common equity as of March 31, 2001.

Common Stock, Par Value $.001                            12,371,609
-----------------------------                            ----------
     (Class)                                             Outstanding

Transitional Small Business Disclosure Format (check one): Yes   No  X
                                                              --     --

FORM 10-QSB


                             COVALENT GROUP, INC.


                                     INDEX



                                                                            Page
                                                                            ----
PART I.  Financial Information

  Item 1.  Consolidated Financial Statements
           Consolidated Balance Sheet - March 31, 2001 (Unaudited) and
             December 31, 2000 (Unaudited)                                     3

           Consolidated Statements of Operations - Three Months Ended
             March 31, 2001 (Unaudited) and 2000 (Unaudited)                   4

           Consolidated Statements of Cash Flows - Three Months
             Ended March 31, 2001 (Unaudited) and 2000 (Unaudited)             5

           Notes to Consolidated Financial Statements (Unaudited)              6

  Item 2.  Management's Discussion and Analysis of
           Financial Condition and Results of Operations                       8

PART II. Other Information                                                    12

Signature Page                                                                13

PART I.    FINANCIAL INFORMATION
           ITEM 1.

                          Consolidated Balance Sheets
                                  (unaudited)

                                                                               March 31, 2001                  December 31, 2000
                                                                           -------------------               --------------------
ASSETS
CURRENT ASSETS
   Cash and cash equivalents                                                       $    80,032                         $   86,977
   Restricted cash                                                                   1,087,539                            612,522
   Accounts receivable                                                               3,397,621                          1,652,487
   Prepaid expenses and other                                                          449,885                            297,013
   Costs and estimated earnings in excess of
    Related billings on uncompleted contracts                                        6,520,859                          5,549,457
                                                                           -------------------               --------------------
TOTAL CURRENT ASSETS                                                                11,535,936                          8,198,456
                                                                           -------------------               --------------------
Property and Equipment, Net                                                            951,143                            999,070

DEFERRED INCOME TAXES                                                                   78,854                             78,961

OTHER ASSETS                                                                            34,018                             34,073
                                                                            ------------------               --------------------
TOTAL ASSETS                                                                       $12,599,951                         $9,310,560
                                                                            ==================               ====================
LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES
   Accounts payable                                                                 $  552,756                           $452,653
   Accrued expenses                                                                    678,636                            442,001
   Short term debt                                                                   1,260,694                                 --
   Income tax payable                                                                  653,129                            720,260
   Obligations under capital leases                                                     43,203                             34,723
   Billings in excess of related costs and
    Estimated earnings on uncompleted contracts                                        715,667                            531,641
   Customer advances                                                                 1,681,064                            813,974
                                                                            ------------------               --------------------
          TOTAL CURRENT LIABILITIES                                                  5,585,149                          2,995,242
                                                                            ------------------               --------------------

LONG TERM LIABILITIES
   Obligations under capital leases                                                     75,712                             75,286
                                                                            ------------------               --------------------
      TOTAL LONG TERM LIABILITIES                                                       75,712                             75,286
                                                                            ------------------               --------------------
TOTAL LIABILITIES                                                                    5,660,861                          3,070,528
                                                                            ------------------               --------------------

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS' EQUITY
   Common stock,  $.001 par value 25,000,000 shares
      authorized, 12,371,609 and 12,213,309
      shares issued respectively                                                        13,921                             12,213
   Additional paid-in capital                                                       10,208,171                          9,915,656
   Accumulated deficit                                                              (3,234,417)                        (3,636,926)
   Accumulated other comprehensive income (loss)                                         1,731                               (595)
                                                                            ------------------               --------------------
      LESS:                                                                          6,989,406                          6,290,348
         Treasury stock, at cost, 12,500 shares                                        (50,316)                           (50,316)
                                                                            ------------------               --------------------
          TOTAL STOCKHOLDERS' EQUITY                                                 6,939,090                          6,240,032
                                                                            ------------------               --------------------

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                                         $12,599,951                        $ 9,310,560
                                                                            ==================               ====================

See accompanying notes to the consolidated financial statements.

                                         COVALENT GROUP, INC.
                                 CONSOLIDATED STATEMENTS OF OPERATIONS
                                              (unaudited)

                                                                          Three Months Ended
                                                                               March 31
                                                                       ----------------------
                                                                     2001                     2000 (Restated)
                                                            -------------------      ------------------
REVENUES                                                            $ 3,755,129             $ 3,643,672

OPERATING EXPENSES
    Direct                                                            1,924,656               1,964,421
    Selling, general and administrative                               1,039,600                 683,974
    Depreciation and amortization                                       112,266                 104,674
                                                            -------------------      ------------------

TOTAL OPERATING EXPENSES                                              3,076,522               2,753,069
                                                            -------------------      ------------------

INCOME FROM OPERATIONS                                                  678,607                 890,603

INTEREST INCOME                                                           4,033                  15,197
                                                            -------------------      ------------------

INCOME BEFORE INCOME TAXES                                              682,640                 905,800

INCOME TAX PROVISION                                                    280,151                 333,646
                                                            -------------------      ------------------

NET INCOME                                                          $   402,489             $   572,154
                                                            ===================      ==================

NET INCOME PER COMMON SHARE

BASIC:                                                                    $0.03                   $0.05
DILUTED:                                                                  $0.03                   $0.04

WEIGHTED AVERAGE COMMON AND COMMON EQUIVALENT SHARES
 OUTSTANDING
BASIC                                                                12,320,857              12,124,516
DILUTED                                                              12,784,556              13,010,582

See accompanying notes to the consolidated financial statements.

                             COVALENT GROUP, INC.
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                                  (unaudited)
                                                                                                   THREE MONTHS ENDED MARCH 31,
                                                                                                   ---------------------------
                                                                                                       2001          2000 (Restated)
                                                                                                       -----------     -----------
OPERATING ACTIVITIES:

Net income                                                                                         $   402,489     $   572,154
Adjustments to reconcile net income to
     net cash provided by operating activities
    Depreciation and amortization                                                                      112,266         104,674
     Changes in assets and liabilities
     (Increase) decrease in -
      Restricted cash                                                                                 (475,017)        155,546
      Accounts receivable                                                                           (1,745,134)      1,887,159
      Prepaid expenses and other                                                                      (152,872)       (197,683)
      Costs and estimated earnings in excess
       Of related billings on uncompleted contracts                                                   (971,400)     (1,894,199)
      Other assets                                                                                         162               -
     Increase (decrease) in -
      Accounts payable                                                                                 100,113        (703,181)
      Accrued expenses                                                                                 236,635          65,188
      Income taxes payable                                                                             (67,133)        264,558
      Billings in excess of related costs and
       Estimated earnings on uncompleted contracts                                                     184,026         128,834
      Customer advances                                                                                867,090        (189,654)
                                                                                                   -----------     -----------

NET CASH (USED IN) PROVIDED BY OPERATING ACTIVITIES                                                 (1,508,775)        193,396
                                                                                                   -----------     -----------

INVESTING ACTIVITIES:

Purchases of property and equipment                                                                    (47,004)        (12,841)
                                                                                                   -----------      ----------

NET CASH USED IN INVESTING ACTIVITIES                                                                  (47,004)        (12,841)
                                                                                                   -----------     -----------

FINANCING ACTIVITIES:
Principal repayments of obligations under capital leases                                                (8,410)              -
Borrowings under short term debt                                                                     1,260,694               -
Proceeds from exercise of stock options                                                                294,223         316,991
                                                                                                   -----------     -----------

NET CASH PROVIDED BY FINANCING ACTIVITIES                                                            1,546,507         316,991
                                                                                                   -----------     -----------

EFFECT OF EXCHANGE RATE CHANGES ON CASH AND CASH EQUIVALENTS                                             2,327               -

NET (DECREASE) INCREASE IN CASH AND CASH EQUIVALENTS                                                    (6,945)        497,546

CASH AND CASH EQUIVALENTS, BEGINNING OF YEAR                                                            86,977         558,528
                                                                                                   -----------     -----------

CASH AND CASH EQUIVALENTS, END OF YEAR                                                             $    80,032     $ 1,056,074
                                                                                                   ===========     ===========

See accompanying notes to the consolidated financial statements.

FORM 10-QSB

                             Covalent Group, Inc.
                  Notes To Consolidated Financial Statements
                                  (Unaudited)


1.   DESCRIPTION OF BUSINESS
     -----------------------

     General
     -------

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

2.   SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
     ------------------------------------------

     Consolidation
     -------------

     The consolidated financial statements for 2001 and 2000 include our accounts and the accounts of our wholly owned subsidiary. Intercompany transactions and balances have been eliminated in consolidation.

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

     Basis of Presentation
     ---------------------

     The financial statements for the three months ended March 31, 2001 and 2000 have been prepared without audit and, in the opinion of management, reflect all adjustments necessary (consisting only of normal recurring adjustments) to present fairly our financial position at March 31, 2001 and 2000 and the results of our operations and our cash flows for the interim periods presented. Such financial statements do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. For further information, refer to the financial statements and footnotes thereto included in our annual report on Form 10-KSB, for the year ended December 31, 2000.

     Operating results for the three months ended March 31, 2001 may not necessarily be indicative of the results for the year ended December 31, 2001.

     Revenue Recognition
     -------------------

     Revenues are earned by performing services primarily under fixed-price contracts. Revenues from contracts are recognized on the percentage of completion method, measured principally by the total costs incurred as a percentage of estimated total costs for each contract. The estimated total costs of contracts are reviewed and revised periodically throughout the lives of the contracts with adjustments to revenues resulting from such revisions being recorded on a cumulative basis in the period in which the revisions are made. Hence, the effect of the changes on future periods of contract performance is recognized as if the revised estimates had been the original estimates. Because of the inherent uncertainties in estimating costs, it is at least reasonably possible that the estimates used will change in the near term and could result in a material change. Costs and estimated earnings in excess of related billings on uncompleted contracts represents revenue recognized in excess of amounts billed. Billings in excess of related costs and estimated earnings on uncompleted contracts represents amounts billed in excess of revenue recognized.

     Restricted Cash
     ---------------

     We received an advance payment from one of our customers as part of a long term contract, which includes a separate restricted cash account to be utilized for payment of investigator fees. As of March 31, 2001, this restricted cash amount was $1,087,539. This amount was also included in customer advances.

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

     The net income and weighted average common and common equivalent shares outstanding for purposes of calculating net income per common share are computed as follows:

                                                                                     Three Months Ended
                                                                                           March 31,
                                                                                           ---------
                                                                                  2001                     2000
                                                                              -----------              -----------
Net income used for basic and diluted
 net income per common share                                                  $   402,489              $   572,154
                                                                      ===================      ===================

Weighted average common shares outstanding
 used for basic net income per common share                                    12,320,857               12,124,516

Dilutive effect of common stock
 options and warrants outstanding                                                 463,699                  886,066
                                                                      -------------------      -------------------

 Weighted average common and common
 equivalent shares outstanding used for
 diluted net income per common share                                           12,784,556               13,010,582
                                                                      ===================      ===================

      Comprehensive Income
     ---------------------

     A reconciliation of comprehensive income in accordance with Statement of Financial Accounting Standards No. 130 "Reporting Comprehensive Income" is as follows:

                                                                      Three Months Ended
                                                                          March 31,
                                                              ----------------------------------
                                                                     2001                 2000
                                                                   --------             --------
Net Income                                                         $402,489             $572,154

Foreign currency transaction
 adjustment                                                           2,327                    -
                                                            ---------------       --------------
Comprehensive Income                                               $404,816             $572,154
                                                            ===============       ==============

     New Accounting Pronouncements
     -----------------------------

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

     Change in Accounting Principle
     ------------------------------

     In the quarter ended December 31, 2000, we performed an extensive review of our contracts for purposes of evaluating the impact of SAB 101 on our consolidated financial statements. Due to the magnitude of the adjustments, we determined that disclosure of pro forma net income as a result of the above discussion was necessary. Proforma net income as a result of our change in accounting for revenue recognition under SAB 101 is disclosed below:

                                                                 Three Months Ended
                                                                   March 31, 2000
                                                              ------------------------
Net income as reported                                                    $   572,154

Adjustments for current year net income:
Total pretax adjustment -
  Change in accounting principal                                              316,189
  Tax effect                                                                 (132,799)
                                                                          -----------
  Net adjustment                                                          $   183,390

Net income as adjusted                                                    $   755,544

Basic weighted average common and common equivalent                        12,124,516
 shares outstanding
Basic earnings per share as reported                                      $      0.05
Per share amount of the adjustment                                        $      0.01
Pro forma earnings per common share                                       $      0.06

Restatement
-----------

In the quarter ended December 31, 2000, we reviewed our relationship with Speedtrials.com. Speedtrials.com is an internet venture with which we were collaborating to develop a web-based clinical research application. As disclosed in our December 31, 2000 Form 10-KSB, we reversed $680,000 of previously recorded revenues. Of this amount, $30,000 was recorded in the quarter ended March 31, 2000. The restated March 31, 2000 amounts are reconciled to previously recorded revenues below:

                                   Three Months Ended
                                     March 31, 2000
                                     --------------
Revenues as previously reported          $3,673,672

Adjustment to reverse revenues              (30,000)
                                     --------------
Revenues as restated                     $3,643,672
                                     --------------

As a result of the above restatement, net income decreased by $17,400 from $589,554 to $572,154.

3.   CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS
     ----------------------------------------------

     Speedtrials.com
     ----------------

     On May 4, 2001 we entered into an agreement with Speedtrials.com, Inc. and an outside technology company (software development vendor) by which we acquired ownership of certain TeleTrial enhancements and related work product which had been previously developed under a contract between Speedtrials and the vendor. In connection with this acquisition we paid $45,833 to the vendor (in addition to other amounts previously paid to the vendor), owed by Speedtrials for development services.

4.   LINE OF CREDIT
     --------------

     In 1997, we obtained a demand line of credit facility with a bank. Maximum borrowings under the facility are the lessor of $1,000,000 or 75% of eligible accounts receivable, as defined, and bear interest at the bank's prime rate plus 1.0%. On March 30, 2001, the credit facility was extended through May 31, 2001 and increased to a maximum borrowing of $1,500,000 at the same terms. On April 10, 2001, the credit facility was modified and increased to the lesser of $2,500,000 or 75% of eligible accounts receivable, as defined and bears interest at the bank's prime rate plus 1.0%, expiring on June 30, 2002.



ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

When used in this Report on Form 10-QSB and in other public statements, both oral and written, by Covalent Group, Inc. (the "Company") and Company officers, the words "estimate," "project," "intend," "believe," "anticipate" and similar expressions are intended to identify forward-looking statements regarding events and financial trends that may affect our future operating results and financial position. Such statements are subject to risks and uncertainties that could cause our actual results and financial position to differ materially. Such factors include, among others: (i) our success in attracting new business; (ii) the size, duration and timing of clinical trials; (iii) the termination, delay or cancellation of clinical trials; (iv) the intense competition in the industry in which we compete; (v) our ability to obtain financing on satisfactory terms;
(vi) the sensitivity of our business to general economic conditions; (vii) other economic, competitive, governmental and technological factors affecting our operations, markets, products, services and prices and (viii) concentration of our clients. We undertake no obligation to publicly release the result of any revision of these forward-looking statements to reflect events or circumstances after the date they are made or to reflect the occurrence of unanticipated events. These and other factors that could cause the forward-looking statements to be materially different are described in greater detail in our registration statement on Form S-3 in the section entitled "Risk Factors".

The information set forth and discussed below for the three months ended March 31, 2001 and 2000 is derived from the Financial Statements included elsewhere herein. The financial information set forth and discussed below is unaudited but, in the opinion of management, reflects all adjustments (consisting of normal recurring adjustments) necessary for a fair presentation of such information. The results of our operations for a particular quarter may not be indicative of results expected during the other quarters or for the entire year.

General
-------

Our quarterly results can fluctuate as a result of a number of factors, including our success in attracting new business, the size and duration of the clinical trials, the timing of client decisions to conduct new clinical trials or possible cancellation or delays of ongoing trials, and other factors, many of which are beyond our control. Clinical research service contracts generally have terms ranging from several months to several years. A portion of the contract fee is generally payable upon execution of the contract, with the balance payable in installments over the life of the contract.

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

Our backlog, which consists of anticipated revenues from signed contracts, is $33 million at March 31, 2001. We believe that our backlog as of any date is not necessarily a meaningful predictor of future results.

Three Months Ended March 31, 2001 Compared To Three Months Ended March 31, 2000
-------------------------------------------------------------------------------

Revenues for the three months ended March 31, 2001 increased 3% to $3,755,000 as compared to $3,644,000 for the three month period ended March 31, 2000. The increase of $111,000 results from the increase in the number of clinical development projects being worked on in the most recent quarter as compared to the same quarter last year.

Direct expenses include compensation and other expenses directly related to conducting clinical studies. These expenses decreased by $39,000 from $1,964,000 to $1,925,000 for the three months ended March 31, 2000 and 2001, respectively. Direct expenses as a percentage of revenues were 51% for the three months ended March 31, 2001 as compared to 54% for the same period last year. The decrease in relative percent is due to the different cost structures of the clinical studies being conducted and is based on different types of services requested by the Company's clients.

Selling, general and administrative expenses include all administrative personnel and business development and all other support expenses not directly related to specific contracts. Selling, general and administrative expenses for the three months ended March 31, 2001 amounted to $1,040,000 or 28% of revenues, as compared to $684,000 or 19% of revenues for the same period last year. The increase of $356,000 or 52% reflects increased consulting and professional service fees as well as expenses associated with the growth of our infrastructure and training of our clinical operations staff.

Interest income decreased $11,000 from $15,000 for the three months ended March 31, 2000, to $4,000 for the three months ended March 31, 2001.

The effective income tax rate for the three months ended March 31, 2001 and 2000 was 41% and 37% respectively.

Liquidity and Capital Resources
-------------------------------

Our contracts usually require a portion of the contract amount to be paid at the time the contract is initiated. Additional payments are generally made upon completion of negotiated performance requirements throughout the life of the contract. Cash receipts do not necessarily correspond to costs incurred and revenue recognized (revenue recognition is based on the percentage of completion accounting method). We typically receive a low volume of large-dollar receipts. As a result, the number of days outstanding in accounts receivable will fluctuate due to the timing and size of cash receipts. Compared to December 31, 2000, accounts receivable increased $1,746,000 to $3,398,000 at March 31, 2001 primarily due to the timing of billings and progress payments for clinical trials. Costs and estimated earnings in excess of related billings on uncompleted contracts increased $972,000 to $6,521,000 at March 31, 2001. This increase was attributable to ten clinical trials for which revenues have been recognized in excess of progress billings made to date on those contracts. As a result of the increase in receivables, we borrowed $1,261,000 which was outstanding March 31, 2001.

Our cash and cash equivalents balance at March 31, 2001 was $80,000 as compared to $87,000 at December 31, 2000. The net decrease in cash was primarily due to operating results for the three months ended March 31, 2001 offset by the proceeds from borrowings under our line of credit.

We purchased $47,000 of equipment in the three months ended March 31, 2001. We anticipate the need for capital expenditures during the remainder of 2001 for computer equipment of $200,000.

We have a line of credit with a commercial bank providing a maximum credit facility of the lessor of $2,500,000 or 75% of eligible accounts receivable which bears interest at a rate not to exceed 1% point above the bank's prime rate. Borrowings outstanding under the credit line are secured by substantially all of our assets. Borrowings outstanding under the credit line at March 31, 2001 and December 31, 2000 were $1,261,000 and $0, respectively.

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

Management believes that our operations and financial results are not materially affected by inflation.

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

                  None.

              (b) Reports on Form 8-K

                  None.

                                   SIGNATURES



     In accordance with the requirements of the Exchange Act, the Registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                                   COVALENT GROUP, INC.


Dated: 5/15/01                           By: /s/Kenneth M. Borow, M.D.
     ---------                               ------------------------
                                             Kenneth M. Borow, M.D.
                                             Chief Executive Officer

Dated: 5/15/01                           By: /s/Joseph A. Delikat
     ---------                               --------------------
                                             Joseph A. Delikat
                                             Principal Accounting Officer