Form 10QSB
period 2001-06-30
COVALENT GROUP INC
filed 2001-08-14
CIK 856569

                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

                                  FORM 10-QSB


(Mark One)

 X  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES
---
    EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2001.

    TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES --- EXCHANGE ACT OF 1934 FOR THE TRANSITION PERIOD FROM ______ TO______.

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
                    (address of principal executive offices)


Issuer's telephone number: 610-975-9533

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No
                                                               --   ---

State the number of shares outstanding of each of the issuer's classes of common equity as of June 30, 2001.

Common Stock, Par Value $.001                                12,494,609
-----------------------------                                ----------
         (Class)                                             Outstanding

Transitional Small Business Disclosure Format (check one): Yes    No X
                                                              ---   ---

     FORM 10-QSB


                              COVALENT GROUP, INC.


                                     INDEX



                                                                           Page
                                                                           ----
     PART I.  Financial Information

       Item 1.  Consolidated Financial Statements

          Consolidated Balance Sheet - June 30, 2001 (Unaudited) and
           December 31, 2000 (Unaudited)                                     3

          Consolidated Statements of Operations - Three Months and
           Six  Months Ended June 30, 2001 (Unaudited) and 2000
           (Unaudited)                                                       4

          Consolidated Statements of Cash Flows - Six Months Ended
           June 30, 2001 (Unaudited) and 2000 (Unaudited)                    5

          Notes to Consolidated Financial Statements (Unaudited)             6

       Item 2.  Management's Discussion and Analysis of
                Financial Condition and Results of Operations               10


     PART II. Other Information                                             13

       Item 2.  Changes in Securities                                       14

       Item 4.  Submission of Matters to a Vote of Security Holders         14

       Item 6.  Exhibits and Reports on Form 8-K                            15

     Signature Page                                                         16

PART 1.  FINANCIAL INFORMATION
  ITEM 1.
                          Consolidated Balance Sheets
                                  (Unaudited)

                                                           June 30, 2001    December 31, 2000
                                                           -------------    -----------------
Assets
Current Assets
  Cash and cash equivalents                                $   388,090         $    86,977
  Restricted cash                                              645,148             612,522
  Accounts receivable                                        4,740,962           1,652,487
  Prepaid expenses and other                                   388,414             297,013
  Costs and estimated earnings in excess of
   related billings on uncompleted contract                  7,738,228           5,549,457
                                                           -----------         -----------
      Total Current Assets                                  13,900,842           8,198,456
                                                           -----------         -----------
Property and Equipment, Net                                    993,929             999,070

Deferred Income Taxes                                           78,854              78,961

Other Assets                                                    31,005              34,073
                                                           -----------         -----------
Total Assets                                               $15,004,630         $ 9,310,560
                                                           ===========         ===========
Liabilities and Stockholders' Equity
Current Liabilities
  Accounts payable                                         $   490,405         $   452,643
  Accrued expenses                                             500,728             442,001
  Short term debt                                              800,000                   -
  Income tax payable                                           407,555             720,260
  Obligations under capital leases                              44,347              34,723
  Billings in excess of related costs and
   estimated earnings on uncompleted contracts               1,617,206             531,641
  Customer advances                                          3,190,773             813,974
                                                           -----------         -----------
      Total Current Liabilities                              7,051,014           2,995,242
                                                           -----------         -----------
Long Term Liabilities
  Obligations under capital leases                              64,187              75,286
                                                           -----------         -----------
      Total Long Term Liabilities                               64,187              75,286
                                                           -----------         -----------
Total Liabilities                                            7,115,201           3,070,528
                                                           -----------         -----------
Stockholders' Equity
  Common stock, $.001 par value 25,000,000 shares
    authorized, 12,494,609 and 12,213,309
    shares issued respectively                                  12,495              12,213
  Additional paid-in capital                                10,506,627           9,915,656
  Accumulated deficit                                       (2,581,806)         (3,636,926)
  Accumulated other comprehensive income (loss)                  2,429                (595)
                                                           -----------         -----------
    Less:                                                    7,939,745           6,290,348
       Treasury stock, at cost, 12,500 shares                  (50,316)            (50,316)
                                                           -----------         -----------
      Total Stockholders' Equity                             7,889,429           6,240,032
                                                           -----------         -----------
Total Liabilities and Stockholders' Equity                 $15,004,630         $ 9,310,560
                                                           ===========         ===========



        See accompanying notes to the consolidated financial statements.

                             Covalent Group, Inc.
                     Consolidated Statements Of Operations
                                  (Unaudited)

                                                       Three Months Ended June 30      Six Months Ended June 30
                                                         2001       2000 (Restated)     2001       2000 (Restated)
                                                     ------------------------------  -----------------------------
Revenues                                             $ 4,761,702      $ 3,140,831    $ 8,516,831      $ 6,784,503
Operating Expenses
    Direct                                             2,319,972        1,815,816      4,244,628        3,780,237
    Selling, general and administrative                1,143,945          813,640      2,183,545        1,510,497
    Depreciation and amortization                        122,417          104,633        234,683          196,424
                                                     -----------      -----------    -----------      -----------
Total Operating Expenses                               3,586,334        2,734,089      6,662,856        5,487,158
                                                     -----------      -----------    -----------      -----------
Income from Operations                                 1,175,368          406,742      1,853,975        1,297,345

Net Interest (Expense) Income                            (44,971)           3,528        (40,938)          18,725
                                                     -----------      -----------    -----------      -----------
Income before Income Taxes                             1,130,397          410,270      1,813,037        1,316,070

Income Tax Provision                                     477,766          135,284        757,917          468,930
                                                     -----------      -----------    -----------      -----------
Net Income                                           $   652,631      $   274,986    $ 1,055,120      $   847,140
                                                     ===========      ===========    ===========      ===========
Net Income per Common Share

Basic:                                               $      0.05      $      0.02    $      0.09      $      0.07
Diluted:                                             $      0.05      $      0.02    $      0.08      $      0.06

Weighted Average Common and Common
  Equivalent Shares Outstanding
Basic                                                 12,388,345       12,168,512     12,354,787       12,146,945
Diluted                                               12,905,632       13,154,840     12,845,622       13,042,560



        See accompanying notes to the consolidated financial statements.

                     Consolidated Statements of Cash Flows
                                  (Unaudited)

                                                                  Six months Ended June 30,
                                                                    2001       2000 (Restated)
                                                                -----------   ----------------
Operating Activities:

Net income                                                      $ 1,055,120      $   847,140
  Adjustments to reconcile net income to
  net cash provided by operating activities
  Depreciation and amortization                                     234,683          196,423
  Changes in assets and liabilities
  (Increase) decrease in -
  Restricted cash                                                   (32,626)         378,872
  Accounts receivable                                            (3,088,475)       1,856,939
  Prepaid expenses and other                                        (91,401)        (146,558)
  Costs and estimated earnings in excess
   of related billings on uncompleted contracts                  (2,188,771)      (3,500,327)
  Other assets                                                        3,066          (13,187)
  Deferred income taxes                                                 107
  Increase (decrease) in -
  Accounts payable                                                   37,762         (224,684)
  Accrued expenses                                                   58,727         (150,157)
  Income taxes payable                                             (312,705)         234,519
  Billings in excess of related costs and
   estimated earnings on uncompleted contracts                    1,085,565         (691,072)
  Customer advances                                               2,376,799          145,425
                                                                -----------      -----------
Net Cash Used In Operating Activities                              (862,149)      (1,066,667)
                                                                -----------      -----------
Investing Activities:

Purchases of property and equipment                                (212,224)         (30,301)
                                                                -----------      -----------
Net Cash Used In Investing Activities                              (212,224)         (30,301)
                                                                -----------      -----------
Financing Activities:
Principal repayments of obligations under capital leases            (18,791)
Borrowings under short term debt                                    800,000          225,000
Proceeds from exercise of stock options                             591,253          391,319
                                                                -----------      -----------
Net Cash Provided By Financing Activities                         1,372,462          616,319
                                                                -----------      -----------
Effect of Exchange Rate Changes on Cash and Cash Equivalents          3,024                -

Net Increase (Decrease) In Cash and Cash Equivalents                301,113         (480,649)

Cash and Cash Equivalents, Beginning of Year                         86,977          558,528
                                                                -----------      -----------
Cash and Cash Equivalents, End of Year                          $   388,090      $    77,879
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

     Basis of Presentation
     ---------------------

     The financial statements for the three and six months ended June 30, 2001 and 2000 have been prepared without audit and, in the opinion of management, reflect all adjustments necessary (consisting only of normal recurring adjustments) to present fairly our financial position at June 30, 2001 and December 31, 2000 and the results of our operations and our cash flows for the interim periods presented. Such financial statements do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. For further information, refer to the financial statements and footnotes thereto included in our annual report on Form 10-KSB, for the year ended December 31, 2000.

     Operating results for the six months ended June 30, 2001 may not necessarily be indicative of the results for the year ending December 31, 2001.

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

     Restricted Cash
     ---------------

     We received an advance payment from one of our customers as part of a long term contract, which includes a separate restricted cash account to be utilized for payment of investigator fees. As of June 30, 2001, this restricted cash amount was $645,148. This amount was also included in customer advances.

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

     The net income and weighted average common and common equivalent shares outstanding for purposes of calculating net income per common share are computed as follows:

                                                         Three Months Ended              Six Months Ended
                                                               June 30,                     June 30,
                                                         2001           2000             2001         2000
                                                     -----------    -----------      -----------  -----------
     Net income used for basic and diluted
     net income per common share                     $   652,631    $   274,986      $ 1,055,120  $   847,140
                                                     ===========    ===========      ===========  ===========
     Weighted average common shares outstanding
     used for basic net income per common share       12,388,345     12,168,512       12,354,787   12,146,945

     Dilutive effect of common stock
     options and warrants outstanding                    517,287        986,328          490,835      895,615
                                                     -----------    -----------      -----------  -----------
     Weighted average common and common
     equivalent shares outstanding used for
     diluted net income per common share              12,905,632     13,154,840       12,845,622   13,042,560
                                                     -----------    -----------      -----------  -----------

     Comprehensive Income
     ---------------------

     A reconciliation of comprehensive income in accordance with Statement of Financial Accounting Standards No. 130 "Reporting Comprehensive Income" is as follows:

                                           Three Months Ended            Six Months Ended
                                                 June 30,                    June 30,
                                            2001        2000             2001         2000
                                          --------    --------        ---------     --------
     Net Income                           $652,631    $274,986        $1,055,120    $847,140

     Foreign currency transaction
      adjustment                            (5,350)          -            (3,023)          -
                                          --------    --------        ----------    --------

                                          --------    --------        ----------    --------
     Comprehensive Income                  647,281     274,986         1,052,097     847,140
                                          --------    --------        ----------    --------


     New Accounting Pronouncement
     ----------------------------

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

     In June 2001, the Financial Accounting Standards Board issued Statement of Financial Accounting Standard (SFAS) No. 141, Business Combinations and SFAS No. 142, Goodwill and Other Intangible Assets. SFAS No. 141 requires that all business combinations initiated after June 30, 2001 be accounted for under the purchase method and addresses the initial recognition and measurement of goodwill and other intangible assets acquired in a business combination. SFAS No. 142 addresses the initial recognition and measurement of intangible assets acquired outside of a business combination and the accounting for goodwill and other intangible assets subsequent to their acquisition. SFAS No. 142 provides that intangible assets with finite useful lives be amortized and that goodwill and intangible assets with indefinite lives will not be amortized, but will rather be tested at least annually for impairment. Adoption of SFAS No. 141 and No. 142 is not expected to have a material impact on our financial statements.

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



                                               Three Months Ended   Six Months Ended
                                                     June 30,            June 30,
                                                       2000               2000
                                               ------------------   ----------------
     Net income as reported                        $   274,986        $   847,140

     Adjustments for current year net income:
     Total pretax adjustment -
          Change in accounting principle               (72,641)           243,548
          Tax effect                                    30,509           (102,290)
                                                   -----------        -----------
          Net adjustment                           $   (42,132)       $   141,258

     Net income as adjusted                        $   232,854        $   988,398

     Basic weighted average common and
         common equivalent shares outstanding       12,168,512         12,146,945

     Basic earnings per share as reported          $      0.02        $      0.07
     Per share amount of the adjustment            $         -        $      0.01
     Pro forma earnings per common share           $      0.02        $      0.08

     Restatement
     -----------

     In the quarter ended December 31 , 2000, we reviewed our relationship with Speedtrials.com. Speedtrials.com is an internet venture with which we were collaborating to develop a web-based clinical research application. As disclosed in our December 31, 2000 Form 10-KSB, we reversed $680,000 of previously recorded revenues. Of this amount, $30,000 and $325,000 was recorded in the quarters ended March 31, 2000 and June 30, 2000 respectively. The restated June 30, 2000 amounts are reconciled to previously recorded revenues below:

                                       Three Months Ended   Six Months Ended
                                             June 30,          June 30,
                                               2000              2000
                                       ------------------   ----------------
       Revenues as previously reported     $3,465,831         $7,139,503

       Adjustment to reverse revenues        (325,000)          (355,000)
                                           ----------         ----------
       Revenues as restated                $3,140,831         $6,784,503
                                           ----------         ----------


     As a result of the above restatement, net income for the quarter ended June 30, 2000 decreased by $188,500 from $463,486 to $274,986 and for the six months ended June 30, 2000 decreased by $205,900 from $1,053,040 to $847,140.

     Reclassifications
     -----------------

     Certain prior year balances have been reclassified to conform to the current year presentation.

3.   CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

     We had previously reported a collaboration with Speedtrials.com, Inc. to develop web-based clinical research management applications. During the quarter, we terminated our relationship with Speedtrials.com, Inc. In connection with the termination, we had no further obligations in connection with that relationship except for approximately $45,000 which we paid to the outside technology company which provided services in connection with the project. As a result, in this quarter, we released an accrual for approximately $205,000 which we previously recorded relating to this project. In addition, we incurred additional professional fees in connection with the termination of the project. Richard Propper, a greater than 5% shareholder of the company, holds a greater than 10% equity interest in Speedtrials.com, Inc.

4.   LINE OF CREDIT

     In 1997, we obtained a demand line of credit facility with a bank. Maximum borrowings under the facility were the lessor of $1,000,000 or 75% of eligible accounts receivable, as defined, and bear interest at the bank's prime rate plus 1.0%. On March 30, 2001, the credit facility was extended through May 31, 2001 and increased to a maximum borrowing of $1,500,000 at the same terms. On April 10, 2001, the credit facility was modified and increased to the lesser of $2,500,000 or 75% of eligible accounts receivable, as defined and bears interest at the bank's prime rate plus 1.0%, expiring on June 30, 2002.

     ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

     Forward Looking Statements
     --------------------------

     When used in this Report on Form 10-QSB and in other public statements, both oral and written, by Covalent Group, Inc. (the "Company") and Company officers, the words "estimate," "project," "intend," "believe," "anticipate" and similar expressions are intended to identify forward-looking statements regarding events and financial trends that may affect our future operating results and financial position. Such statements are subject to risks and uncertainties that could cause our actual results and financial position to differ materially. Such factors include, among others: (i) our success in attracting new business; (ii) the size, duration and timing of clinical trials; (iii) the termination, delay or cancellation of clinical trials; (iv) the intense competition in the industry in which we compete; (v) our ability to obtain financing on satisfactory terms; (vi) the sensitivity of our business to general economic conditions; (vii) other economic, competitive, governmental and technological factors affecting our operations, markets, products, services and prices and (viii) concentration of our clients. We undertake no obligation to publicly release the result of any revision of these forward-looking statements to reflect events or circumstances after the date they are made or to reflect the occurrence of unanticipated events. These and other factors that could cause the forward-looking statements to be materially different are described in greater detail in our Annual Report on Form 10-KSB in the section entitled "Risk Factors".

     General
     -------

     The information set forth and discussed below for the three and six months ended June 30, 2001, and 2000 is derived from the Financial Statements included elsewhere herein. The financial information set forth and discussed below is unaudited but, in the opinion of management, reflects all adjustments (consisting of normal recurring adjustments) necessary for a fair presentation of such information. The results of our operations for a particular quarter may not be indicative of results expected during the other quarters or for the entire year.

     Our quarterly results can fluctuate as a result of a number of factors, including our success in attracting new business, the size and duration of clinical trials, the timing of client decisions to conduct new clinical trials or possible cancellation or delays of ongoing trials, and other factors, many of which are beyond our control. Clinical research service contracts generally have terms ranging from several months to several years. A portion of the contract fee is generally payable upon execution of the contract, with the balance payable in installments over the life of the contract.

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

     Our backlog, which consists of anticipated revenues from signed contracts, is $34 million at June 30, 2001. We believe that our backlog as of any date is not necessarily a meaningful predictor of future results.

     Three Months Ended June 30, 2001 Compared To Three Months Ended June 30,
     ------------------------------------------------------------------------
     2000
     ----

     Revenues for the three months ended June 30, 2001 increased 52% to $4,762,000 as compared to $3,141,000 for the three month period ended June 30, 2000. The increase of $1,621,000 results from the increase in the number of clinical development projects in process during the most recent quarter as compared to the same quarter last year.

     Direct expenses include compensation and other expenses directly related to conducting clinical studies. These expenses increased by $504,000 from $1,816,000 to $2,320,000 for the three months ended June 30, 2000 and 2001, respectively. Direct expenses as a percentage of revenues were 49% for the three months ended June 30, 2001 as compared to 58% for the same period last year. The decrease in relative percent is due to the different cost structures of the clinical studies being conducted, different types of services requested by our clients and efficiencies in our operational areas by maintaining support expenses and salaries relatively constant.

     Had revenues been recognized on the cost-based percentage of completion method in 2000, revenues and direct expenses for the three months ended June 30, 2000 would have been $3,056,000 and $1,479,000, respectively.

     Selling, general and administrative expenses include all administrative and business development personnel and all other support expenses not directly related to specific contracts. Selling, general and administrative expenses for the three months ended June 30, 2001 amounted to $1,144,000 or 24% of revenues, as compared to $814,000 or 26% of revenues for the same period last year. The increase of $330,000 reflects increased consulting and professional service fees as well as expenses associated with the growth of our infrastructure and training of our clinical operations staff.

     Net interest (expense) income decreased $49,000 from net income of $4,000 for the three months ended June 30, 2000, to net expense of ($45,000) for the three months ended June 30, 2001 because of an increase in capital leases and line of credit interest expense.

     The effective income tax rate for the three months ended June 30, 2001 and 2000 was 42% and 33% respectively.

     Six Months ended June 30, 2001 Compared to Six Months Ended June 30, 2000
     -------------------------------------------------------------------------

     Revenues for the six months ended June 30, 2001 increased 26% to $8,517,000 as compared to $6,785,000 for the six month period ended June 30, 2000.
     The increase of $1,732,000 results from the increase in the number of clinical development projects in process during the most recent six months as compared to the same period last year.

     Direct expenses include compensation and other expenses directly related to conducting clinical studies. These expenses increased by $465,000 from $3,780,000 to $4,245,000 for the six months ended June 30, 2000 and 2001 respectively. The increase in expenses results principally from the increase in the number of clinical development projects. Direct expenses as a percentage of revenues were 50% for the six months ended June 30, 2001 as compared to 56% for the same period last year. The decrease in relative percent is due to the different cost structures of the clinical studies being conducted, different types of services requested by our clients and efficiencies in our operational areas by maintaining support expenses and salaries relatively constant.

     Had revenues been recognized on the cost-based percentage of completion method in 2000, revenues and direct expenses for the six months ended June 30, 2000 would have been $6,961,000 and $3,358,000, respectively

     Selling, general and administrative expenses include all administrative and business development personnel, and all other support expenses. Selling, general and administrative expenses for the six months ended June 30, 2001 amounted to $2,184,000 or 26% of revenues, as compared to $1,510,000 or 22% of revenues for the same period last year. The net increase of $674,000 reflects increased consulting and professional service fees as well as expenses associated with the growth of the infrastructure and training of our clinical operations staff.

     We obtained signed contracts during the first half of 2001 which we expect to produce approximately $18,000,000 in revenues, in contrast to contracts signed during all of year 2000, which resulted in approximately $13,300,000 in revenues. We anticipate a significant increase in revenues in the second half versus the first half of 2001 as more costs are incurred toward completing these new contracts. Additional new contracts are anticipated to be signed over the next few months and should bring further growth to our backlog and future revenues.

     Liquidity and Capital Resources
     -------------------------------

     Our contracts usually require a portion of the contract amount to be paid at the time the contract is initiated. Additional payments are generally made upon completion of negotiated performance requirements throughout the life of the contract. Cash receipts do not necessarily correspond to costs incurred and revenue recognized (revenue recognition is based on the percentage of completion accounting method). We typically receive a low volume of large-dollar receipts. As a result, the number of days outstanding in accounts receivable will fluctuate due to the timing and size of cash receipts. Compared to December 31, 2000, accounts receivable increased $3,089,000 to $4,741,000 at June 30, 2001 primarily due to the timing of billings and progress payments for clinical trials. Costs and estimated earnings in excess of related billings on uncompleted contracts increased $2,189,000 to $7,738,000 at June 30, 2001. This increase was attributable to ten clinical trials for which revenues have been recognized in excess of progress billings made to date on those contracts. As a result of the increase in receivables and costs and estimated earnings in excess of related billings on uncompleted contracts, we borrowed $800,000 which was outstanding at June 30, 2001.

     Our cash and cash equivalents balance at June 30, 2001 was $388,000 as compared to $87,000 at December 31, 2000. The net increase in cash was primarily due to operating results for the three months ended March 31, 2001 and the proceeds from borrowings under our line of credit.

     We purchased $165,000 of equipment in the three months ended June 30, 2001. We anticipate capital expenditures of $100,000 during the remainder of 2001 for computer equipment.

     We have a line of credit with a commercial bank providing a maximum credit facility of the lessor of $2,500,000 or 75% of eligible accounts receivable which bears interest at a rate not to exceed 1% point above the bank's prime rate. Borrowings outstanding under the credit line are secured by substantially all of our assets. Borrowings outstanding under the credit line at June 30, 2001 and December 31, 2000 were $800,000 and $0, respectively.

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

                              COVALENT GROUP, INC.

PART II. OTHER INFORMATION

     ITEM 1.  Legal Proceedings

              None.

     ITEM 2.  Changes in Securities

              On August 6, 2001, the Board of Directors of the Company adopted amended and restated bylaws of the Company in order to adopt certain changes. The principal changes were to adopt procedures for nominations and other business to be properly brought at shareholder meetings and to amend provisions relating to indemnification of officers, directors and employees. A copy of the complete amended and restated Bylaws is filed as an exhibit to this Quarterly Report on Form 10-Q

     ITEM 3.  Defaults Upon Senior Securities

              None.

     ITEM 4.  Submission of Matters to a Vote of Security Holders

              On June 22, 2001, the Company held its Annual Meeting of Stockholders during which the stockholders:

              (1) Elected five nominees to serve as directors with terms continuing until the next Annual Meeting of Stockholders in 2002. The votes cast were as follows:

                                                    For     Withheld
                                                 ---------  --------
                       Kenneth M. Borow, M.D.    9,237,369    21,209
                       Anthony Cerami, Ph.D.     9,126,869   131,209
                       Donald Holdsworth         9,126,869   131,209
                       Joseph A. Delikat         9,237,369    21,209
                       Stephen Sallan, M.D.      9,127,369   131,209

              (2) Ratified the appointment of the firm of Deloitte & Touche LLP as independent auditors to examine the accounts of the Company for the year ending December 31, 2001. The votes cast were as follows:

                             For        Against       Abstain
                          ---------     -------       -------
                          9,229,134      12,421        17,024

     ITEM 5.  Other Information

              None.

     ITEM 6.  Exhibits and Reports on Form 8-K

               (a)  Exhibits

                  3. Amended and Restated Bylaws of Covalent Group, Inc., Effective as of August 7, 2001.

                  10.1  Indemnification Agreement with David Weitz.
                  10.2  Indemnification Agreement with Catherine Spear.
                  10.3  Indemnification Agreement with James Cappola.
                  10.4  Indemnification Agreement with Carol Antinori.
                  10.5  Indemnification Agreement with Stephen E. Sallan, M.D.
                  10.6  Indemnification Agreement with Joseph A. Delikat.
                  10.7  Indemnification Agreement with Donald C. Holdsworth.
                  10.8  Indemnification Agreement with Anthony Cerami, Ph.D.
                  10.9  Indemnification Agreement with Kenneth M. Borow, M.D.

               (b)  Reports on Form 8-K

                    None.

                                   SIGNATURES



     In accordance with the requirements of the Exchange Act, the Registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                          COVALENT GROUP, INC.


Dated: 8/14/01                     By: /s/Kenneth M. Borow, M.D.
     ---------                        ------------------------------------
                                             Kenneth M. Borow, M.D.
                                             Chief Executive Officer

Dated: 8/14/01                     By: /s/Joseph A. Delikat
     ---------                        ------------------------------------
                                             Joseph A. Delikat
                                             Principal Accounting Officer

                                Exhibit Index
                                -------------

3. Amended and Restated Bylaws of Covalent Group, Inc., Effective as of August 7, 2001.

10.1  Indemnification Agreement with David Weitz.
10.2  Indemnification Agreement with Catherine Spear.
10.3  Indemnification Agreement with James Cappola.
10.4  Indemnification Agreement with Carol Antinori.
10.5  Indemnification Agreement with Stephen E. Sallan, M.D.
10.6  Indemnification Agreement with Joseph A. Delikat.
10.7  Indemnification Agreement with Donald C. Holdsworth.
10.8  Indemnification Agreement with Anthony Cerami, Ph.D.
10.9  Indemnification Agreement with Kenneth M. Borow, M.D.

                                Exhibit Index
                                -------------

3. Amended and Restated Bylaws of Covalent Group, Inc., Effective as of August 7, 2001.

10.1  Indemnification Agreement with David Weitz.
10.2  Indemnification Agreement with Catherine Spear.
10.3  Indemnification Agreement with James Cappola.
10.4  Indemnification Agreement with Carol Antinori.
10.5  Indemnification Agreement with Stephen E. Sallan, M.D.
10.6  Indemnification Agreement with Joseph A. Delikat.
10.7  Indemnification Agreement with Donald C. Holdsworth.
10.8  Indemnification Agreement with Anthony Cerami, Ph.D.
10.9  Indemnification Agreement with Kenneth M. Borow, M.D.