Form 10QSB
period 2001-09-30
COVALENT GROUP INC
filed 2001-11-14
CIK 856569

                      SECURITIES AND EXCHANGE COMMISSION

                            WASHINGTON, D.C. 20549

                                  FORM 10-QSB


(Mark One)

X    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE
---- ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2001.

____ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
     EXCHANGE ACT OF 1934 FOR THE TRANSITION PERIOD FROM ________ TO _______.

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

State the number of shares outstanding of each of the issuer's classes of common equity as of September 30, 2001.

Common Stock, Par Value $.001                                       12,497,709
-----------------------------                                       ----------
         (Class)                                                    Outstanding

Transitional Small Business Disclosure Format (check one): Yes ___ No  X
                                                                      ---

FORM 10-QSB


                             COVALENT GROUP, INC.


                                     INDEX

                                                                                          Page
                                                                                          ----
PART I.     Financial Information

     Item 1. Consolidated Financial Statements

          Consolidated Balance Sheet - September 30, 2001 (Unaudited) and
           December 31, 2000 (Unaudited)                                                    3

          Consolidated Statements of Operations - Three Months and Nine Months Ended
           September 30, 2001 (Unaudited) and 2000 (Unaudited)                              4

          Consolidated Statements of Cash Flows - Nine Months Ended September 30, 2001
           (Unaudited) and 2000 (Unaudited)                                                 5

          Notes to Consolidated Financial Statements (Unaudited)                            6

     Item 2. Management's Discussion and Analysis of
             Financial Condition and Results of Operations                                 10

PART II. Other Information                                                                 15


Signature Page                                                                             16

PART 1 FINANCIAL INFORMATION
       ITEM 1.
                          Consolidated Balance Sheets
                                  (Unaudited)

                                                                     September 30, 2001            December 31, 2000
                                                                   ----------------------       ------------------------
Assets
Current Assets
       Cash and cash equivalents                                           $    154,677                  $    86,977
       Restricted cash                                                          275,170                      612,522
       Accounts receivable                                                    5,078,514                    1,652,487
       Prepaid expenses and other                                               402,569                      297,013
       Costs and estimated earnings in excess of
         related billings on uncompleted contracts                            8,253,051                    5,549,457
                                                                           ------------                -------------
            Total Current Assets                                             14,163,981                    8,198,456
                                                                           ------------                -------------
Property and Equipment, Net                                                   1,033,370                      999,070

Deferred Income Taxes                                                            78,854                       78,961

Other Assets                                                                     31,007                       34,073
                                                                           ------------                -------------
Total Assets                                                               $ 15,307,212                  $ 9,310,560
                                                                           ============                =============
Liabilities and Stockholders' Equity
Current Liabilities
       Accounts payable                                                    $    954,830                  $   452,643
       Accrued expenses                                                         348,384                      442,001
       Short term debt                                                        1,600,000
       Income tax payable                                                       580,683                      720,260
       Obligations under capital leases                                          45,522                       34,723
       Billings in excess of related costs and
         estimated earnings on uncompleted contracts                            699,101                      531,641
       Customer advances                                                      2,789,098                      813,974
                                                                           ------------                -------------
            Total Current Liabilities                                         7,017,618                    2,995,242
                                                                           ------------                -------------
Long Term Liabilities
       Obligations under capital leases                                          52,357                       75,286
                                                                           ------------                -------------
            Total Long Term Liabilities                                          52,357                       75,286
                                                                           ------------                -------------
Total Liabilities                                                             7,069,975                    3,070,528
                                                                           ------------                -------------
Stockholders' Equity
       Common stock,  $.001 par value 25,000,000 shares
          authorized, 12,497,709 and 12,213,309
          shares issued respectively                                             12,498                       12,213
       Additional paid-in capital                                            10,514,568                    9,915,656
       Accumulated deficit                                                   (2,232,496)                  (3,636,926)
       Accumulated other comprehensive income (loss)                             (7,017)                        (595)
                                                                           ------------                -------------
          Less:                                                               8,287,553                    6,290,348
            Treasury stock, at cost, 12,500 shares                              (50,316)                     (50,316)
                                                                           ------------                -------------
            Total Stockholders' Equity                                        8,237,237                    6,240,032
                                                                           ------------                -------------
Total Liabilities and Stockholders' Equity                                 $ 15,307,212                  $ 9,310,560
                                                                           ============                =============

       See accompanying notes to the consolidated financial statements.

                             Covalent Group, Inc.
                     Consolidated Statements Of Operations
                                  (Unaudited)

                                                  Three Months Ended September 30        Nine Months Ended September 30
                                                    2001         2000 (Restated)          2001         2000 (Restated)
                                             ------------------------------------- -------------------------------------
Revenues                                         $ 4,564,275        $ 3,175,902       $ 13,081,106        $ 9,960,405

Operating Expenses
    Direct                                         2,757,538          1,581,156          7,002,166          5,361,393
    Selling, general and administrative            1,045,415            882,477          3,228,960          2,392,974
    Depreciation and amortization                    135,679             88,725            370,362            285,149
                                             ------------------------------------- -------------------------------------

Total Operating Expenses                           3,938,632          2,552,358         10,601,488          8,039,516
                                             ------------------------------------- -------------------------------------
Income from Operations                               625,643            623,544          2,479,618          1,920,889

Net Interest (Expense) Income                        (24,993)             1,290            (65,931)            20,015
                                             ------------------------------------- -------------------------------------
Income before Income Taxes                           600,650            624,834          2,413,687          1,940,904

Income Tax Provision                                 251,340            215,170          1,009,257            684,100
                                             ------------------------------------- -------------------------------------
Net Income                                       $   349,310        $   409,664       $  1,404,430        $ 1,256,804
                                             ===================================== =====================================
Net Income per Common Share

Basic:                                           $      0.03        $      0.03       $       0.11        $      0.10
Diluted:                                         $      0.03        $      0.03       $       0.11        $      0.10

Weighted Average Common and Common Equivalent Shares Outstanding
Basic                                             12,483,235         12,179,954         12,498,335         12,157,742
Diluted                                           13,097,087         12,633,207         13,029,023         12,851,947

       See accompanying notes to the consolidated financial statements.

                             Covalent Group, Inc.

                     Consolidated Statements of Cash Flows

                                  (unaudited)

                                                                                         Nine months Ended September 30,
                                                                                       2001                      2000 (Restated)
                                                                              -----------------------       ------------------------
Operating Activities:

Net income                                                                      $          1,404,430          $           1,256,804
       Adjustments to reconcile net income to
       net cash provided by operating activities
       Depreciation and amortization                                                         370,362                        285,149
       Changes in assets and liabilities
       (Increase) decrease in -
       Restricted cash                                                                       337,352                       (384,098)
       Accounts receivable                                                                (3,426,027)                     1,014,184
       Prepaid expenses and other                                                           (105,556)                      (123,196)
       Costs and estimated earnings in excess
         of related billings on uncompleted contracts                                     (2,703,594)                    (2,361,820)
       Other assets                                                                            3,066                        (13,887)
       Deferred income taxes                                                                     107                              -
       Increase (decrease) in -
       Accounts payable                                                                      502,187                        475,192
       Accrued expenses                                                                      (93,617)                      (549,082)
       Income taxes payable                                                                 (139,577)                        31,358
       Billings in excess of related costs and
         estimated earnings on uncompleted contracts                                         167,460                        118,871
       Customer advances                                                                   1,975,124                        788,625
                                                                              -----------------------       ------------------------
Net Cash (Used In)/Provided by Operating Activities                                       (1,708,283)                       538,100
                                                                              -----------------------       ------------------------
Investing Activities:

Purchases of property and equipment                                                         (387,346)                       (47,121)
                                                                              -----------------------       ------------------------
Net Cash (Used In)/Provided by Operating Activities                                         (387,346)                       (47,121)
                                                                              -----------------------       ------------------------
Financing Activities:
Principal repayments of obligations under capital leases                                     (29,446)                             -
Borrowings under short term debt                                                           1,600,000                              -
Proceeds from exercise of stock options                                                      599,197                        461,663
                                                                              -----------------------       ------------------------
Net Cash Provided By Financing Activities                                                  2,169,751                        461,663
                                                                              -----------------------       ------------------------
Effect of Exchange Rate Changes on Cash and Cash Equivalents                                  (6,422)                             -

Net Increase In Cash and Cash Equivalents                                                     67,700                        952,642

Cash and Cash Equivalents, Beginning of Period                                                86,977                        558,528
                                                                              -----------------------       ------------------------
Cash and Cash Equivalents, End of Period                                        $            154,677          $           1,511,170
                                                                              =======================       ========================

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

     Use of Estimates
     ----------------

     The preparation of consolidated financial statements in conformity with accounting principles generally accepted in the United States of America ("generally accepted accounting principles") requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the period. Actual results could differ from those estimates.

     Basis of Presentation
     ---------------------

     The financial statements for the three and nine months ended September 30, 2001 and 2000 have been prepared without audit and, in the opinion of management, reflect all adjustments necessary (consisting only of normal recurring adjustments) to present fairly our financial position at September 30, 2001 and December 31, 2000 and the results of our operations and our cash flows for the interim periods presented. Such financial statements do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. For further information, refer to the financial statements and footnotes thereto included in our annual report on Form 10-KSB, for the year ended December 31, 2000.

     Operating results for the nine months ended September 30, 2001 may not necessarily be indicative of the results for the year ending December 31, 2001.

     Revenue Recognition
     -------------------

     Revenues are earned by performing services primarily under fixed-price contracts. Revenues from contracts are recognized using the percentage of completion method, measured principally by the total costs incurred as a percentage of estimated total costs for each contract. The estimated total costs of contracts are reviewed and revised periodically throughout the lives of the contracts with adjustments to revenues resulting from such revisions being recorded on a cumulative basis in the period in which the revisions are made. Hence, the effect of the changes on future periods of contract performance is recognized as if the revised estimates had been the original estimates. Because of the inherent uncertainties in estimating costs, it is at least reasonably possible that the estimates used will change in the near term and could result in a material change. Costs and estimated earnings in excess of related billings on uncompleted contracts represent revenue recognized in excess of amounts billed. Billings in excess of related costs and estimated earnings on uncompleted contracts represent amounts billed in excess of revenue recognized.

     Restricted Cash
     ---------------

     We received an advance payment from one of our customers as part of a long term contract, which includes a separate restricted cash account to be utilized for payment of investigator fees. As of September 30, 2001, this restricted cash amount was $275,170. This amount was also included in customer advances.

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

     The net income and weighted average common and common equivalent shares outstanding for purposes of calculating net income per common share are computed as follows:

                                                           Three Months Ended                 Nine Months Ended
                                                              September 30,                     September 30,
                                                           2001             2000             2001             2000
                                                       ------------      -----------      -----------     ------------
Net income used for basic and diluted
net income per common share                            $    349,310      $   409,664      $ 1,404,430     $  1,256,804
                                                       ============      ===========      ===========     ============
Weighted average common shares outstanding
used for basic net income per common share               12,483,235       12,179,954       12,498,335       12,157,742

Dilutive effect of common stock
options and warrants outstanding                            613,841          453,253          530,688          694,205
                                                       ------------      -----------      -----------     ------------
Weighted average common and common
equivalent shares outstanding used for
diluted net income per common share                      13,097,076       12,633,207       13,029,023       12,851,947
                                                       ============      ===========      ===========     ============

     Comprehensive Income
     --------------------

     A reconciliation of comprehensive income in accordance with Statement of Financial Accounting Standards No. 130 "Reporting Comprehensive Income" is as follows:

                                                    Three Months Ended             Nine Months Ended
                                                        September 30,                 September 30,
                                                    2001           2000           2001             2000
                                                 ---------       --------      ----------      -----------
     Net Income                                  $ 349,310       $409,664      $1,404,430      $ 1,256,804

     Foreign currency translation
      adjustment                                    (9,446)             -          (6,422)               -
                                                 ---------       --------      ----------      -----------
                                                 ---------       --------      ----------      -----------
     Comprehensive Income                        $ 339,864       $409,664      $1,398,008      $ 1,256,804
                                                 =========       ========      ==========      ===========

     New Accounting Pronouncement
     ----------------------------

     In June 1998, the Financial Accounting Standards Board (the "FASB") issued SFAS No. 133, "Accounting for Derivative Investments and Hedging Activities." This statement establishes the accounting and reporting standards for derivatives and hedging activity. Upon the adoption of SFAS No. 133, all derivatives are required to be recognized in the statement of financial positions as either assets or liabilities and measured at fair value. In July 1999, and June 2000, the FASB issued SFAS No. 137 and SFAS No. 138 which deferred the effective date for implementation of SFAS No. 133 to fiscal years beginning after June 15, 2000 and which addressed a limited number of issues causing implementation difficulties for entities that apply SFAS No. 133, respectively. Adoption of this statement on January 1, 2001 did not have a material effect on our financial statements.

     In June 2001, the Financial Accounting Standards Board issued Statement of Financial Accounting Standard (SFAS) No. 141, Business Combinations and SFAS No. 142, Goodwill and Other Intangible Assets. SFAS No. 141 requires that all business combinations initiated after June 30, 2001 be accounted for under the purchase method and addresses the initial recognition and measurement of goodwill and other intangible assets acquired in a business combination. SFAS No. 142 addresses the initial recognition and measurement of intangible assets acquired outside of a business combination and the accounting for goodwill and other intangible assets subsequent to their acquisition. SFAS No. 142 provides that intangible assets with finite useful lives be amortized and that goodwill and intangible assets with indefinite lives will not be amortized, but will rather be tested at least annually for impairment. Adoption of SFAS No. 141 did not have a material impact on our financial statements. Adoption of SFAS No. 142 is not expected to have a material impact on our financial statements.

     In June 2001, the Financial Accounting Standards Board issued SFAS No. 143, "Accounting for Asset Retirement Obligations." This Statement addresses financial accounting and reporting for obligations associated with the retirement of tangible long-lived assets and the associated asset retirement costs. This Statement requires that the fair value of a liability for an asset retirement obligation be recognized in the period in which it is incurred if a reasonable estimate of fair value can be made. SFAS No. 143 is effective for financial statements issued for fiscal years beginning after June 15, 2002. Adoption of SFAS No. 143 is not expected to have a material impact on our financial statements.

     In August 2001, the Financial Accounting Standards Board issued SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets." This Statement addresses the financial accounting and reporting for the impairment or disposal of long-lived assets. This Statement superceded FASB Statement No. 121, "Accounting for the Impairment of Long-Lived Assets." This Statement established a single accounting model, based on the framework established in SFAS No. 121, and resolved some of the implementation issues related to Statement 121. SFAS No. 144 is to be effective for financial statements issued for fiscal years beginning after December 15, 2001, and interim periods within those fiscal years. Adoption of SFAS No. 144 is not expected to have a material impact on our financial statements.


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

                                                                    Three Months Ended         Nine Months Ended
                                                                       September 30,              September 30,
                                                                           2000                       2000
                                                                    -------------------        ------------------
             Net income as reported                                   $   409,664                 $ 1,256,804

             Adjustments for current year net income:
             Total pretax adjustment -
                  Change in accounting principle                          (13,661)                    229,887
                  Tax effect                                                5,738                     (96,553)
                  Net adjustment                                      $    (7,923)                $   133,334
                                                                    -------------------        -----------------
             Net income as adjusted                                   $   401,741                 $ 1,390,138

             Basic weighted average common and
                 common equivalent shares outstanding                  12,179,954                  12,157,742

             Basic earnings per share as reported                     $      0.03                 $      0.10
             Per share amount of the adjustment                       $         -                 $      0.01
             Pro forma earnings per common share                      $      0.03                 $      0.11

     Restatement
     -----------

     In the quarter ended December 31 , 2000, we reviewed our relationship with Speedtrials.com. Speedtrials.com is an internet venture with which we were collaborating to develop a web-based clinical research application. As disclosed in our December 31, 2000 Form 10-KSB, we reversed $680,000 of previously recorded revenues. This amount is comprised of, $30,000, $325,000 and $325,000 which were recorded in the quarters ended March 31, 2000, June 30, 2000 and September 30, 2000 respectively. The restated September 30, 2000 amounts are reconciled to previously recorded revenues below:

                                                Three Months Ended    Nine Months Ended
                                                    September 30,         September 30,
                                                        2000                   2000
                                                ------------------    -----------------
          Revenues as previously reported       $        3,500,902    $      10,640,405

          Adjustments to reverse revenues       $         (325,000)   $        (680,000)
                                                ------------------    -----------------

          Revenues as restated                  $        3,175,902    $       9,960,405
                                                ------------------    -----------------

     As a result of the above restatement, net income for the quarter ended September 30, 2000 decreased by $188,500 from $598,164 to $409,664 and for the nine months ended September 30, 2000 decreased by $394,400 from $1,651,204 to $1,256,804.

     Reclassifications
     -----------------

     Certain prior year balances have been reclassified to conform to the current year presentation.

3.   CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

     We had previously reported a collaboration with Speedtrials.com, Inc. to develop web-based clinical research management applications. During the second quarter of 2001, we terminated our relationship with Speedtrials.com, Inc. In connection with the termination, we had no further obligations in connection with that relationship except for approximately $45,000 which we paid to the outside technology company which provided services in connection with the project. As a result, in the second quarter, we released an accrual for approximately $205,000 which we previously recorded relating to this project. In addition, we incurred additional professional fees in connection with the termination of the project. Richard Propper, a greater than 5% shareholder of the Company, holds a greater than 10% equity interest in Speedtrials.com, Inc.

4.   LINE OF CREDIT

     In 1997, we obtained a demand line of credit facility with a bank. Maximum borrowings under the facility were the lessor of $1,000,000 or 75% of eligible accounts receivable, as defined, and bear interest at the bank's prime rate plus 1.0%. On March 30, 2001, the credit facility was extended through May 31, 2001 and increased to a maximum borrowing of $1,500,000 at the same terms. On April 10, 2001, the credit facility was modified and increased to the lesser of $2,500,000 or 75% of eligible accounts receivable, as defined and bears interest at the bank's prime rate plus 1.0%, expiring on June 30, 2002. On September 26, 2001, the credit facility was consolidated and modified to incorporate two financial covenants which includes, a tangible net worth of $6,500,000 and a total liabilities to tangible net worth ratio not more than 1.0 to 1.0. On September 30, 2001 our borrowings totaled $1,600,000 leaving $900,000 available under the line of credit.

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

     General
     -------

     The information set forth and discussed below for the three and nine months ended September 30, 2001, and 2000 is derived from the Financial Statements included elsewhere herein. The financial information set forth and discussed below is unaudited but, in the opinion of management, reflects all adjustments (consisting of normal recurring adjustments) necessary for a fair presentation of such information. The results of our operations for a particular quarter may not be indicative of results expected during the other quarters or for the entire year.

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

     Our backlog, which consists of anticipated revenues from signed contracts, is $29 million at September 30, 2001. We believe that our backlog as of any date is not necessarily a meaningful predictor of future results.

     Three Months Ended September 30, 2001 Compared To Three Months Ended
     --------------------------------------------------------------------
     September 30, 2000
     ------------------

     Revenues for the three months ended September 30, 2001 increased 44% to $4,564,000 as compared to $3,176,000 for the three month period ended September 30, 2000. The increase of $1,388,000 results from the increase in the number of clinical development projects in process during the most recent quarter as compared to the same quarter last year.

     Direct expenses include compensation and other expenses directly related to conducting clinical studies. These expenses increased by $1,177,000 from $1,581,000 to $2,758,000 for the three months ended September 30, 2000 and 2001, respectively. The increase in expenses resulted principally from the increase in the number of clinical development projects. Direct expenses as a percentage of revenues were 60% for the three months ended September 30, 2001 as compared to 50% for the same period last year. The increase in relative percent is due to an increase in our assessment of estimated costs towards completion of an ongoing contract, the adverse impact on our workflow processes during the weeks following September 11, 2001, and infrastructure investments for start-up of six new clinical research trials including expansion of our European operational capabilities.

     Had revenues been recognized on the cost-based percentage of completion method in 2000, revenues and direct expenses for the three months ended September 30, 2000 would have been $3,482,000 and $1,587,000, respectively.

     Selling, general and administrative expenses include all administrative and business development personnel and all other support expenses not directly related to specific contracts. Selling, general and administrative expenses for the three months ended September 30, 2001 amounted to $1,045,000 or 23% of revenues, as compared to $882,000 or 28% of revenues for the same period last year. The increase of $163,000 reflects increased consulting and professional service fees as well as expenses associated with the growth of our infrastructure and training of our clinical operations staff.

     Depreciation and amortization expense increased from $89,000 for the three months ended September 30, 2000 to $136,000 for the three months ended September 30, 2001 due to an increase in property and equipment.

     Net interest (expense) income decreased $26,000 from net income of $1,000 for the three months ended September 30, 2000, to net expense of ($25,000) for the three months ended September 30, 2001 because of an increase in capital leases and interest expense from short term debt.

     The effective income tax rate for the three months ended September 30, 2001 and 2000 was 42% and 34% respectively. At September 30, 2000 the effective income tax rate was lower due to a net operating loss carry forward from prior years and the effect of the Speedtrials.com restatement.

     Nine Months ended September 30, 2001 Compared to Nine Months Ended
     ------------------------------------------------------------------
     September 30, 2000
     ------------------

     Revenues for the nine months ended September 30, 2001 increased 31% to $13,081,000 as compared to $9,960,000 for the nine month period ended September 30, 2000. The increase of $3,121,000 results from the increase in the number of clinical development projects in process during the most recent nine months as compared to the same period last year.

     Direct expenses include compensation and other expenses directly related to conducting clinical studies. These expenses increased by $1,641,000 from $5,361,000 to $7,002,000 for the nine months ended September 30, 2000 and 2001 respectively. The increase in expenses results principally from the increase in the number of clinical development projects. Direct expenses as a percentage of revenues were 54% for the nine months ended September 30, 2001 as compared to 54% for the same period last year. Although direct expenses as a percentage of revenues were constant, the performance is subject to an increase in our assessment of estimated costs towards completion of an ongoing contract, the adverse impact on our workflow processes during the weeks following September 11, 2001, and infrastructure investments for start-up of six new clinical research trials including expansion of our European operational capabilities.

     Had revenues been recognized on the cost-based percentage of completion method in 2000, revenues and direct expenses for the nine months ended September 30, 2000 would have been $10,442,000 and $4,944,000, respectively.

     Selling, general and administrative expenses include all administrative and business development personnel, and all other support expenses. Selling, general and administrative expenses for the nine months ended September 30, 2001 amounted to $3,229,000 or 25% of revenues, as compared to $2,393,000 or 24% of revenues for the same period last year. The net increase of $836,000 reflects increased consulting and professional service fees as well as expenses associated with the growth of the infrastructure and training of our clinical operations staff.

     Depreciation and amortization increased from $285,000 for the nine months ended September 30, 2000 to $370,000 for the nine months ended 2001 due to an increase in property and equipment.

     Interest (expense) income decreased from $20,000 for the nine months ended September 30, 2000 to $(66,000) for the nine months ended September 30, 2001 due to an increase in capital leases and interest expense from short term debt.

     The effective income tax rate for the three months ended September 30, 2001 and 2000 was 42% and 35% respectively. At September 30, 2000 the effective income tax rate was lower due to a net operating loss carry forward from prior years and the effect of the Speedtrials.com restatement.


     Liquidity and Capital Resources
     -------------------------------

     Our contracts usually require a portion of the contract amount to be paid at the time the contract is initiated. Additional payments are generally made upon completion of negotiated performance requirements throughout the life of the contract. Cash receipts do not necessarily correspond to costs incurred and revenue recognized (revenue recognition is based on the percentage of completion accounting method). We typically receive a low volume of large-dollar receipts. As a result, the number of days outstanding in accounts receivable will fluctuate due to the timing and size of cash receipts. Compared to December 31, 2000, accounts receivable increased $3,426,000 to $5,079,000 at September 30, 2001 primarily due to the timing of billings and progress payments for clinical trials. We have recently instituted new billing and accounts receivable management procedures that we anticipate will result in an improvement in the accounts receivable balance during the fourth quarter as outstanding amounts are collected more rapidly. Costs and estimated earnings in excess of related billings on uncompleted contracts increased $2,704,000 to $8,253,000 at September 30, 2001. This increase was mainly attributable to two clinical trials which represent 79% of revenues which have been recognized in excess of progress billings made to date on those contracts. As a result of the increase in receivables and costs and estimated earnings in excess of related billings on uncompleted contracts, we borrowed $1,600,000 which was outstanding at September 30, 2001.

     Our cash and cash equivalents balance at September 30, 2001 was $155,000 as compared to $87,000 at December 31, 2000. The net increase in cash was primarily due to operating results for the nine months ended September 31, 2001 and the proceeds from borrowings under our line of credit.

     We purchased $387,000 of equipment in the nine months ended September 30, 2001. We anticipate capital expenditures of $50,000 during the remainder of 2001 for computer equipment.

     We have a line of credit with a commercial bank providing a maximum credit facility of the lessor of $2,500,000 or 75% of eligible accounts receivable which bears interest at a rate not to exceed 1% point above the bank's prime rate. Borrowings outstanding under the credit line are secured by substantially all of our assets. Borrowings outstanding under the credit line at September 30, 2001 and December 31, 2000 were $1,600,000 and $0, respectively. We anticipate that collections of accounts receivables in the fourth quarter will permit the reduction of borrowings outstanding under the line of credit.


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

                  None

         ITEM 3.  Defaults Upon Senior Securities

                  None.

         ITEM 4.  Submission of Matters to a Vote of Security Holders

                  None

         ITEM 5.  Other Information

                  None.

         ITEM 6.  Exhibits and Reports on Form 8-K

                  None.

                                   SIGNATURES



     In accordance with the requirements of the Exchange Act, the Registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                        COVALENT GROUP, INC.


 Dated: 11/14/01                    By: /s/ Kenneth M. Borow, M.D.
       ---------                       ----------------------------------
                                            Kenneth M. Borow, M.D.
                                            Chief Executive Officer

 Dated: 11/14/01                    By: /s/ Joseph A. Delikat
       ---------                       ----------------------------------
                                            Joseph A. Delikat
                                            Principal Accounting Officer