Form 10KSB
period 2001-12-31
COVALENT GROUP INC
filed 2002-04-01
CIK 856569

                    U.S. SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549

                                  Form 10-KSB

(Mark One)

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 for the fiscal year ended December 31, 2001.

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

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [_]

State issuer's revenues for its most recent fiscal year: $18,353,481

The aggregate market value of the common stock held by non-affiliates as of March 22, 2002 was $52,661,481.

As of March 22, 2002 there were 12,520,759 shares of common stock outstanding.

                      DOCUMENTS INCORPORATED BY REFERENCE

Portions of the definitive proxy statement to be filed with the Securities and Exchange Commission relative to the Company's 2002 Annual Meeting of Stockholders are incorporated by reference into Part III of this Report.

Transitional Small Business Disclosure Format (check one):  Yes _____ No   X
                                                                         -----

                                     PART I

                              CAUTIONARY STATEMENT

When used in this Report on Form 10-KSB and in other public statements, both oral and written, by the Company and Company officers, the words "estimate," "project," "intend," "believe," "anticipate" and similar expressions are intended to identify forward-looking statements regarding events and financial trends that may affect our future operating results and financial position. Such statements are subject to risks and uncertainties that could cause our actual results and financial position to differ materially. Such factors include, among others: (i) our success in attracting new business; (ii) the size, duration and timing of clinical trials; (iii) the termination, delay or cancellation of clinical trials; (iv), outsourcing trends in the pharmaceutical, biologics and medical device industries; (v) the ability to maintain profit margins in a competitive marketplace; (vi) our ability to attract and retain qualified personnel; (vii) the sensitivity of our business to general economic conditions; and (viii) other economic, competitive, governmental and technological factors affecting our operations, markets, products, services and prices. We undertake no obligation to publicly release the result of any revision of these forward-looking statements to reflect events or circumstances after the date they are made or to reflect the occurrence of unanticipated events. Please see the risk factors beginning on page 10 for a more complete discussion of factors, which could cause our actual results and financial position to change.

PART I

Item 1. Business

Overview

     In this discussion, the terms "Company," "we," "us" and "our" refer to Covalent Group, Inc. and our subsidiaries, except where it is made clear otherwise.

     We are a leader in the design and management of complex clinical trials for the pharmaceutical, biotechnology and medical device industries. Our mission is to provide our clients with high quality, full-service support for their clinical trials. We offer therapeutic expertise, experienced team management and advanced technologies.

     Our current clients consist of many of the well-known, largest and most demanding companies in the pharmaceutical and biotechnology industries. From clinical program development, to proven patient recruitment, to managing the regulatory submission process, we have the resources to implement full-scale studies as well as selected aspects of Phase I through IV clinical trials and to deliver clinical programs on time and within budget. We have clinical trial experience across a wide variety of therapeutic areas. We currently have operational capabilities in the United States, Canada, Western Europe, Eastern Europe and Scandinavia.

     We incorporated in August 1989 as West End Ventures, Inc. in the state of Nevada. In September, 1989, we acquired Future Medical Technologies, Inc. ("FMT"), a New Jersey corporation, and in February 1995, we acquired Covalent Research Alliance Corp ("CRA"), a Pennsylvania corporation. In 1996, we disposed of the stock of FMT. In 1999, we changed our name to Covalent Group, Inc. and merged with CRA to form the current entity.

     In November 2000, we established Covalent Group Ltd, a wholly owned subsidiary in the United Kingdom, to support existing contracts on clinical trials and expand our presence internationally.

Contract Research Organization Industry

     Traditionally, many companies in the pharmaceutical, biotechnology and medical device industries have performed the majority of their product development internally. At the present time, we believe that the percentage of services required for product development that are being outsourced is increasing and will continue to increase in the future because of numerous factors, including:

     .  cost containment pressures;
     .  attempts to overcome limitations on internal capacity;
     . a desire to improve the timeline for evaluating and developing new drugs and/or devices;
     . the need to perform research relating to new drugs in multiple countries simultaneously;
     . the response to increasingly stringent government regulations in various countries; and
     . the desire to use external expertise to supplement design and development capabilities that many potential clients lack internally.

Moreover, it is well-known that the size of the investment required to develop new drugs continues to increase, a trend that creates an opportunity for us to help speed the drug development process or make this process more efficient.

Our Solution

     Unlike larger, more conventional contract research organizations, we provide a value-added approach to the clinical trial marketplace. We address the specific needs of the pharmaceutical and biotechnology industries for drug discovery and development by providing integrated and individualized services to help our clients maximize the return on their research and development investments. We believe that our application of innovative technologies, therapeutic expertise and commitment to quality offer our clients a means to more quickly and cost effectively develop products through the success of clinical trials. In addition, we use our proprietary TeleTrial(R) technology to support our drug development services and create "sameness" in the way we conduct clinical trials globally. Lastly, with our wholly-owned European subsidiary, we are able to meet the international drug and device development needs of our clients.

     Recognizing the dynamic nature of the bio-pharmaceutical and medical device development process, we adapt our services to our clients' needs to ensure seamless interaction. Our distinguishing features include the following:

     .  Experienced management. We are an established company led by a senior
        ----------------------
        management team who averages greater than 20 years of clinical research experience from both the contract research organization and pharmaceutical/biotechnology industry perspective. We continue to leverage this expertise as we expand our consultative and clinical operations services. In 2001, Dr. Brian Dickson and Dr. John Hall joined our team, significantly expanding both our expertise and management experience. Equally important is our ability to retain such talent. This retention equates to stable staffing over the course of a client's clinical trial.

     .  Credibility in the clinical research marketplace. We have a strong
        ------------------------------------------------
        client base with a high rate of repeat business. We have gained the confidence of our clients as demonstrated by their entrusting us with broad responsibilities, including designing and implementing global clinical research programs for some of their most important products. Dr. Kenneth M. Borow, Dr. Brian Dickson and Dr. John Hall provide therapeutic leadership in a wide variety of disease areas including cardiology, metabolic/endocrine, neurology, oncology, gastroenterology, women's health, dermatology and infectious diseases/vaccines. During 2002, we intend to continue to actively pursue additional clients, as well as new therapeutic areas.

     .  Our TeleTrial(R) proprietary technology. The scope of our TeleTrial(R)
        ---------------------------------------
        system includes both interactive speech response and web-enabled capabilities. This system supports clinical trials 24 hours a day, seven days a week. The key benefits of our state-of-the-art technology include project-wide efficiency, direct data entry, real-time data access, and "just-in-time" drug tracking and delivery. Moreover, TeleTrial(R) helps create and maintain operational continuity and "sameness" in clinical trials being conducted both in the United States and internationally.

     .  Incorporating advanced technologies into our service offerings. We
        --------------------------------------------------------------
        believe that optimizing the use of advanced technologies can accelerate the drug development process as well as yield valuable marketing information. We have broad experience in the use of advanced technologies to support data management, project management, field operations and biostatistics. As new technologies develop, we equip and train our employees to make the best use of technological innovations.

     .  Strategic global expansion to meet client needs. In 2001, Covalent
        -----------------------------------------------
        Group, Ltd., our wholly-owned European subsidiary, commenced operations, providing us with a strategically important presence in Europe. Covalent Group, Ltd. is not only building a European-based clientele, with their own clinical trials (either solely in Europe or in Europe and the U.S.), but also assists us in conducting clinical trials in Western Europe, Eastern Europe and Scandinavia for our other clients. We believe that this capability positions us to meet our clients' multi-national needs.

Our Services

     Clinical Trial Services
     -----------------------

     We offer complete services for the design, initiation and management of clinical trial programs, a critical element in obtaining regulatory approval for our clients' products. We specialize in complex clinical trials with special attention paid to understanding conceptual issues and creating practical solutions. We have performed services in connection with trials in the following therapeutic areas: cardiology, metabolic/endocrine, neurology, oncology, gastroenterology, women's health, dermatology and infectious diseases/vaccines. In addition, we are currently expanding our expertise into the areas of hematology and ophthalmology.

     We serve our clients' needs by conducting clinical trials through a project team. A project manager supervises and facilitates all aspects of the conduct of the clinical trial. Other members of the project team typically include representatives from clinical trials management, data management, regulatory operations, regulatory affairs, information services, quality assurance, medical writing, and field monitoring. Within this project-oriented structure, we can manage every aspect of clinical trials conducted in Phases I through IV of the drug development process. Many of our current projects involve Phase II, Phase III or IIIb clinical trials, which are generally larger, longer and more complex than Phase I trials.

     We have adopted global standard operating procedures intended to satisfy regulatory requirements in the United States and in many foreign countries and serve as tools for controlling and enhancing the quality of our clinical trials. All of our standard operating procedures are designed and maintained in compliance with good clinical practice (GCP) requirements and the International Conference on Harmonization (ICH) standards. The Food and Drug Administration
(FDA) and the European community have adopted these standards. We compile, analyze, interpret and submit data generated during clinical trials in report form to our clients, as well as, at our client's request, directly to the FDA or other relevant regulatory agencies for purposes of obtaining regulatory approval.

     Clinical trials represent one of the most expensive and time-consuming parts of the overall drug development process. The information generated during these trials is critical for gaining market approval from the FDA or other regulatory agencies. We assist our clients with one or more of the following steps:

   . Study Protocol Design. The protocol defines the medical issues the study seeks to examine and the statistical tests that will be conducted. Accordingly, the protocol also defines the frequency and type of laboratory and clinical measurements to be performed, tracked and analyzed. The protocol also defines the number of patients required to produce a statistically meaningful result, the period of time over which they must be tracked, and the frequency and dosage of drug administration. The study's success depends on the protocol's ability to adequately fulfill the requirements of the regulatory authorities.

   . Case Report Form Design. Once the study protocol has been finalized, the Case Report Form, or CRF, must be developed. The CRF is the critical source document for collecting the necessary clinical data as dictated by the study protocol. The CRF for one patient in a given study may consist of 100 or more pages.

   . Investigator Recruitment. During clinical trials, physicians, who are also referred to as investigators, at hospitals, clinics or other locations, supervise administration of the drug to patients. A significant portion of a trial's success depends on the successful identification and recruitment of experienced investigators with an adequate base of patients who satisfy the requirements of the study protocol. We recruit investigators who contract directly with either us or our clients to participate in clinical trials. Our investigator database includes thousands of physician-investigators specializing in a multitude of therapeutic areas.

   . Patient Enrollment. The investigators, usually with our assistance, find and enroll patients suitable for the study. The speed at which trials can be completed is significantly affected by the rate at which patients are enrolled. Prospective patients are required to review information about the drug and its possible side effects, and sign an informed consent form to record their knowledge and acceptance of potential side effects. Patients also undergo a medical examination by the investigator to determine whether they meet the requirements of the study protocol. Patients then receive the drug and are examined by the investigator as specified by the study protocol.

   . Study Monitoring and Data Collection. As patients are examined and tests are conducted in accordance with the study protocol, data are recorded on CRFs. CRFs are reviewed and collected from study sites by specially trained persons known as clinical research associates (CRAs) or field monitors.

Field monitors visit study sites regularly to ensure that the CRFs are completed correctly and that the data specified in the protocol are obtained. The field monitors send completed CRFs to our corporate offices where they are reviewed for consistency and accuracy before their data are entered into an electronic database. An alternative data flow process utilizes a remote data entry technology that frequently enhances the quality and timeliness of clinical data collection while achieving cost savings. We are currently involved in studies using both types of data flow processes.

   . Report Writing. The statistical analysis findings for data collected during the trial together with other clinical data can be included in a final study report generated for inclusion in a regulatory filing or as a final deliverable to the client.

     Data Management Services
     ------------------------

     We have automated the data management process associated with clinical trial management through our use and customization of the industry standard software known as clinical trials management systems. We license Oracle Clinical and Domain Clintrial as our clinical trials management systems. The software assists us in the collection, validation and reporting of clinical results to our pharmaceutical, biotechnology and medical device clients. Our data management professionals provide CRF review and tracking, data entry, integrated clinical/statistical reports, as well as manuscripts for publication.

     Biostatistics
     -------------

     Our biostatistical professionals assist clients with all phases of drug development, including biostatistical consulting, database design, data analysis and statistical reporting. These professionals develop and review protocols, design appropriate analysis plans and design report formats to address the objectives of the study protocol, as well as the client's individual objectives. Frequently, our biostatisticians represent clients during face-to-face discussions at the FDA.

     TeleTrial(R)
     ---------

     The TeleTrial(R) system is an automated database system that supports storage and retrieval of clinical trials' information on a 24 hours a day, seven days a week basis. The system combines the use of several technologies including: the Internet, telephone-based interactive voice response (IVR) and speech recognition, and e-mail. We designed TeleTrial(R) to overcome many of the problems associated with traditional IVR systems. Rather than being limited to only touch-tone entry, TeleTrial(R) also includes state-of-the-art speech recognition technology and Internet access. These features significantly enhance the flexibility, and therefore user acceptance, of the system. TeleTrial(R) has been designed, developed and maintained according to accepted pharmaceutical industry practices. It contains the following four standard modules:

     .  Study Management.  This module maintains and tracks relevant information
        ----------------
        about study personnel including name, address, telephone number, facsimile and e-mail addresses.

     .  Site Management. This module maintains and tracks relevant information
        ---------------
        about the study site including study-related identification numbers, site study personnel, internal contacts for financial and regulatory issues, and site pharmacies, if relevant.

     .  Subject Management.  This module facilitates subject enrollment from the
        ------------------
        screening phase of the study through randomization. TeleTrial(R) provides centralized enrollment and randomization 24 hours a day, seven days a week. Study sites are able to randomize a patient, dispense drugs at a visit, discontinue a patient, and review patient information. The subject management module also has the ability to collect subjective patient data in the form of a questionnaire, survey or patient diary.

     .  Supplies Management. This module maintains and tracks the study
        -------------------
        medication inventory and allocates study medication to subjects. The drug allocation feature of this module is directly linked to the subject enrollment database and has the capability to track which clinical and drug supplies are available at the study site, which drugs should be dispensed according to the subject randomization, and the time interval between dispensing of drugs. A fax system provides hard copy reports that are used as source data at the study site or clinical pharmacy.

     We are able to provide substantial cost savings to our clients through TeleTrial(R) by reducing and better managing clinical supply requirements and controlling waste. In addition, real time data access expedites the clinical trial process by offering clients precise and accurate information for quick analysis. We offer TeleTrial(R) both in conjunction with clinical trials and as a stand-alone service.

     Medical and Regulatory Affairs
     ------------------------------

     Typically, before a drug, biologic or medical device product can be sold in a particular country; it must be approved by the regulatory agency in that country. We provide comprehensive regulatory product registration services for pharmaceutical and biotechnology products in major jurisdictions in the United States and Europe. These services include regulatory strategy formulation, document preparation and review, quality assurance and liaison with the FDA and other regulatory agencies.

     Quality Assurance and Compliance
     --------------------------------

     We provide field inspections that include investigator audits, pre-submission protocol compliance audits and Good Clinical Practice audits. Good Clinical Practice represents compliance with FDA and international guidelines and regulations regarding the conduct of clinical trials. Our staff also provides training sessions to our personnel, as well as to study site employees. Finally, our Quality Assurance and Compliance group performs audits of study documents as well as data contained in our clinical trials databases.

Clients and Marketing

     Our business development strategy is based on maintaining excellent service-oriented relationships with our client base. Our senior executives and project team leaders all share responsibility for the maintenance of key client relationships and business development activities. Most of our key personnel have technical or scientific backgrounds in either the medical, pharmaceutical, and/or contract research organization industries.

     During 2001, we provided services to many of the well-known, largest and most demanding companies in the pharmaceutical industry. We have in the past derived, and may in the future derive, a significant portion of our revenues from a core group of major clients. Concentrations of business in the contract research organization industry are not uncommon, and we are likely to continue to experience such concentration in future years. In 2001, our four largest clients accounted for 88% of our revenues, while in 2000, our four largest clients accounted for 91% of our revenues. In 2001, three clients accounted for 55%, 18% and 12% of our revenues, respectively. While, in 2000, three clients accounted for 63%, 16% and 8% of our revenues, respectively. The loss of business from a significant client could materially and adversely affect our revenues and results of operations.

Contractual Arrangements

     Most of our contracts with our clients are based on a fixed price with the option for additional variable components. Therefore, we generally bear the risk of cost overruns, but we may also benefit if the costs are lower than we anticipated. Contracts may range from a few months to several years depending on the nature of the work performed. In general, for multi-year contracts, a portion of the contract fee is paid at the time the trial is started, with the balance of the contract fee payable in installments over the trial duration. In some cases, the installments are tied to meeting specific performance milestones, while others have an agreed upon fixed payment plan independent of performance milestones. For example, in clinical trials, installment payments may be related to investigator recruitment or patient enrollment.

     Most of our contracts may be terminated at any time by the client with prior notice. However, early termination usually requires reimbursement for costs incurred through the date of termination. Contracts may be terminated for a variety of reasons, including the failure of a product to satisfy safety requirements, unexpected or undesired results of the product, the client's decision to forego or terminate a particular study, insufficient enrollment or investigator recruitment, or our failure to properly perform our obligations. Despite the ability of our clients to terminate their contracts, no material contract has been terminated during the past two fiscal years.

Backlog

     Some of our projects are performed over an extended period of time, which may be several years. We maintain an order backlog to track anticipated net revenues for work that has yet to be performed.

     Our backlog consists of anticipated net revenue from contracts that either have not started but are anticipated to begin in the near future or are in process and have not been completed. Amounts included in backlog have not yet been recognized as revenues in our statement of operation. Once contracted work begins, net revenue is recognized over the life of the contract on the percentage of completion basis of accounting. The backlog for the services under written agreements was $30 million in net revenue at December 31, 2001, compared to $28 million in net revenue at December 31, 2000.

     We believe that our backlog as of any date is not necessarily a meaningful predictor of future results because backlog can be affected by a number of factors including the size and duration of contracts many of which are performed over several years. Additionally, contracts relating to our clinical trial business may be subject to early termination by the client or delay for many reasons, including unexpected test results. Also, the scope of a contract can change during the course of a study. For these reasons, we might not be able to fully realize our entire backlog as net revenue.

Competition

     The contract research organization industry has many participants ranging from hundreds of small, limited-service providers to a few full-service contract research organizations with global capabilities. We compete against full-service and limited service contract research organizations, medium-sized companies, in-house research and development departments of pharmaceutical and biotechnology companies and, to a lesser extent, universities and teaching hospitals. Some of our primary competitors include Covance, Inc., Parexel International Corporation, Pharmaceutical Product Development, Inc., OmniCare, Inc., Quintiles Transnational Corporation, and Kendle International, Inc. In addition, the contract research organization industry is not capital-intensive and the financial costs of entry into the industry are relatively low. Therefore, the industry has few barriers to entry. Newer, smaller entities with specialty focuses, such as those aligned to a specific disease or therapeutic area, may compete aggressively against us for clients. Furthermore, companies may also choose to limit the contract research organizations with whom they are willing to work. Increased competition might lead to price and other forms of competition that may adversely affect our operating results.

     Contract research organizations compete on the basis of a number of factors, including the following:

     . expertise and experience in specific therapeutic areas;
     . reputation for on-time quality performance;
     . scope of service offerings;
     . price;
     . ability to enroll patients and recruit investigators;
     . strengths in various geographic markets;
     . technological expertise and efficient drug development processes;
     . the ability to acquire, process, analyze and report data in a time-saving accurate manner,
     . the ability to manage large-scale clinical trials both domestically and internationally; and
     . size.

Although there can be no assurance that we will continue to do so, we believe that we compete favorably in these areas.

Government Regulation

     Our clinical services are subject to industry standards for the conduct of clinical research and development studies which are embodied in governmental regulations and in guidelines such as the International Conference on Harmonization's (ICH) Guideline on Good Clinical Practice (GCP). The FDA and other regulatory authorities require that test results submitted to such authorities be based on studies conducted in accordance with GCP, and the regulations providing protections for trial participants. Our obligations under the GCP may include but are not limited to, the following:

     . assuring the selection of qualified investigators who are qualified and have adequate staffs and facilities to conduct the trial properly and safely;
     . obtaining specific written commitments from the investigators;
     . verifying that adequate informed consent of trial participants has been obtained;
     . monitoring of clinicial trials to ensure that the rights and well-being of the trial participants are protected and that the reported trial data are accurate, complete and verifiable from source documents;
     . ensuring that adverse drug reactions are medically evaluated and reported;
     . verifying drug or device accountability;
     . implementing quality assurance and quality control systems;
     . instructing investigators and study staff to maintain proper records and reports; and
     . permitting appropriate governmental authorities access to source documents for their review.

We must also maintain reports for each study for specified periods for auditing by the study sponsor and by the FDA or similar regulatory authorities in other parts of the world. Noncompliance with GCP can result in disqualification of the data collected during the clinical trial. CROs are also typically contractually obligated to comply with GCP and other patient protection regulations; failure to comply could expose the CRO to contractual liability.

     Our standard operating procedures are written in accordance with regulations and guidelines appropriate to the region and the nation where they will be used. We strive to perform all clinical research in accordance with the ICH Guidelines, and the requirements of the applicable country. Although the U.S. is a signatory to the ICH Guidelines, the FDA has not adopted all of these guidelines. From an international perspective, when applicable, we have implemented common standard operating procedures across regions to assure consistency whenever it is feasible and appropriate to do so.

     The confidentiality of patient-specific information, and the circumstances under which such patient-specific information may be released for inclusion in our databases or used in other aspects of our business, are heavily regulated. The Health Insurance Portability and Accountability Act of 1996 (HIPAA), requires new safeguards to protect the confidentiality of patient information. On December 28, 2000, the Secretary of Health and Human Services ("HHS Secretary") issued the final rule on Standards for Privacy of Individually Identifiable Health Information (the "Privacy Rule") to implement the privacy requirements of HIPAA. The Privacy Rule became effective on April 14, 2001. The Privacy Rule generally (1) imposes standards for entities transmitting or maintaining protected data in an electronic, paper or oral form with respect to the rights of individuals who are the subject of protected health information; and (2) establishes procedures for (a) the exercise of those individuals' rights and (b) the uses and disclosure of protected health information. Most covered entities have until April 14, 2003 to comply with the Privacy Rule; certain small health plans have until April 14, 2004 to comply.

     On March 21, 2002, the HHS Secretary issued proposed modifications to the Privacy Rule. Of particular interest to us, the Secretary requested comments on an alternative approach to de-identification. On March 27, 2002, the proposed revisions were published in the Federal Register, with a 30 day public comment period. The HHS Secretary will consider the comments and then issue final modifications. The impact of such legislation and regulations relating to health information cannot be predicted. Such legislation or regulations could have a material effect on our business.

Intellectual Property

     We have developed certain computer software and technically derived procedures that provide separate services and are intended to maximize the quality and effectiveness of our services. Although our intellectual property rights are important to our results of operations, we believe that factors such as technical expertise, knowledge, ability and experience of our professionals are more important, and that, overall, these technological capabilities provide significant benefits to our clients.

Employees

     At December 31, 2001, we employed 108 full time personnel and contracted with approximately 50 independent contractors on an as-needed basis. Of our staff, four hold Ph.D. or M.D. degrees. None of our employees are subject to a collective bargaining agreement. We believe that our relations with our employees are good. We believe that our success is based on the quality and dedication of our employees.

Factors that Might Affect our Business or Stock Price

We may bear financial losses because our contracts are of a fixed price nature
------------------------------------------------------------------------------
and may be delayed or terminated or reduced in scope for reasons beyond our
---------------------------------------------------------------------------
control.
--------

     As described in our discussion of contractual arrangements in the description of our business, our contracts generally provide for services on a fixed price basis, and they may be terminated or reduced in scope either immediately or upon notice. Since our contracts usually are structured as fixed price, we bear the risk of a financial loss if we initially under price our contracts or otherwise overrun our cost estimates. Such under pricing or significant cost overruns could have a material adverse effect on our business, results of operations or financial condition. Additionally, clients may terminate or delay their contracts for a variety of reasons, including, but not limited to:

     . the failure of products to satisfy safety requirements;
     . unexpected or undesired clinical results;
     . the client's decision to terminate the development of a particular product or to end a particular study;
     . insufficient patient enrollment in a study;
     . insufficient investigator recruitment; or
     . our failure to perform our obligations under the contract.

In addition, we believe that FDA regulated companies may proceed with fewer clinical trials or conduct them without assistance of contract research organizations if they are trying to reduce costs as a result of cost containment pressures associated with healthcare reform, budgetary limits or changing priorities. These factors may cause such companies to cancel contracts with contract research organizations.

     The loss, reduction in scope or delay of a large contract or the loss or delay of multiple contracts could materially adversely affect our business, although our contracts frequently entitle us to receive the costs of winding down the terminated project, as well as all fees earned by us up to the time of termination. Some contracts also entitle us to a termination fee, usually in the form of a pre-set penalty or percentage of revenue expected to be earned for completion of the project.

We depend on a small number of industries and clients for all of our business,
------------------------------------------------------------------------------
and the loss of one of our significant clients could cause revenues to drop
---------------------------------------------------------------------------
quickly and unexpectedly.
--------------------------

     We depend on research and development expenditures by pharmaceutical, biotechnology and medical device companies to sustain our business. Our operations could be materially and adversely affected if:

     . our clients' businesses experience financial problems or are affected by a general economic downturn;

     . consolidation in the pharmaceutical, biotechnology or medical device industries leads to a smaller client base for us; or . our clients reduce their research and development expenditures.

     Several of our clients account for a significant percentage of our revenues. For the year ended December 31, 2001, revenues from our four largest clients amounted to 88% of our total revenues, with three clients amounting to 55%, 18%, and 12%, respectively, of our total revenues. The loss of business from any one of these significant clients or failure of us to continue to obtain new business would have a material adverse effect on our business and revenues.

Our backlog may not be indicative of future results.
----------------------------------------------------

     We report backlog, $30 million at December 31, 2001, based on anticipated net revenue from uncompleted projects with our clients. We cannot assure you that the backlog we have reported will be indicative of our future results. A number of factors may affect our backlog, including:

     . the variable size and duration of the projects (some are performed over several years);
     . the loss or delay of projects; and
     . a change in the scope of work during the course of a project.

     Also, if clients delay projects, the projects will remain in backlog, but will not generate revenue at the rate originally expected. Accordingly, historical indications of the relationship of backlog to revenues are not indicative of future results.

If we are unable to successfully develop and market new services in the U.S. and
--------------------------------------------------------------------------------
internationally, our results could be impacted in the short term.
-----------------------------------------------------------------

     An important element of our growth strategy is the successful development and marketing of new services that complement or expand our existing business. If we are unable to develop new services and create demand for those newly developed services, we may not be able to implement this element of our growth strategy, and our future business, results of operations and financial condition could be adversely affected. For example, we have invested in the creation and administrative set-up of our European subsidiary, Covalent Group, Ltd., but we do not expect such subsidiary to become profitable until the end of 2002. We may need to make additional investments in this subsidiary in the future in order for it to achieve our objectives. The profitability of this subsidiary depends, in part, on client acceptance and use of its services. There can be no assurance that this subsidiary will be profitable in the future or that any revenue resulting from it will be sufficient to recover our investment in the subsidiary. If our European subsidiary does not develop as anticipated, our business, financial condition or results of operations may be materially adversely affected.

Failure to compete effectively in our intensely competitive industry will cause
-------------------------------------------------------------------------------
our revenues to decline.
------------------------

     The contract research organization industry is highly competitive. Competitors in our industry range from small, limited-service providers to full service, global contract research organizations. Many of our competitors have an established global presence, including: Quintiles Transnational Corp., Covance Inc., Parexel International Corporation, Pharmaceutical Product Development Inc., and Kendle International, Inc. These competitors have substantially greater financial and other resources than we do. Significant factors in determining whether we will be able to compete successfully include:

     . our consultative and clinical trials design capabilities;
     . our reputation for on-time quality performance;
     . our expertise and experience in specific therapeutic areas;
     . the scope of our service offerings;
     . our strength in various geographic markets;
     . the price of our services;
     . our ability to acquire, process, analyze and report data in a time-saving and accurate manner through our TeleTrial(R) technology;
     . our ability to manage large-scale clinical trials both domestically and internationally; and
     . our size.

If our services are not competitive based on these or other factors, our business, financial condition and results of operations will be materially harmed. In addition, we compete for research contracts arising out of consolidation within the drug industry and the growing tendency of drug companies to outsource to a smaller number of preferred contract research organizations.

     Our services may from time to time experience periods of increased price competition that could have a material adverse effect on our profitability and revenues. Additionally, the contract research organization industry is not capital-intensive, and the financial costs of entry into the industry are relatively low. Therefore, as a general matter, the industry has few barriers to entry. Newer, smaller entities with specialty focuses, such as those aligned to a specific disease or therapeutic area, may compete aggressively against us for clients. We cannot assure you that competing pressures we face will not have a material effect on us.

Our business has experienced substantial expansion in the past, and we must
---------------------------------------------------------------------------
properly manage that expansion.
-------------------------------

     Our business has expanded substantially in the past. Rapid expansion could strain our operational, human and financial resources. If we fail to properly manage our expansion, our results of operations and financial condition might be adversely affected. In order to manage expansion, we must:

     . continue to improve our operating, administrative and information systems;
     . accurately predict our future personnel and resource needs to meet client contract commitments;
     . track the progress of on-going client projects; and . attract and retain qualified management, sales, professional, scientific and technical operating personnel.

     We will face additional risks in expanding our foreign operations. Specifically, we might find it difficult to:

     . assimilate differences in foreign business practices and regulations; . hire and retain qualified personnel; and . overcome language and cultural barriers.

Changes in outsourcing trends in the pharmaceutical and biotechnology industries
--------------------------------------------------------------------------------
could adversely affect our operating results and growth rate.
-------------------------------------------------------------

     Our revenues depend greatly on the expenditures made by the pharmaceutical and biotechnology industries in research and development. Accordingly, economic factors and industry trends that affect our clients in these industries also affect our business. For example, the practice of many companies in these industries has been to hire outside organizations like us to conduct clinical research projects. This practice has grown significantly in the last decade, and we have benefited from this trend. However, if this trend were to change and companies in these industries were to reduce the number of research and development projects they outsource, our business could be materially adversely affected.

     Additionally, numerous governments have undertaken efforts to control growing healthcare costs through legislation, regulation and voluntary agreements with medical care providers and pharmaceutical companies. If future regulatory cost containment efforts limit the profits that can be derived on new drugs, our clients might reduce their research and development spending, which could reduce our business.

Failure to comply with existing regulations could result in increased costs to
------------------------------------------------------------------------------
complete our clinical trials.
-----------------------------

     Any failure on our part to comply with applicable regulations could result in the termination of on-going clinical research or the disqualification of data for submission to regulatory authorities. For example, if we were to fail to verify that patient participants were fully informed and have fully consented to a particular clinical trial, the data collected from that trial could be disqualified. If this were to happen, we could be contractually required to repeat the trial at no further cost to our client, but at a substantial cost to us. Furthermore, our reputation and prospects for future work could be substantially harmed.

Changes in governmental regulation could decrease the need for the services we
------------------------------------------------------------------------------
provide, which would negatively affect our future business opportunities.
-------------------------------------------------------------------------

     In recent years the United States Congress and state legislatures have considered various types of health care reform in order to control growing health care costs. The United States Congress and state legislatures may again address health care reform in the future. We are unable to predict what legislative proposals will be adopted in the future, if any. Similar reform movements have occurred in Europe and Asia.

     Implementation of health care reform legislation that results in additional costs could limit the profits that can be made by our clients from the development of new products. This could adversely affect our clients' research and development expenditures, which could in turn decrease the business opportunities available to us both in the United States and abroad. In addition, new laws or regulations may create a risk of liability, increase our costs or limit our service offerings. We cannot predict the likelihood of any of these events.

     Governmental agencies throughout the world, but particularly in the United States, strictly regulate the drug development/approval process. Our business involves helping pharmaceutical and biotechnology companies navigate the regulatory drug approval process. Changes in regulation, such as relaxation in regulatory requirements or the introduction of simplified drug approval procedures or an increase in regulatory requirements that we have difficulty satisfying, could eliminate or substantially reduce the need for our services. Therefore, as a result our business, results of operations and financial condition could be materially adversely affected. These and other changes in regulation could have an impact on the business opportunities available to us.

We face risks of liability, increased costs or limitation of service offerings
------------------------------------------------------------------------------
as a result of new healthcare legislation.
------------------------------------------

     On December 28, 2000, the HHS Secretary issued the final rule on Standards for Privacy of Individually Identifiable Health Information (the "Privacy Rule) to implement the privacy requirements for HIPAA. The Privacy Rule generally (1) imposes standards for covered entities transmitting or maintaining protected data in an electronic, paper or oral form with respect to the rights of individuals who are the subject of protected health information; and (2) establishes limitations on the procedures for (a) the exercise of those individuals' rights and (b) the uses and disclosures of protected health information. The Privacy Rule became effective on April 14, 2001, and has a compliance deadline of April 14, 2003. Compliance with the Privacy Rule may require us to implement new security measures that might result in substantial expenditures or limit our ability to offer some of our services. Furthermore, on March 21, 2002, the HHS Secretary issued certain proposed modifications to the Privacy Rule. On March 27, 2002, the proposed modifications were published in the Federal Register, with a 30-day public comment period. The HHS Secretary will consider the comments and then issue final modifications. The impact of these final modifications cannot be predicted. Such legislation or regulations could materially affect our business. Additionally, states may adopt health information legislation or regulations that contain privacy and security provisions that are more burdensome than the federal regulations. There is also a risk of civil or criminal liability if we are found to be responsible for any violations of applicable laws, regulations or duties to the use, privacy or security of health information.

Loss of key personnel, or failure to attract and retain additional personnel,
-----------------------------------------------------------------------------
may cause the success and growth of our business to suffer.
-----------------------------------------------------------

     Our future success depends on the personal efforts and abilities of the principal members of our senior management and scientific team to provide strategic direction, develop business, manage our operations and maintain a cohesive and stable environment. Specifically, we are dependent upon Kenneth M. Borow, M.D., our Chief Executive Officer, Brian Dickson, M.D., our Chief Medical Officer, John Hall, M.D., our Vice President, Clinical Operations, Europe, and Catherine Spear, our Vice President Business Development and Strategic Planning. Although we have an employment agreement with Dr. Borow, our President and Chief Executive Officer, this does not mean Dr. Borow will remain with us. We do not have employment agreements with any other key personnel. Furthermore, our performance also depends on our ability to attract and retain management and qualified professional, scientific and technical operating staff. Competition for these skilled personnel, particularly those with a medical degree, a Ph.D. or equivalent degrees is intense. The loss of services of any of our key executives, or our inability to continue to attract and retain qualified staff, could have a material adverse affect on our business, results of operations and financial condition.

Our services create a risk of liability from clinical trial participants and the
--------------------------------------------------------------------------------
parties with whom we contract.
------------------------------

     In connection with many clinical trials, we contract with physicians to serve as investigators in conducting clinical trials to test new drugs on human volunteers. These tests create a risk of liability for personal injury to or death of volunteers resulting from negative reactions to the drugs administered or from professional malpractice by third party investigators, particularly to volunteers with life-threatening illnesses. We do not believe that we are legally accountable for the medical care rendered by third party investigators, and we seek to limit our liability with our clients, third party investigators and others. However, it is possible that we could be exposed to liability. For example, we could be held liable for our errors and omissions that create harm during a trial to study volunteers or after a trial to consumers of the product after regulatory approval.

     We believe that our risks are generally reduced by the following:

     . contracts with our clients and, where applicable, investigators containing provisions entitling us to be indemnified by them;
     . insurance maintained by our clients, investigators, where applicable, and by us; and
     . various regulatory requirements we must follow in connection with our business.

     Contractual indemnifications generally do not protect us against liability arising from certain of our own actions, such as negligence. We could be materially and adversely affected if we were required to pay damages or bear the cost of defending any claim which is not covered by a contractual indemnification provision, in the event that a party who must indemnify us does not fulfill its indemnification obligations or which is beyond the level of our insurance coverage. In addition, we may not be able to continue to maintain adequate insurance coverage on terms acceptable to us.

Our revenues and earnings are exposed to exchange rate fluctuations.
---------------------------------------------------------------------

     In 2001, we derived a small portion of our net revenues (less than one percent) from international operations. Our financial statements are denominated in U.S. dollars. As a result, factors associated with international operations, including changes in foreign currency exchange rates, could affect our results of operations and financial condition.

Our operating results have fluctuated between quarters and years and may
------------------------------------------------------------------------
continue to fluctuate in the future.
------------------------------------

     Our quarterly and annual operating results have varied, and will continue to vary. Factors that cause these variations include:

     .    the commencement, completion or cancellation of large contracts;
     .    the progress of on-going projects;
     .    changes in the mix of services offered; and
     . the timing and amount of startup costs incurred in connection with the introduction of new products, services or subsidiaries.

We believe that operating results for any particular quarter are not necessarily a meaningful indication of future results. While fluctuations in our quarterly operating results could negatively impact the market price of our common stock, these fluctuations may not be related to our future overall operating performance.

Because our stock price may be volatile, our stock price could experience
-------------------------------------------------------------------------
substantial declines.
--------------------

     The market price of our common stock has experienced historical volatility and might continue to experience volatility in the future in response to quarter-to-quarter variations in:

     .    operating results;

     .    analysts' reports;
     .    market conditions in the industry;
     .    prospects of health care reform;
     .    changes in governmental regulations; and
     .    changes in general conditions in the economy or the financial markets.

The market has also experienced significant decreases in value. This volatility and the recent market decline has affected the market prices of securities issued by many companies, often for reasons unrelated to their operating performance, and may adversely affect the price of our common stock.

     We have never paid cash dividends on our common stock and do not anticipate paying cash dividends in the foreseeable future. Instead, we intend to retain future earnings for reinvestment in our business.

Failure to maintain Nasdaq SmallCap Market maintenance criteria could negatively
--------------------------------------------------------------------------------
impact the liquidity and market price of our common stock.
----------------------------------------------------------

     Our common stock began trading on the Nasdaq SmallCap Market in December 1997. There are several requirements for continued listing on the Nasdaq SmallCap Market including, but not limited to, a minimum stock price of one dollar per share and either (a) $2.0 million in tangible net worth, (b) market capitalization of $35 million or more, or (c) net income in the last fiscal year or two of the last five fiscal years of $500,000 or more.

     If our common stock price closes below one dollar per share for 30 consecutive days, we may receive notification from Nasdaq that our common stock will be delisted from the Nasdaq SmallCap Market unless the stock closes at or above one dollar per share for at least ten consecutive days during the 90-day period following such notification. In the future, our common stock price or tangible net worth may fall below the Nasdaq SmallCap Market listing requirements, or we may not comply with other listing requirements, with the result being that our common stock might be delisted. If our common stock is delisted, we may list our common stock for trading over-the-counter. Delisting from the Nasdaq SmallCap Market could adversely affect the liquidity and price of our common stock and it could have a long-term impact on our ability to raise future capital through a sale of our common stock. In addition, it could make it more difficult for investors to obtain quotations or trade our stock.

Our stock may be subject to penny stock rules, which may make it more difficult
-------------------------------------------------------------------------------
for you to sell your shares.
----------------------------

     The Securities and Exchange Commission has adopted regulations which define a "penny stock" to be any equity security that has a market price of less than $5.00 per share or with an exercise price of less than $5.00 per share, subject to certain exceptions. For any transaction involving a penny stock, unless exempt, these rules require delivery, prior to any transaction in a penny stock, of a disclosure schedule relating to the penny stock market. Disclosure is also required to be made about current quotations for the securities and about commissions payable to both the broker-dealer and the registered representative. Finally, broker-dealers must send monthly statements to purchasers of penny stocks disclosing recent price information for the penny stock held in the account and information on the limited market in penny stocks. The foregoing penny stock restrictions will not apply to our shares of common stock if: (1) they continue to be listed on the Nasdaq SmallCap Market; (2) certain price and volume information is publicly available about our shares on a current and continuing basis; and (3) we meet certain minimum net tangible assets or average revenue criteria. Our common stock may not continue to qualify for an exemption from the penny stock restrictions. If our shares of common stock were subject to the rules on penny stocks, the liquidity of our common stock would be severely harmed.

ITEM 2.   DESCRIPTION OF PROPERTY

We lease approximately 21,300 square feet of administrative and corporate offices from independent landlords in Wayne, Pennsylvania, under leases expiring in December 2002. The current rent is $49,799 per month. On or about January 1, 2003, we will acquire approximately 12,700 square feet of additional space upon completion of improvements by the landlord. Upon completion of these improvements and commencement of our occupancy of the expanded office space, the term of our lease will be extended to 2007.

We lease approximately 775 square feet of office space from an independent landlord for our European operations in Guilford, Surrey, United Kingdom. The lease is a month-to-month lease with the current rent (Pounds)2250 per month or approximately $3,300.

ITEM 3.   LEGAL PROCEEDINGS

We are not currently a party to any material litigation.

ITEM 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

No matters were submitted to a vote of security holders in the fourth quarter of 2001.

                                    PART II


ITEM 5.   MARKET PRICE FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

Our Common Stock is quoted in the Nasdaq Small Cap Market under the symbol "CVGR". The following table indicates the closing high and low bid sale prices per share of the Common Stock for each quarter within the last two fiscal years.

              Quarterly Period Ended        High Bid        Low Bid
          ---------------------------------------------------------

          2001
                      March 31                 $4.00          $1.19
                      June 30                   3.20           1.63
                      September 30              3.69           2.10
                      December 31               3.25           2.45

          2000
                      March 31                 $8.50          $3.63
                      June 30                   6.25           2.81
                      September 30              5.00           2.75
                      December 31               3.06           1.31

As of March 22, 2002, there were more than 800 holders of record of our Common Stock, however, we believe that there are at least 3,000 additional shareholders in "street name" who beneficially own our Common Stock in various brokerage accounts.

We have never declared a dividend and do not plan to do so in the near future. We have no restrictions on dividend declaration.

ITEM 6. MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS OF OPERATIONS AND FINANCIAL CONDITION

General
-------

We are a research management organization that designs, coordinates and monitors clinical trials in drug development for some of the world's leading pharmaceutical firms. Revenue is derived principally from the placement, monitoring and management of clinical development studies.

Clinical research service contracts generally have terms ranging from several months to several years. A portion of the contract fee is generally payable upon execution of the contract, with the balance payable in installments over the life of the contract. Revenues from contracts are generally recognized on the percentage of completion method, measured principally by the total direct costs incurred as a percentage of estimated total direct costs for each contract.

Contracts generally may be terminated by clients with or without cause.
Clinical trials may be terminated or delayed for several reasons, including unexpected results or adverse patient reactions to the drug, inadequate patient enrollment or investigator recruitment, manufacturing problems resulting in shortages of the drug or decisions by the client to de-emphasize or terminate a particular trial or development efforts on a particular drug. Depending on the size of the trial in question, a client's decision to terminate or delay a trial in which we participate could have a materially adverse effect on our backlog, future revenue and profitability. Despite the ability of our clients to terminate their contracts, no material contract has been terminated during the past two fiscal years.

Critical Accounting Policies
----------------------------

The following discussion should be read in conjunction with the consolidated financial statements and notes thereto.

We prepare our consolidated financial statements in conformity with accounting principles generally accepted in the United States of America. As such, we are required to make certain estimates, judgments and assumptions that we believe are reasonable based upon the information available. These estimates and assumptions affect the reported amounts of assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the periods presented. The significant accounting policies, which we believe are the most critical to aid in fully understanding and evaluating our reported financial results, are described below.

Use of Estimates
----------------

The preparation of consolidated financial statements are in conformity with accounting principles generally accepted in the United States of America and requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the period. Actual results could differ from those estimates.

Restricted Cash
---------------

We received advance payments from one of our clients as part of a long-term contract, which includes a separate restricted cash account to be utilized for payment of investigator fees.

Concentration of Credit Risk
----------------------------

Our accounts receivable and cost and estimated earnings in excess of related billings on uncompleted contracts are concentrated with a small number of companies within the pharmaceutical industry. As a result, these financial instruments are subject to credit and concentration risk. We do not require collateral from our clients.

Accounts Receivable
-------------------

Accounts receivable and costs and estimated earnings in excess of related billings on completed contracts represent amounts due from our customers who are concentrated primarily in the pharmaceutical industry. In addition, in most cases we require advance payment for a portion of the contract price from our customers upon the signing of a contract for services. These amounts are deferred and recognized as revenue as services are performed.

Revenue Recognition
-------------------

Revenues are earned by performing services primarily under fixed-price contracts. Revenues from contracts are recognized on the percentage of completion method, measured principally by the total direct costs incurred as a percentage of estimated total direct costs for each contract. The estimated total direct costs of contracts are reviewed and revised periodically throughout the lives of the contracts with adjustments to revenues resulting from such revisions being recorded on a cumulative basis in the period in which the revisions are made. Hence, the effect of the changes on future periods of contract performance is recognized as if the revised estimates had been the original estimates. Because of the inherent uncertainties in estimating costs, it is possible that the estimates used will change in the near term and could result in a material change.

Costs and estimated earnings in excess of related billings on uncompleted contracts represents revenue recognized to date that is currently unbillable to the customer pursuant to contractual terms. In general, amounts become billable upon the achievement of milestones or in accordance with predetermined payment schedules. Billings in excess of related costs and estimated earnings on uncompleted contracts represent amounts billed in excess of revenue recognized at the balance sheet date.

Revenues are recorded net of pass-through expenses received from clients, which generally include subcontractor costs that consist of investigator fees, travel,
and certain other contract costs.   Amounts receivable from customers in
connection with unbilled out-of-pocket pass-through costs is included in accounts receivable. Effective for periods beginning after December 1, 2001, reimbursement for out-of-pocket expenses incurred are to be characterized as revenues in the statement of operations.

If we determine that a loss will result from the performance of a fixed-price contract, the entire amount of the estimated loss is charged against income in the period in which such determination is made.

Operating Expenses
------------------

Direct expenses include appropriate amounts necessary to complete the clinical trial or related project and encompass direct labor and related benefit charges, other direct costs and allocable expenses (including facility charges, indirect labor, and information technology costs). Direct costs as a percentage of net revenues, tend to fluctuate from one period to another, as a result of changes in the mix of services provided involving the studies conducted during any time period. Selling, general and administrative expenses include the salaries, wages and benefits of all administrative and business development personnel, and all other support expenses not directly related to specific contracts.

Income Taxes
------------

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

Significant Related Party Transactions in Year Ended December 31, 2000
----------------------------------------------------------------------

See footnote 11 to the consolidated financial statements for a discussion of significant related party transactions in the year ended December 31, 2000.

Results of Operations
---------------------

                                FINANCIAL DATA:
                                                           2001         2000
                                                           ----         ----

          Revenues                                        100.00%      100.00%
          Operating Expenses
             Direct                                        52.37%       53.34%
             Selling, general and administrative           25.45%       27.11%
             Depreciation and amortization                  2.84%        3.43%
          Income from Operations                           19.34%       16.12%
          Net Income                                       11.09%        8.31%

     Year ended December 31, 2001 compared to Year ended December 31, 2000
     ---------------------------------------------------------------------

Revenues in 2001 increased 53% to $18,353,000 generated from 16 clinical trials compared to $12,027,000 generated from 14 clinical trials in 2000. The increase of $6,326,000 resulted from an increased number of trials being conducted as well as the value of these contracts. In the fourth quarter of 2000, we adopted Securities Exchange Commission Staff Accounting Bulletin ("SAB") 101 and changed our method of revenue recognition from a task-based percentage of completion method to a cost-based percentage of completion method.

Direct expenses include compensation and other expenses directly related to conducting clinical trials. These costs increased by $3,196,000 to $9,611,000 in 2001 from $6,415,000 in 2000. The increase in expenses was attributable principally to the increased number of trials being conducted in 2001. As a percentage of revenues, direct expenses decreased to 52% for the year ended December 31, 2001 from 53% for the year ended December 31, 2000. The decrease in relative percent resulted from different cost structures of the clinical trials in the current year versus the prior year and different types of services requested by our clients.

Selling, general and administrative expenses include the salaries, wages and benefits of all administrative and business development personnel, and all other support expenses not directly related to specific contracts. Selling, general and administrative expenses for the year ended December 31, 2001 were $4,671,000 as compared to $3,260,000 for 2000. The increase of $1,411,000 reflects increased salary expenses of $697,000 (primarily related to staff expansion), consulting and professional service fees of $371,000, our investment in the creation and administrative set-up of our European subsidiary of $170,000, as well as other miscellaneous expenses of $173,000 associated with the growth of our infrastructure and training of our clinical operations staff. As a percentage of revenues, selling, general and administrative expenses decreased to 25% in 2001 from 27% in 2000. This decrease resulted from our ability to spread our costs over our greater revenue, notwithstanding increased costs for 2001.

Depreciation and amortization increased to $522,000 in 2001 from $413,000 for the year ended December 31, 2000, resulting from additional purchases of equipment.

Interest expense for 2001 was $56,000 as compared to $31,000 of interest income in 2000. The reduction of income and resulting increase in expense of $88,000 resulted from the timing of periodic borrowings and repayments on our line of credit facility during 2001.

Income tax provision for the year ended December 31, 2001 amounted to $1,458,000 and $834,000 for the year ended December 31, 2000, which represents an effective tax rate of 42% for both years.

Net income for the year ended December 31, 2001 increased 103% to $2.0 million, or $0.16 per share fully-diluted, as compared to $1.0 million, or $0.08 per share fully-diluted, for 2000.

In 2001, we signed new contracts with a value of $24.4 million, an increase of 83% as compared to the value of new contracts signed during 2000. Our backlog as of December 31, 2001 was $30 million as compared to $28 million for 2000.

     Year ended December 31, 2000 compared to Year ended December 31, 1999
     ---------------------------------------------------------------------

Revenues in 2000 were $12,027,000 generated from 14 clinical trials compared to $14,747,000 generated from 14 clinical trials in 1999. In the fourth quarter of 2000, we adopted Securities Exchange Commission Staff Accounting Bulletin ("SAB") 101 and changed our method of revenue recognition from a task-based percentage of completion method to a cost-based percentage of completion method. This resulted in a deferral of approximately $1,700,000 in revenue to future periods and reversal of costs from the cumulative effect of the accounting change of $848,000 previously recorded to level the gross profit under the task-based method.

Direct expenses include compensation and other expenses directly related to conducting clinical trials. These costs decreased by $2,326,000 to $6,415,000 in 2000 from $8,741,000 for the year ended December 31, 1999. The decrease in expenses in 2000 was attributable in 2000 principally to the lower volume of revenues recognized in 2000 resulting in lower investigator payments to conduct trials. As a percentage of revenues, direct expenses decreased to 53% for the year ended December 31, 2000 from 59% for the year ended December 31, 1999. The decrease in relative percent resulted from different cost structures of clinical trials and our better pricing on the different types of services requested by our clients.

Selling, general and administrative expenses include the salaries, wages and benefits of all administrative and business development personnel, and all other support expenses not directly related to specific contracts. Selling, general and administrative expenses for the year ended December 31, 2000 amounted to $3,260,000 as compared to $3,471,000 for the prior year. The decrease of $211,000 reflected increased efficiencies resulting from consolidation within our operating structure and temporary openings in certain staff positions. As a percentage of revenues, selling, general and administrative expenses increased to 27% in 2000 from 24% in 1999. The increase resulted from a small decrease in costs being spread over decreased revenues.

Depreciation and amortization increased to $413,000 from $361,000 for the years ended December 31, 2000 and 1999, respectively, resulted from an increase in property and equipment.

Interest income decreased $77,000 to $31,000 for the year ended December 31, 2000 from $108,000 for the year ending December 31, 1999, resulted from a reduction in the average daily balance of cash available for short-term investment.

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

Liquidity and Capital Resources
-------------------------------

Our contracts usually require a portion of the contract fee to be paid at the time the contract is initiated. Additional payments are generally made upon completion of negotiated performance requirements throughout the life of the contract based on fixed dates identified in the underlying contract. Cash receipts do not necessarily correspond to costs incurred and revenue recognized for most contracts (revenue recognition is based on the percentage of completion accounting method). We typically receive a low volume of large-dollar receipts. As a result, the number of days revenue outstanding in accounts receivable will fluctuate due to the timing and size of cash receipts. Compared to December 31, 2000, accounts receivable increased $440,000 to $2,093,000 at December 31, 2001 primarily due to the timing of progress payments for clinical trials. Accounts payable increased $1,130,000 to $1,582,000 at December 31, 2001 due to an increase in investigator payments related to clinical trials.

Cost and estimated earnings in excess of related billings on uncompleted contracts increased $1,768,000 to $7,318,000 at December 31, 2001. The balance at December 31, 2001 of $7,318,000 primarily consists of two contracts, which individually constitute 55% and 23% of the balance. These contracts are expected to be completed in 2003. The decrease in billings in excess of related costs and estimated earnings on uncompleted contracts of $337,000 from $532,000 as of December 31, 2000 to $195,000 as of December 31, 2001 resulted from the timing of billings and revenue recognition on clinical trial contracts.
Billings on uncompleted contracts are anticipated in 2002 based on contract milestones or fixed billing dates identified in the underlying contract.

Our cash and cash equivalents balance at December 31, 2001 was $3,455,000 as compared to $87,000 at December 31, 2000. The increase in cash was due to the timing of progress payments on milestone completion based contracts, a more aggressive campaign to collect our accounts receivables and renegotiated payment terms on several contracts.

We purchased $723,000 of equipment in 2001 as compared to $218,000 in 2000. Purchases in 2001 included software and hardware, including host servers and personal computing equipment for our corporate office and field-based personnel. We entered into capital leases in 2001 and 2000 and recorded capital lease assets of $73,000 and $120,000 for 2001 and 2000, respectively for personal computer and peripheral office equipment. Future minimum lease payments on our capital lease obligations are $77,000 for 2002, $63,000 for 2003, and $3,000 for 2004. In 2002, we anticipate approximately $1 million in purchases of software applications, workstations and personal computer equipment as a result of our growth and increase in personnel.

We are committed under a number of non-cancelable operating leases, primarily related to office space and other office equipment. Future minimum lease payments under these leases are $593,000 for 2002, $877,000 for 2003, $886,000 for 2004, $902,000 for 2005, $919,000 for 2006, and $936,000 thereafter.

We have a demand line of credit with a commercial bank that expires on June 30, 2002, providing a maximum credit facility of the lesser of $2,500,000 or 75% of eligible accounts, which bears interest at a rate not to exceed the bank's prime rate plus 1%. Borrowings outstanding under the credit line are secured by substantially all of our assets. Our agreement with the bank provides that we maintain a tangible net worth of not less than $6,500,000 and total liabilities to tangible net worth ratio of not more than 1.00 to 1.00. As of December 31, 2001, we were in compliance with these covenants. No borrowings were outstanding under the credit line at December 31, 2001.

We expect our principal cash needs on both a short and long-term basis to be for the funding of our operations, and capital expenditure requirements. We expect to continue expanding our operations through internal growth, expansion of our existing services, continued expansion of our European operational capabilities and the development of new service products for clinical research and the healthcare industry. We expect such activities to be funded from existing cash and cash equivalents, cash flow from operations and our line of credit.

We believe that our operations and financial results are not materially affected by inflation.

New Accounting Pronouncements
-----------------------------

In June 2001, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standard (SFAS) No. 141, "Business Combinations" and SFAS No. 142, "Goodwill and Other Intangible Assets." SFAS No. 141 requires that all business combinations initiated after June 30, 2001 is accounted for under the purchase method and addresses the initial recognition and measurement of goodwill and other intangible assets acquired in a business combination.
SFAS No. 142 addresses the initial recognition and measurement of intangible assets acquired outside of a business combination and the accounting for goodwill and other intangible assets subsequent to their acquisition. SFAS No. 142 provides that intangible assets with finite useful lives be amortized and that goodwill and intangible assets with indefinite lives will not be amortized, but will rather be tested at least annually for impairment. Adoption of SFAS No. 142 is not expected to have a material impact on our financial statements.

In June 2001, the FASB issued SFAS No. 143, "Accounting for Asset Retirement Obligations." This Statement addresses financial accounting and reporting for obligations associated with the retirement of tangible long-lived assets and the associated asset retirement costs. This Statement requires that the fair value of a liability for an asset retirement obligation be recognized in the period in which it is incurred if a reasonable estimate of fair value can be made. SFAS No. 143 is effective for financial statements issued for fiscal years beginning after June 15, 2002. Adoption of SFAS No. 143 is not expected to have a material impact on our financial statements.

In August 2001, the FASB issued SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets." This Statement addresses the financial accounting and reporting for the impairment or disposal of long-lived assets. This Statement superceded FASB Statement No. 121, "Accounting for the Impairment of Long-Lived Assets." This Statement established a single accounting model, based on the framework established in SFAS No. 121, and resolves some of the implementation issues related to Statement 121. SFAS No. 144 is effective for financial statements issued for fiscal years beginning after December 15, 2001, and interim periods within those fiscal years. Adoption of SFAS No. 144 is not expected to have a material impact on our financial statements.

In November 2001, the Emerging Issues Task Force (EITF) issued EITF No. 01-14, "Income Statement Characterization of Reimbursements Received for "Out of Pocket" Expenses Incurred." EITF No. 01-14 requires reimbursements for out-of-pocket expenses incurred to be characterized as revenue in the statement of operations. EITF No. 01-14 is effective for periods beginning after December 1, 2001 and will require comparative financial statements for prior periods to be reclassified. We are currently in the process of evaluating the impact that EITF No. 01-14 will have on our consolidated financial statements.

ITEM 7.   FINANCIAL STATEMENTS

Our financial statements listed below are contained herein beginning at page F-
1:

          (a)  Financial Statements
               --------------------

          Independent Auditors' Report                       F-1

          Consolidated Balance Sheets                        F-2

          Consolidated Statements of Operations              F-3

          Consolidated Statements of Stockholders' Equity    F-4

          Consolidated Statements of Cash Flows              F-5

          Notes to Consolidated Financial Statements         F-6

          (b)  Financial Statements Schedules
               ------------------------------

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

ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

                                   PART III

ITEM 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE ACT

Information concerning Directors, Executive Officers, Promoters and Control Person, Compliance with Section 16(a) of the Exchange Act is incorporated herein by reference to the similarly titled section in our definitive proxy materials for our 2002 Annual Meeting of Stockholders.

ITEM 10.  EXECUTIVE COMPENSATION

Information concerning Executive Compensation is incorporated herein by reference to the similarly titled section in our definitive proxy materials for our 2002 Annual Meeting of Stockholders.

ITEM 11.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

Information concerning Security Ownership of Certain Beneficial Owners and Management is incorporated herein by reference to the similarly titled section in our definitive proxy materials for our 2002 Annual Meeting of Stockholders.

ITEM 12.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

Information concerning Certain Relationships and Related Party Transactions is incorporated herein by reference to the similarly titled section in our definitive proxy materials for our 2002 Annual Meeting of Stockholders.

ITEM 13.  EXHIBITS

     (a)  Exhibits

          3.1 Certificate of Incorporation of West End Ventures, Inc. (a predecessor to the Company) and all amendments thereto, a Nevada corporation./(1)/
          3.2   Amended and Restated Bylaws of Covalent Group, Inc./(2)/
          10.1  1996 Stock Option Plan./(3)/
          10.2  1995 Stock Option Plan./(4)/
          10.3  Lease between Dean Witter Realty Income Partnership II and
                Covalent Group, Inc. dated November 14, 1996./(4)/
          10.4  Credit Agreement with First Union Bank dated April 25,
                1997./(1)/
          10.5 Form of Employment Agreement between Covalent Group, Inc. and Kenneth M. Borow./(5)/
          10.6 Amended and Restated Covalent Group, Inc. 1996 Stock Incentive Plans./(6)/
          10.7 Indemnification Agreement between Covalent Group, Inc. and Kenneth M. Borow./(2)/
          10.8 Indemnification Agreement between Covalent Group, Inc. and David Weitz./(2)/
          10.9 Indemnification Agreement between Covalent Group, Inc. and Catherine Spear./(2)/
          10.10 Indemnification Agreement between Covalent Group, Inc. and Carol Antinori./(2)/

          10.11 Indemnification Agreement between Covalent Group, Inc. and
                Joseph Delikat./(2)/
          10.12 Indemnification Agreement between Covalent Group, Inc. and Scott
                M. Jenkins.
          10.13 Fourth Amendment to lease between FV Office Partners, L.P. and
                Covalent Group, Inc. dated November 27, 2001.
          21    Subsidiaries of the Registrant.
          23.1  Consent of Deloitte & Touche LLP

     (b)  Form 8-K

          On October 11, 2001, we reported on Form 8-K that we had appointed Thomas E. Hodapp and Scott M. Jenkins to our board of directors.
_____________
/(1)/ Filed as an exhibit to our Amendment No. 1 to our Annual Report on Form 10-KSB (No. 0-21145) filed with the Securities & Exchange Commission on July 15, 1998 and incorporated herein by reference.
/(2)/ Filed as an exhibit to our Report on Form 10-QSB (No. 0-21145) filed with the Securities & Exchange Commission on August 14, 2001 and incorporated herein by reference.
/(3)/   Incorporated by reference from Proxy Statement for 1996 Annual Meeting.
/(4)/ Filed as an exhibit to our Annual Report on Form 10-KSB (No. 0-21145) filed with the Securities and Exchange Commission on March 30, 1998 and incorporated herein by reference.
/(5)/ Incorporated by reference to Exhibit 99.6 to the Schedule 13D filed by Covalent Partners, LLC on November 10, 1999, as amended.
/(6)/ Incorporated by reference to Annex A of our definitive proxy statement dated May 1, 2000.

                                  SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                    COVALENT GROUP, INC.

Dated: March 29, 2002
                                    By: /s/ Kenneth M. Borow, M.D.
                                       --------------------------------
                                            Kenneth M. Borow, M.D.
                                            Chief Executive Officer,
                                             President and Director

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Dated: March 29, 2002
                                    By: /s/ Kenneth M. Borow, M.D.
                                       --------------------------------
                                            Kenneth M. Borow, M.D.
                                            Chief Executive Officer,
                                             President and Director
Dated: March 29, 2002

                                    By: /s/ Thomas E. Hodapp
                                       --------------------------------
                                            Thomas E. Hodapp
                                            Director
Dated: March 29, 2002

                                    By: /s/ Scott M. Jenkins
                                       --------------------------------
                                            Scott M. Jenkins
                                            Director

Dated: March 29, 2002

                                    By: /s/ Earl M. Collier, Jr.
                                       --------------------------------
                                            Earl M. Collier, Jr.
                                            Director

Dated: March 29, 2002

                                    By: /s/ Joseph A. Delikat
                                       --------------------------------
                                            Joseph A. Delikat
                                            Principal Accounting Officer and
                                            Director

                              COVALENT GROUP, INC.
                              --------------------
                       CONSOLIDATED FINANCIAL STATEMENTS
                       ---------------------------------
                     YEARS ENDED DECEMBER 31, 2001 AND 2000
                     --------------------------------------

                                     INDEX
                                     -----

                                                  Page
                                                  ----

Independent Auditors' Report.....................  F-1

Consolidated Balance Sheets......................  F-2

Consolidated Statements of Operations............  F-3

Consolidated Statements of Stockholders' Equity..  F-4

Consolidated Statements of Cash Flows............  F-5

Notes to Consolidated Financial Statements.......  F-6

                          INDEPENDENT AUDITORS' REPORT

The Board of Directors and Stockholders of:
Covalent Group, Inc.
Wayne, Pennsylvania


We have audited the accompanying consolidated balance sheets of Covalent Group, Inc. and subsidiary (the "Company") as of December 31, 2001 and 2000, and the related consolidated statements of operations, stockholders' equity, and cash flows for the years then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of Covalent Group, Inc. and subsidiary at December 31, 2001 and 2000, and the results of their operations and their cash flows for the years then ended, in conformity with accounting principles generally accepted in the United States of America.

As discussed in Note 11 to the consolidated financial statements, the Company changed its method of revenue recognition during the fourth quarter of the year ended December 31, 2000.


/s/ Deloitte & Touche LLP

Philadelphia, Pennsylvania
March 8, 2002

                             Covalent Group, Inc.
                          Consolidated Balance Sheets

                                                                      December 31,
                                                             --------------------------------
                                                                 2001                2000
                                                             -------------       ------------
Assets
Current Assets
     Cash and cash equivalents                                $ 3,454,543         $    86,977
     Restricted cash                                              652,047         $   612,522
     Accounts receivable                                        2,092,854           1,652,487
     Prepaid expenses and other                                   297,202             297,013
     Costs and estimated earnings in excess of
      related billings on uncompleted contracts                 7,317,942           5,549,457
                                                             -------------       ------------
              Total Current Assets                             13,814,588           8,198,456
                                                             -------------       ------------
Property and Equipment, Net                                     1,260,197             999,070

Deferred Income Taxes                                                  --              78,961

Other Assets                                                       38,070              34,073
                                                             -------------       ------------
Total Assets                                                  $15,112,855         $ 9,310,560
                                                             =============       ============

Liabilities and Stockholders' Equity
Current Liabilities
     Accounts payable                                         $ 1,582,248         $   452,643
     Accrued expenses                                             561,600             442,001
     Income tax payable                                           628,898             720,260
     Obligations under capital leases                              66,668              34,723
     Billings in excess of related costs and
      estimated earnings on uncompleted contracts                 195,122             531,641
     Customer advances                                          2,882,360             813,974
                                                             -------------       ------------
              Total Current Liabilities                         5,916,896           2,995,242
                                                             -------------       ------------
Long Term Liabilities
     Obligations under capital leases                              62,325              75,286
     Deferred income taxes                                        244,225                  --
                                                             -------------       ------------
              Total Long Term Liabilities                         306,550              75,286
                                                             -------------       ------------
Total Liabilities                                               6,223,446           3,070,528
                                                             -------------       ------------
Commitments and Contingencies
Stockholders' Equity
     Common stock,  $.001 par value 25,000,000 shares
       authorized, 12,502,713 and 12,213,309
       shares issued, respectively                                 12,503              12,213
     Additional paid-in capital                                10,521,132           9,915,656
     Accumulated deficit                                       (1,602,293)         (3,636,926)
     Accumulated other comprehensive income (loss)                  8,383                (595)
                                                             -------------       ------------
       Less:                                                    8,939,725           6,290,348
          Treasury stock, at cost, 12,500 shares                  (50,316)            (50,316)
                                                             -------------       ------------
            Total Stockholders' Equity                          8,889,409           6,240,032
                                                             -------------       ------------
Total Liabilities and Stockholders' Equity                    $15,112,855         $ 9,310,560
                                                             =============       ============

                     The accompanying notes are an integral
                part of these consolidated financial statements

                             Covalent Group, Inc.
                     Consolidated Statement of Operations

                                                                     Year Ended December 31,
                                                                  -----------------------------
                                                                       2001           2000
                                                                  -------------    ------------
Revenues                                                            $18,353,481     $12,026,633

Operating Expenses
   Direct                                                             9,611,407       6,415,097
   Selling, general and administrative                                4,671,212       3,260,285
   Depreciation and amortization                                        521,811         412,637
                                                                  -------------    ------------

Total Operating Expenses                                             14,804,430      10,088,019
                                                                  -------------    ------------
Income from Operations                                                3,549,051       1,938,614

Net Interest (Expense) Income                                           (56,454)         31,352
                                                                  -------------    ------------

Income before Income Taxes and Cumulative
   Effect for Accounting Change                                       3,492,597       1,969,966

Income Tax Provision                                                  1,457,964         833,788
                                                                  -------------    ------------
Income before Cumulative Effect of
   Accounting Change                                                  2,034,633       1,136,178
                                                                  =============    ============

Cumulative Effect of Change in
   Accounting for Revenue Recognition,
   Net of Tax of $93,167                                                     --         136,309
                                                                  -------------    ------------


Net Income                                                          $ 2,034,633     $   999,869
                                                                  =============    ============

Net Income per Common Share

Basic:
   Before cumulative effect of accounting change                          $0.16           $0.09

   Accounting change                                                         --          ($0.01)
                                                                  -------------    ------------
Earning per Common Share                                                  $0.16           $0.08
                                                                  =============    ============

Diluted:
   Before cumulative effect of accounting change                          $0.16           $0.09

   Accounting change                                                         --          ($0.01)
                                                                  -------------    ------------

Earning per Common Share                                                  $0.16           $0.08
                                                                  =============    ============

Weighted Average Common and Common Equivalent Shares Outstanding
Basic                                                                12,420,388      12,167,622
Diluted                                                              12,962,628      12,931,915

                    The accompanying notes are an integral
                part of these consolidated financial statements

                             COVALENT GROUP, INC.
                CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY

                                                                                           Accumulated
                                     Common                                                   Other        Treasury
                                     Stock      Common        Additional    Accumulated   Comprehensive      Stock
                                     Shares  Stock Amount  Paid-In Capital    Deficit         Income        Amount        Total
BALANCE
 DECEMBER 31, 1999                12,081,425 $     12,081  $  9,432,631     $ (4,636,795)          --    $   (50,316)  $  4,757,601

Comprehensive income
Net income                                             --            --          999,869                          --        999,969
Foreign currency transaction                                                                     (595)                         (595)
 adjustment                                                                                                            $    999,274
Total comprehensive income                                                                                             ============
Exercise of stock options            131,884          132       315,731               --                          --        315,863
Compensation expense for options                       --        88,900               --                          --         88,900
 issued to non-employees
Tax benefit of options exercised                                 78,394                                                      78,394

BALANCE
 DECEMBER 31, 2000                12,213,309 $     12,213  $  9,915,656     $ (3,636,926)     $  (595)   $   (50,316)  $  6,240,032

Comprehensive income
Net income                                                                     2,034,633                                  2,034,633
Foreign currency transaction                                                                    8,978                         8,978
 adjustment                                                                                                            $  2,043,611
Total comprehensive income                                                                                             ============
Exercise of stock options            189,400          190       330,576                                                     330,766
Compensation expense for options     100,000          100       274,900                                                     275,000
 issued to non-employees

BALANCE
 DECEMBER 31, 2001                12,502,709 $     12,503  $ 10,521,132     $ (1,602,293)     $ 8,383    $   (50,316)  $  8,889,409
                                  =================================================================================================

                    The accompanying notes are an integral
                part of these consolidated financial statements

                             Covalent Group, Inc.
                     Consolidated Statements of Cash Flows

                                                                                           Year Ended December 31,
                                                                                           -----------------------
                                                                                          2001             2000(Restated)
                                                                                          ----             --------------
Operating Activities:

Net Income                                                                            $  2,034,633         $       999,869
   Adjustments to reconcile net income to
    net cash provided by operating activities
   Depreciation and amortization                                                           521,811                 412,637
   Compensation expense for options issued to non-employees                                     --                  88,900
   Changes in assets and liabilities
   Increase (decrease) in -
      Restricted cash                                                                      (39,525)                 84,528
      Accounts receivable                                                                 (440,367)              1,173,832
      Prepaid expenses and other                                                              (189)               (165,302)
      Costs and estimated earnings in excess
       of related billings on uncompleted contracts                                     (1,768,485)             (2,134,527)
      Other assets                                                                          (3,997)                  6,434
      Deferred income tax                                                                  323,186                 (78,961)
   Increase (decrease) in -
      Accounts payable                                                                   1,129,605              (1,589,776)
      Accrued expenses                                                                     119,599                 229,082
      Income taxes payable                                                                 (91,362)                559,294
      Billings in excess of related costs and
       estimated earnings on uncompleted contracts                                        (336,519)                209,070
      Customer advances                                                                  2,068,386                (431,722)
                                                                                      ------------         ---------------

Net (Cash Used)/Provided By In Operating Activities                                      3,516,776                (636,642)
                                                                                      ------------         ---------------
Investing Activities:

Purchases of property and equipment                                                       (722,566)               (218,344)
                                                                                      ------------         ---------------

Net Cash Used In Operating Activities                                                     (722,566)               (218,344)
                                                                                      ------------         ---------------

Financing Activities:
Principal repayments of obligations under capital leases                                   (41,388)                (10,227)
Proceeds from exercise of stock options and warrants                                       605,766                 394,259
                                                                                      ------------         ---------------

Net Cash Provided By Financing Activities                                                  564,378                 384,032
                                                                                      ------------         ---------------

Effect of Exchange Rate Changes on Cash and Cash Equivalents                                 8,978                    (595)

Net Increase (Decrease) In Cash and Cash Equivalents                                     3,367,566                (471,549)

Cash and Cash Equivalents, Beginning of Period                                              86,977                 558,528
                                                                                      ------------         ---------------

Cash and Cash Equivalents, End of Period                                              $  3,454,543         $        86,977
                                                                                      ============         ===============

Supplemental Disclosures of Cash Flow Information -
Cash paid during the year for income taxes                                               1,236,000                 193,000
Cash paid during the year for interest                                                      68,000                   2,000

                    The accompanying notes are an integral
                part of these consolidated financial statements

                             Covalent Group, Inc.
                             --------------------
                  Notes To Consolidated Financial Statements
                  ------------------------------------------

1.  DESCRIPTION OF BUSINESS:
    -----------------------
    In this discussion, the terms, "Company", "we", "us", and "our", refer to Covalent Group, Inc. and subsidiaries, except where it is made clear otherwise.

    We are a contract research organization, providing clinical research and development services to pharmaceutical, biotechnology, medical service and managed care organizations. We initiate, design and monitor clinical trials, manage and analyze clinical data and offer other related services and products.

    Effective November 30, 2000, we established Covalent Group, Ltd. in the United Kingdom, a wholly owned subsidiary. For the years ended December 31, 2001 and 2000 Covalent Group, Ltd. represented less than 1% of revenues in the consolidated financial statements.

2.  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES:
    ------------------------------------------
    Use of Estimates
    ----------------

    The preparation of consolidated financial statements are in conformity with accounting principles generally accepted in the United States of America and require management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the period. Actual results could differ from those estimates.

    Consolidation
    -------------

    The consolidated financial statements for 2001 and 2000 include our accounts and the accounts of our wholly owned subsidiaries. Intercompany transactions and balances have been eliminated in consolidation.

    Cash and Cash Equivalents
    -------------------------

    We consider all highly liquid debt instruments purchased with an original maturity of three months or less to be cash equivalents.

    Restricted Cash
    ---------------

    We received advance payments from one of our clients as part of a long-term contract, which includes a separate restricted cash account to be utilized for payment of investigator fees. As of December 31, 2001 and 2000, this restricted cash amount was $652,000 and $613,000, respectively. This amount is also included in customer advances in the accompanying balance sheets.

    Concentration of Credit Risk
    ----------------------------

    Our accounts receivable and cost and estimated earnings in excess of related billings on uncompleted contracts are concentrated with a small number of companies within the pharmaceutical industry. As a result, these financial instruments are subject to credit and concentration risk. We do not require collateral from our clients.

    Fair Value of Financial Instruments
    -----------------------------------

    Our financial instruments consist primarily of cash and cash equivalents, restricted cash, accounts receivable, costs and estimated earnings in excess of related billings on uncompleted contracts, accounts payable and billings in excess of related costs and estimated earnings on uncompleted contracts. The book values of cash and cash equivalents, restricted cash, accounts receivable, costs and estimated earnings in excess of related billings on uncompleted contracts, accounts payable and billings in excess of related costs and estimated earnings on uncompleted contracts approximate their respective fair values because of the short term nature of these financial instruments.

    Property and Equipment
    ----------------------

    Property and equipment are recorded at cost. Depreciation is provided using the straight-line method over the estimated useful lives of the assets, which range from 3 to 7 years for equipment and furniture and fixtures and the remaining lease term for leasehold improvements and assets under capital lease. Depreciation and amortization for the years ended December 31, 2001 and 2000 was $522,000 and $413,000, respectively. Expenditures for maintenance and repairs are charged to expense as incurred. When assets are sold or retired, the cost and accumulated depreciation are removed from the accounts, and any gain or loss is included in income.

    Accounts Receivable
    -------------------

    Accounts receivable and costs and estimated earnings in excess of related billings on completed contracts represent amounts due from our customers who are concentrated primarily in the pharmaceutical industry. In addition, in most cases we require advance payment for a portion of the contract price from our customers upon the signing of a contract for services. These amounts are deferred and recognized as revenue as services are performed.
    As a result, we consider the likelihood of bad debt remote and therefore have recorded no receivable reserves at December 31, 2001 or December 31, 2000.

    Revenue Recognition
    -------------------

    Revenues are earned by performing services primarily under fixed-price contracts. Revenues from contracts are recognized on the percentage of completion method, measured principally by the total direct costs incurred as a percentage of estimated total direct costs for each contract. The estimated total direct costs of contracts are reviewed and revised periodically throughout the lives of the contracts with adjustments to revenues resulting from such revisions being recorded on a cumulative basis in the period in which the revisions are made. Hence, the effect of the changes on future periods of contract performance is recognized as if the revised estimates had been the original estimates. Because of the inherent uncertainties in estimating costs, it is possible that the estimates used will change in the near term and could result in a material change.

    Costs and estimated earnings in excess of related billings on uncompleted contracts represents revenue recognized to date that is currently unbillable to the customer pursuant to contractual terms. In general, amounts become billable upon the achievement of milestones or in accordance with predetermined payment schedules. Billings in excess of related costs and estimated earnings on uncompleted contracts represents amounts billed in excess of revenue recognized at the balance sheet date.

    Revenues are recorded net of pass-through expenses received from clients, which generally include subcontractor costs that consist of investigator
    fees, travel, and certain other contract costs.   Amounts receivable from
    customers in connection with unbilled out-of-pocket pass-through costs are included in accounts receivable in the amount of $676,707 for December 31, 2001 and $68,560 for December 31, 2000. Effective for the periods beginning after December 1, 2001, reimbursements for out-of-pocket expenses incurred are to be characterized as revenue in the statement of operations.

    If we determine that a loss will result from the performance of a fixed-price contract, the entire amount of the estimated loss is charged against income in the period in which such determination is made.

    Operating Expenses
    ------------------

    Direct expenses include appropriate amounts necessary to complete the clinical trial or related project and encompass direct labor and related benefit charges, other direct costs and allocable expenses (including facility charges, indirect labor, and information technology costs). Direct costs as a percentage of net revenues, tend to fluctuate from one period to another, as a result of changes in the mix of services provided involving the studies conducted during any time period. Selling, general and administrative expenses include the salaries, wages and benefits of all administrative and business development personnel, and all other support expenses not directly related to specific contracts.

    Income Taxes
    ------------

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

    Net Income Per Common and Common Equivalent Share
    -------------------------------------------------

    Basic net income per common share was computed by dividing net income by the weighted average number of shares of common stock outstanding during the period. Diluted net income per common share for the years ended December 31, 2001 and 2000 reflects the potential dilution from the exercise of outstanding stock options and warrants into common stock. In addition, 1,070,700 and 805,250 antidilutive options were not included in the computation for the years ended December 31, 2001 and December 31, 2000, respectively.

    The net income and weighted average common and common equivalent shares outstanding for purposes of calculating net income per common share are computed as follows:

                                                                                          Years Ended
                                                                                          December 31,
                                                                                          ------------
                                                                                       2001           2000
                                                                                       ----           ----
                Net income used for basic
                 and diluted net income per
                 Common share                                                        $ 2,034,633   $   999,869
                                                                                    ============   ===========


                Weighted average common shares
                 Outstanding used for basic net income
                 per common share                                                     12,420,388    12,167,622

                Dilutive effect of common stock
                 Options and warrants outstanding                                        542,240       764,293
                                                                                    ------------   -----------

                Weighted average common and
                 Common equivalent shares outstanding
                 used for diluted  net income per common
                 share                                                                12,962,628    12,931,915
                                                                                    ============   ===========

    Supplemental Cash Flow Information
    ----------------------------------


    Cash paid for income taxes during the years ended December 31, 2001 and 2000 was approximately $1,236,000 and $193,000, respectively. Cash paid for interest during the years ended December 31, 2001 and 2000 was approximately $68,000 and $2,000, respectively. We entered into capital leases with obligations totaling $73,000 and $120,000 during the years ended December 31, 2001 and 2000, respectively.

    Recently Issued Accounting Standards
    ------------------------------------

    In June 2001, the FASB issued SFAS No. 141, "Business Combinations" and SFAS No. 142, "Goodwill and Other Intangible Assets." SFAS No. 141 requires that all business combinations initiated after June 30, 2001 is accounted for under the purchase method and addresses the initial recognition and measurement of goodwill and other intangible assets acquired in a business combination. SFAS No. 142 addresses the initial recognition and measurement of intangible assets acquired outside of a business combination and the accounting for goodwill and other intangible assets subsequent to their acquisition. SFAS No. 142 provides that intangible assets with finite useful lives be amortized and that goodwill and intangible assets with indefinite lives will not be amortized, but will rather be tested at least annually for impairment. Adoption of SFAS No. 142 is not expected to have a material impact on our financial statements.

    In June 2001, the FASB issued SFAS No. 143, "Accounting for Asset Retirement Obligations." This Statement addresses financial accounting and reporting for obligations associated with the retirement of tangible long-lived assets and the associated asset retirement costs. This Statement requires that the fair value of a liability for an asset retirement obligation be recognized in the period in which it is incurred if a reasonable estimate of fair value can be made. SFAS No. 143 is effective for financial statements issued for fiscal years beginning after June 15, 2002. Adoption of SFAS No. 143 is not expected to have a material impact on our financial statements.

    In August 2001, the FASB issued SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets." This Statement addresses the financial accounting and reporting for the impairment or disposal of long-lived assets. This Statement superceded FASB Statement No. 121, "Accounting for the Impairment of Long-Lived Assets." This Statement established a single accounting model, based on the framework established in SFAS No. 121, and resolves some of the implementation issues related to Statement 121. SFAS No. 144 is effective for financial statements issued for fiscal years beginning after December 15, 2001, and interim periods within those fiscal years. Adoption of SFAS No. 144 is not expected to have a material impact on our financial statements.

    In November 2001, the Emerging Issues Task Force (EITF) issued EITF No. 01-14, "Income Statement Characterization of Reimbursements Received for "Out of Pocket" Expenses Incurred." EITF No. 01-14 requires reimbursements for out-of-pocket expenses incurred to be characterized as revenue in the statement of operations. EITF No. 01-14 is effective for periods beginning after December 1, 2001 and will require comparative financial statements for prior periods to be reclassified. We are currently in the process of evaluating the impact that EITF No. 01-14 will have on our consolidated financial statements.

    Reclassifications
    -----------------

    Certain prior year balances have been reclassified to conform to the current year presentation.

3.  PROPERTY & EQUIPMENT:
    ---------------------

                                                                          December 31,
                                                                   -------------------------
                                                                      2001           2000
                                                                      ----           ----
        Property & equipment consists of the following:

        Equipment                                                  $ 2,526,494    $ 1,839,999
        Furniture & fixtures                                           307,087        291,511
        Leasehold improvements                                         128,702        120,863
        Equipment under capital lease                                  193,264        120,236
                                                                   -----------    -----------
                                                                     3,155,547      2,372,609
        Accumulated depreciation                                    (1,895,350)    (1,373,539)
                                                                   -----------    -----------
        Property and equipment, net                                $ 1,260,197    $   999,070
                                                                   ===========    ===========

4.    PREPAID EXPENSES AND OTHER:
      --------------------------

      Loans to employees at December 31, 2001 and 2000 were approximately $81,000 and $38,000, respectively.

5.  INCOME TAXES:
    ---------------

    The components of the income tax provision are as follows:

                                                                 Years Ended December 31,
                                                                -------------------------
                                                                    2001           2000
                                                                    ----           ----
              Current:
                Federal                                           $1,016,432     $ 695,361
                State                                                197,307       217,388
                                                                 -----------    -------------
                                                                   1,213,739       912,749
                                                                 -----------    -------------

              Deferred:
                Federal                                              204,523       (66,145)
                State                                                 39,702       (12,816)

                                                                 -----------    -------------
                                                                     244,225       (78,961)
                                                                 -----------    -------------

                                                                  $1,457,964     $ 833,788
                                                                 ===========    =============

    Income tax expense differs from the amount currently payable because certain expenses, primarily depreciation and accruals, are reported in different periods for financial reporting and income tax purposes.

    The federal statutory income tax rate is reconciled to the effective income tax rate as follows:

                                                     Years Ended December 31,
                                                     ------------------------
                                                        2001           2000
                                                        ----           ----

     Federal statutory rate                             34.0%          34.0%
     State income taxes, net of federal benefit          4.4            6.9
     Other                                               3.3            1.4
                                                     -------       --------
                                                        41.7%          42.3%
                                                     =======       ========


    The components of the net current and long-term deferred tax assets and liabilities, measured under SFAS No. 109, are as follows:

                                                                         December 31,
                                                                         ------------
                                                                      2001            2000
                                                                      ----            ----
     Deferred tax assets -
        Long term contract revenue                                  $  202,061       $ 328,961
        Investment valuation                                            96,628          96,628
                                                                  ------------      ----------
                                                                       298,689         425,589
                                                                  ------------      ----------

     Deferred tax liabilities-
        Depreciation                                                   (92,791)        (78,152)
        Reserve                                                       (447,329)       (254,599)
        Other                                                           (2,794)        (13,877)
                                                                  ------------      ----------
                                                                      (542,914)       (346,628)
                                                                  ------------      ----------

         Net deferred tax (liability) asset                         $ (244,225)      $  78,961
                                                                  ============      ==========

6.  LINE OF CREDIT:
    --------------

    In 1997, we obtained a demand line of credit facility with a bank. Maximum borrowings under the facility are the lesser of $1,000,000 or 75% of eligible accounts receivable, as defined, and bear interest at the bank's prime rate plus 1.0%. On March 30, 2001, the credit facility was extended through May 31, 2001 and increased to a maximum borrowing of $1,500,000 at the same terms. On May 31, 2001, the credit facility was extended through September 26, 2001. On September 26, 2001, the credit facility was extended through June 30, 2002 and increased to a maximum borrowing of $2,500,000 at the same terms. There were no outstanding borrowings under this facility at December 31, 2001 or December 31, 2000, although there were borrowings and repayments during both years.

7.  STOCKHOLDERS' EQUITY:
    --------------------

    Common Stock Options
    --------------------

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

    The following table summarizes stock option activity:

                                                                                                            Weighted
                                                                                                             Average
                                                                                   Range of                 Exercise
                                                          Number of            Exercise  Prices             Price Per
                                                            Shares                 Per Share                  Share
                                                        -------------------    --------------------      --------------
Options outstanding at December 31, 1999                    1,535,550            $  0.69 - 5.25               $ 1.94
  Granted                                                   1,249,250               1.38 - 4.88                 3.76
  Exercised                                                  (131,884)              0.69 - 4.13                 2.38
  Canceled                                                   (518,616)              1.00 - 5.25                 2.92
                                                        -------------------

Options outstanding at December 31, 2000                    2,134,300            $  0.69 - 4.88               $ 2.74
  Granted                                                     895,900               1.63 - 3.50                 2.56
  Exercised                                                  (189,400)              0.69 - 2.86                 1.75
  Canceled                                                   (420,200)              1.56 - 4.88                 3.61
                                                        -------------------

Options outstanding at December 31, 2001                    2,420,600            $  0.69 - 4.47               $ 2.56
                                                        ===================

Exercisable options outstanding at:
   December 31, 2000                                        1,169,716            $  0.69 - 4.87               $ 1.94
   December 31, 2001                                        1,332,575               0.69 - 4.47                 2.26

   The following table summarizes information regarding stock options outstanding at December 31, 2001:

                                Options Outstanding                                              Options Exercisable
-----------------------------------------------------------------------------------    -------------------------------------

                                                       Weighted            Weighted
                                                       Average              Average                                Weighted
                                 Number               Remaining            Exercise            Number               Average
    Range of                 Outstanding At          Contractual           Price per       Exercisable at          Exercise
    Exercise                  December 31,             Life in               Share          December 31,             Price
     Prices                       2001                  Years                                   2001
--------------------     ---------------------    ----------------      --------------  -------------------     --------------
   $       0.69                  503,500                 1.6                $ 0.69            503,500                 $ 0.69
    1.25 - 1.80                   56,500                 2.8                  1.54             38,000                   1.45
           1.94                  246,000                 3.8                  1.94             76,350                   1.94
    1.99 - 2.50                  360,000                 3.5                  2.28            175,250                   2.28
    2.55 - 2.95                  428,900                 4.6                  2.80             69,550                   2.72
    3.00 - 3.94                  162,500                 4.0                  3.55             77,700                   3.73
    4.00 - 4.47                  663,200                 3.1                  4.05            392,225                   4.04
                        ---------------------                                          -------------------
                               2,420,600                 3.2                  2.56          1,332,575

   As of December 31, 2001, there were 152,116 stock options available for grant under our stock option plans.

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


                                                                                   Years Ended December 31,
                                                                                   ------------------------
                                                                                    2001            2000
                                                                                   -----            ----
              Net income                                                           2,034,633        999,869
              Pro forma net (loss) income                                          1,430,822       (489,714)
              Basic net income per share                                                0.16           0.08
              Pro forma basic net (loss) income per share                               0.12          (0.04)
              Diluted net income per share                                              0.16           0.08
              Pro forma diluted net (loss) income per share                             0.11          (0.04)

   The weighted average fair value of the stock options granted during the years ended December 31, 2001 and 2000 was $1.58 and $3.30, respectively. As of December 31, 2001, the weighted average remaining contractual life of each stock option outstanding was 3.2 years. The fair value of each option grant is estimated on the date of grant using the Black - Scholes option pricing model with the following assumptions:

                                                                               Years Ended
                                                                               December 31,
                                                                               ------------
                                                                          2001               2000
                                                                          ----               ----
              Risk - free interest rate                               3.50% - 5.75%      5.75% - 6.75%
              Expected dividend yield                                       -                  -
              Expected life                                               5 years            5 years
              Expected volatility                                               87%                40%

   Because additional option grants are expected to be made each year, the above pro forma disclosures are not representative of pro forma effects on reported net income for future years.

   Common Stock Warrants
   ---------------------

   In 1996, we issued 250,000 common stock warrants with an exercise price of $2.75 per share to an investment banking firm which expired on June 20, 2001, and 100,000 common stock warrants with an exercise price of $5.25 per share to a financial consultant in connection with an offering of common stock which expired on May 8, 2001. The warrants were vested on the grant date.
   On June 19, 2001, the investment-banking firm exercised 100,000 warrants at an exercise price of $2.75 per share.

   Treasury Stock
   --------------

   We have 12,500 common shares in treasury. The shares are valued using the cost method of accounting for treasury stock.

   Adoption of New Equity Incentive Plan
   -------------------------------------

   On March 8, 2002, the Board of Directors approved the 2002 Equity Incentive Plan, which will be submitted for approval by the shareholders. 1,000,000 shares are available for grant under this stock option plan. The stock option plan provides for the granting of incentive and non-qualified stock options for the purchase of shares of common stock to directors, officers, employees and consultants, as defined under the provisions of the plan.

8.  EMPLOYEE BENEFIT PLAN:
    ---------------------

   We sponsor a 401(k) plan covering substantially all employees. All full-time employees are eligible on their first day of employment and may contribute up to 15% of their annual compensation to the plan. We do not match employee contributions.

9. SEGMENT DISCLOSURES:
   -------------------

    Effective January 1, 1998, we adopted SFAS No. 131, "Disclosures About Segments of an Enterprise and Related Information." We believe we operate in one industry segment.

    The following table summarizes the concentration of revenues and contracts with significant clients:

                                 Year Ended December 31, 2001   Year Ended December 31, 2000
                                ------------------------------  -----------------------------
                                   Percentage      Number of      Percentage       Number of
     Customer                      of Revenues      Contracts      of Revenues     Contracts
     --------                   ---------------  -------------  ---------------  ------------

        A                               55%             4               63%             6
        B                               18%             1               16%             1
        C                               12%             3                8%             3
        D                                3%             1                4%             1
                                        --             --               --             --
                                        88%             9               91%            11
                                        ==             ==               ==             ==

    The significant clients above constituted 99% and 98% of the balance of cost and estimated earnings in excess of related billings on uncompleted contracts at December 31, 2001 and 2000, respectively.

    The above revenue amounts consist of separate clinical trials with lengths ranging from one to five years, with an average of two years remaining.

    For the years ended December 31, 2001 and 2000, the amount of revenues recognized related to transactions outside of the United States was not material.

10. CAPITAL AND OPERATING LEASE COMMITMENTS:
    ---------------------------------------

    During 2001, we entered into several capital lease obligations, primarily related to computer equipment. Monthly payments of principal and interest range from $563 to $1,697. Leased property at December 31, 2001 totaled $193,264 with accumulated amortization of $66,285 through that date.

    Future minimum lease payments on capital lease obligations at December 31, 2001 are as follows

           Year ending December 31:
           2002                                                                   $ 76,600
           2003                                                                     62,551
           2004                                                                      2,941
                                                                                  --------
           Total                                                                   142,092
           Less amount representing interest                                        12,696
                                                                                  --------
           Present value of capital lease payments                                $129,396
                                                                                  ========

    We are committed under a number of non-cancelable operating leases, primarily related to office space and other office equipment. Monthly payments range from $11 to $49,799. Total lease expense was $470,495 for the year ended December 31, 2001 and $365,337 for the year ended December 31, 2000.

    Future minimum lease payments on operating lease commitments at December 31, 2001 are as follows:

           Year ending December 31:
           2002                                                                   $  592,696
           2003                                                                      876,654
           2004                                                                      886,093
           2005                                                                      901,689
           2006                                                                      918,702
           Thereafter                                                                935,715
           Total                                                                  ----------
                                                                                  $5,111,549
                                                                                  ==========

11. SIGNIFICANT YEAR END ADJUSTMENTS IN THE YEAR ENDED DECEMBER 31, 2000:
    ---------------------------------------------------------------------

    In the quarter ended December 31, 2000, we performed an extensive review of our contracts for purposes of evaluating the impact of SAB 101 on our consolidated financial statements. As a result of this review, we changed our method of revenue recognition from a task-based percentage of completion method to a cost-based percentage of completion method and determined that certain adjustments should be made. These adjustments resulted in decreases in revenue, direct operating expenses, costs and estimated earnings in excess of related billings on uncompleted contracts and accrued expenses. Revenues reversed upon adoption of SAB 101 have been deferred to future periods and are being recognized as the contracts progress.

    We also reviewed our relationship with Speedtrials.com, Inc. Speedtrials.com was an Internet venture with which we were collaborating to develop a web-based clinical research management application. Speedtrials.com was owned by RP Associates LLC and eByz.com, LLC. A stockholder of 7% of our common shares at December 31, 2000 was an investor in RP Associates and was an investor in and the Executive Chairman of eByz. Due to concerns about realization and collectibility, we determined that certain adjustments should be made, including the reversal of $680,000 in previously recorded revenues in the year ended December 31, 2000. These adjustments resulted in decreases in revenue and accounts receivable. In addition, during the year ended December 31, 2000, we made payments to an outside technology company on behalf of Speedtrials.com for expenses incurred in 2000.

    Due to the magnitude of the adjustments, we determined that disclosure of pro forma net income as a result of the above discussion was necessary. The effect on quarterly net income during the year ended December 31, 2000 was as follows:

                                                            March 31,        June 30,       September 30,      December  31,
                                                               2000            2000             2000               2000
                                                               ---             -----            ----               -----
    Net income as reported                                 $   589,554      $  463,486        $   598,164        $  (651,335)

    Adjustments for current year net income:
       Total pretax adjustments - SAB 101                      316,189         (72,641)            13,661            322,646
       Total pretax adjustments - Speedtrials.com              (30,000)       (325,000)          (325,000)           680,000
                                                           -----------      ----------        -----------        -----------
       Total pretax adjustments                                286,189        (397,641)          (311,339)         1,002,646
                                                           -----------      ----------        -----------        -----------
       Tax effect                                             (120,199)        167,009            130,762           (421,111)
                                                           -----------      ----------        -----------        -----------

       Net adjustment before Cumulative Effect             $   165,990      $ (230,632)       $  (180,577)           581,535
           of Accounting Change

    Cumulative Effect of Change in Accounting                        -               -                  -            136,309
                                                           -----------      ----------        -----------        -----------
                                                           -----------      ----------        -----------        -----------


    Net income as adjusted                                 $   755,544      $  232,854        $   417,587        $   717,844

    Basic weighted average common and common                12,124,516       12,168,51         12,179,954         12,167,622
     equivalent shares outstanding
    Basic earnings per share as reported                   $      0.05      $     0.04        $      0.05        $     (0.05)
    Per share amount of the adjustment                     $      0.01      $    (0.02)       $     (0.01)       $      0.06
    Pro forma earnings per common share                    $      0.06      $     0.02        $      0.04        $      0.01

    During the second quarter of 2001, we terminated our relationship with Speedtrials.com, Inc. In connection with the termination, we had no further obligations in connection with that relationship except for approximately $45,000, which we paid to the outside technology company, which provided services in connection with the project. As a result, in the second quarter, we released an accrual for approximately $205,000, which we previously recorded relating to this project. In addition, we incurred additional professional fees of approximately $136,000 in connection with the termination of the project.

12. QUARTERLY FINANCIAL DATA (UNAUDITED):
    ------------------------------------

                                    Quarter Ended           Quarter Ended              Quarter Ended            Quarter Ended
                                        March 31,               June 30,                 September                 December
                                 March 31       2000      June 30,      2000       September    30, 2000    December      31, 2000
                                   2001      (Restated)     2001     (Restated)     30, 2001   (Restated)   31, 2001     (Restated)
                               -----------  ----------- ----------- -----------  -----------  -----------  -----------  -----------
Revenues                       $ 3,755,129  $ 3,643,672 $ 4,761,702 $ 3,140,831  $ 4,564,275  $ 3,175,902  $ 5,272,375  $ 2,066,228
Income from Operations             678,607      890,603   1,175,368     406,742      625,632      623,544    1,069,444       17,725
Income before Cumulative           402,489      572,154     652,631     274,986      349,310      409,664      630,203     (120,626)
Effect of Accounting Change
Net Income                         402,489      572,154     652,631     274,986      349,310      409,664      603,203     (256,935)
Net Income per Common
 Share - Basic                        0.03         0.05        0.05        0.02         0.03         0.03         0.05        (0.02)
Net Income per Common
 Share - Diluted                      0.03         0.04        0.05        0.02         0.03         0.03         0.05        (0.01)

See Note 11 to the consolidated financial statements for discussion of restatements during the year ended December 31, 2000.

13. COMMITMENTS AND CONTINGENCIES:
    -----------------------------

    We have entered into an employment agreement with one of our officers that calls for specified minimum annual compensation of $250,000 per year over a three-year period and includes provisions for continuation of salary upon termination as defined in the agreement.

    We are not currently a party to any material litigation.

    The contract research organization industry is subject to legislation and regulations which are revised or amended on an on-going basis. The impact of complying with such legislation and regulations could materially affect our business.