Form 10QSB
period 2002-03-31
COVALENT GROUP INC
filed 2002-05-15
CIK 856569

                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

                                   FORM 10-QSB

(Mark One)

  X  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
----
     EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2002.

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


Issuer's telephone number: 610-975-9533

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No___
                                                              ---

State the number of shares outstanding of each of the issuer's classes of common equity as of March 31, 2002.

Common Stock, Par Value $.001                                   12,506,763
-----------------------------                                   ----------
         (Class)                                                Outstanding

Transitional Small Business Disclosure Format (check one): Yes ___ No  X
                                                                      ---

     FORM 10-QSB

                              COVALENT GROUP, INC.

                                      INDEX

                                                                                   Page
                                                                                   ----
     PART I. Financial Information                                                    3

          Item 1. Consolidated Financial Statements (Unaudited)                       3

              Consolidated Balance Sheet - March 31, 2002 and
                 December 31, 2001                                                    3

              Consolidated Statements of Operations - Three Months Ended
                 March 31, 2002 and 2001                                              4

              Consolidated Statements of Cash Flows - Three Months Ended
                 March 31, 2002 and 2001                                              5

              Notes to Consolidated Financial Statements                              6

          Item 2. Management's Discussion and Analysis of
                  Financial Condition and Results of Operations                      10

     PART II. Other Information                                                      15

PART 1 FINANCIAL INFORMATION
     ITEM 1.

                              Covalent Group, Inc.
                           Consolidated Balance Sheets
                                   (Unaudited)

                                                             March 31, 2002      December 31, 2001
                                                             --------------      -----------------
Assets
Current Assets
   Cash and cash equivalents                                 $    1,811,407      $       3,454,543
   Restricted cash                                                  369,427                652,047
   Accounts receivable                                            3,916,722              2,092,854
   Prepaid expenses and other                                       459,619                297,202
   Costs and estimated earnings in excess of
     related billings on uncompleted contracts                   10,098,284              7,317,942
                                                             --------------      -----------------
                          Total Current Assets                   16,655,459             13,814,588
                                                             --------------      -----------------

Property and Equipment, Net                                       1,238,012              1,260,197

Other Assets                                                         35,106                 38,070
                                                             --------------      -----------------
Total Assets                                                 $   17,928,577      $      15,112,855
                                                             ==============      =================

Liabilities and Stockholders' Equity
Current Liabilities
   Accounts payable                                          $    1,909,785      $       1,582,248
   Accrued expenses                                                 283,303                561,600
   Income tax payable                                               194,971                628,898
   Obligations under capital leases                                  68,360                 66,668
   Billings in excess of related costs and
     estimated earnings on uncompleted contracts                  1,176,395                195,122
   Customer advances                                              4,435,955              2,882,360
                                                             --------------      -----------------
                          Total Current Liabilities               8,068,769              5,916,896
                                                             --------------      -----------------

Long Term Liabilities
   Obligations under capital leases                                  44,587                 62,325
   Deferred income taxes                                            244,225                244,225
                                                             --------------      -----------------
                          Total Long Term Liabilities               288,812                306,550
                                                             --------------      -----------------
Total Liabilities                                                 8,357,581              6,223,446
                                                             --------------      -----------------

Stockholders' Equity
   Common stock,  $.001 par value 25,000,000 shares
      authorized, 12,519,263  and 12,502,713
      shares issued respectively                                     12,519                 12,503
   Additional paid-in capital                                    10,571,531             10,521,132
   Accumulated deficit                                             (970,818)            (1,602,293)
   Accumulated other comprehensive income
                                                                      8,080                  8,383
                                                             --------------      -----------------
      Less:                                                       9,621,312              8,939,725
           Treasury stock, at cost, 12,500 shares                   (50,316)               (50,316)
                                                             --------------      -----------------
                 Total Stockholders' Equity                       9,570,996              8,889,409
                                                             --------------      -----------------
Total Liabilities and Stockholders' Equity                   $   17,928,577      $      15,112,855
                                                             ==============      =================

                 The accompanying notes are an integral part of these consolidated financial statements.

                              Covalent Group, Inc.
                      Consolidated Statements Of Operations
                                   (Unaudited)


                                                                  Three Months Ended March 31
                                                              -----------------------------------
                                                                    2002               2001
                                                              ----------------- -----------------
    Net Revenue                                                $    5,444,561    $    3,755,129
    Reimbursement Revenue                                             784,234           152,002

                                                              ----------------- -----------------
Total Revenue                                                       6,228,795         3,907,131
                                                              ----------------- -----------------

Operating Expenses
    Direct                                                          2,865,927         1,924,656
    Reimbursable out-of-pocket expenses                               784,234           152,002
    Selling, general and administrative                             1,348,977         1,039,600
    Depreciation and amortization                                     147,248           112,266

                                                              ----------------- -----------------
Total Operating Expenses                                            5,146,386         3,228,524
                                                              ----------------- -----------------

Income from Operations                                              1,082,409           678,607

Net Interest Income                                                     1,541             4,033
                                                              ----------------- -----------------

Income before Income Taxes                                          1,083,950           682,640

Income Tax Provision                                                  452,476           280,151
                                                              ----------------- -----------------

Net Income                                                     $      631,474    $      402,489
                                                              ================= =================

Net Income per Common Share
Basic:                                                         $         0.05    $         0.03
Diluted:                                                       $         0.05    $         0.03

Weighted Average Common and Common Equivalent Shares Outstanding
Basic                                                              12,501,499        12,320,857
Diluted                                                            13,188,334        12,784,556


                     The accompanying notes are an integral
                 part of these consolidated financial statements

                              Covalent Group, Inc.
                      Consolidated Statements of Cash Flows
                                  (Unaudited)

                                                              Three Months Ended March 31,
                                                              ----------------------------
                                                                  2002            2001
                                                                  ----            ----
Operating Activities:

Net Income                                                     $   631,474    $   402,489
           Adjustments to reconcile net income to
           net cash provided by operating activities
           Depreciation and amortization                           147,248        112,266
           Changes in assets and liabilities
           Decrease (increase) in -
           Restricted cash                                         282,620       (475,017)
           Accounts receivable                                  (1,823,868)    (1,745,134)
           Prepaid expenses and other                             (162,417)      (152,872)
           Costs and estimated earnings in excess
             of related billings on uncompleted contracts       (2,780,342)      (971,400)
           Other assets                                              2,964            162
           Increase (decrease) in -
           Accounts payable                                        327,537        100,113
           Accrued expenses                                       (278,297)       236,635
           Income taxes payable                                   (433,927)       (67,133)
           Billings in excess of related costs and
             estimated earnings on uncompleted contracts           981,273        184,026
           Customer advances                                     1,553,595        867,090
                                                               -----------    -----------
Net Cash Used In Operating Activities                           (1,552,140)    (1,508,775)
                                                               -----------    -----------

Investing Activities:

Purchases of property and equipment                               (125,063)       (47,004)
                                                               -----------    -----------
Net Cash Used In Operating Activities                             (125,063)       (47,004)
                                                               -----------    -----------

Financing Activities:
Principal repayments of obligations under capital leases           (16,046)        (8,410)
Borrowings under short term debt                                        --      1,260,694
Proceeds from exercise of stock options and warrants                50,416        294,223
                                                               -----------    -----------
Net Cash Provided By Financing Activities                           34,370      1,546,507
                                                               -----------    -----------

Effect of Exchange Rate Changes on Cash and Cash Equivalents          (303)         2,327

Net Decrease In Cash and Cash Equivalents                       (1,643,136)        (6,945)

Cash and Cash Equivalents, Beginning of Period                   3,454,543         86,977
                                                               -----------    -----------

Cash and Cash Equivalents, End of Period                       $ 1,811,407    $    80,032
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

2.       SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

         Consolidation
         -------------

         The consolidated financial statements for 2002 and 2001 include our accounts and the accounts of our wholly owned subsidiaries. Intercompany transactions and balances have been eliminated in consolidation.

         Use of Estimates
         ----------------

         The preparation of consolidated financial statements are in conformity with accounting principles generally accepted in the United States of America ("generally accepted accounting principles") and require management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the period. Actual results could differ from those estimates.

     Basis of Presentation
     ---------------------

     The financial statements for the three months ended March 31, 2002 and 2001 have been prepared without audit and, in the opinion of management, reflect all adjustments necessary (consisting only of normal recurring adjustments) to present fairly our financial position at March 31, 2002 and December 31, 2001 and the results of our operations and our cash flows for the interim periods presented. Such financial statements do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. For further information, refer to the financial statements and footnotes thereto included in our annual report on Form 10-KSB, for the year ended December 31, 2001.

     Operating results for the three months ended March 31, 2002 may not necessarily be indicative of the results for the year ending December 31, 2002.

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

     Effective January 1, 2002, in connection with the required implementation of Financial Accounting Standards Board Emerging Issues Task Force Rule No. 01-14 ("EITF 01-14"), "Income Statement Characterization of Reimbursements Received for "Out-of-Pocket" Expenses Incurred," out-of-pocket costs are now included in cost of revenue, while the reimbursements received are reported as reimbursable out-of-pocket revenues in the Consolidated Statement of Operations. We will continue to exclude from revenue and expenses in the Consolidated Statement of Operations fees paid to investigators and the associated reimbursement since we act as an agent on behalf of pharmaceutical company sponsors with regard to investigator payments. See Note 2 to the Notes to the Consolidated

     Financial Statements "New Accounting Pronouncements" for additional information regarding EITF 01-14.

     If we determine that a loss will result from the performance of a fixed-price contract, the entire amount of the estimated loss is charged against income in the period in which such determination is made.

     Reimbursable Out-of-Pocket Expenses
     -----------------------------------

     On behalf of our clients, we pay fees to investigators and other out-of-pocket costs for which we are reimbursed at cost, without markup or profit. Effective January 1, 2002, in connection with the required implementation of Financial Accounting Standards Board Emerging Issues Task Force Rule No. 01-14 ("EITF 01-14"), Income Statement Characterization of Reimbursements Received for "Out-of-Pocket" Expenses Incurred, out-of-pocket costs are now included in Operating Expenses, while the reimbursements received are reported separately as revenues in the Consolidated Statements of Operations. We will continue to exclude from revenue and expense in the notes to the Consolidated Statements of Income fees paid to investigators and the associated reimbursement since we will continue to act as an agent on behalf of our clients with regard to investigator payments. See Note 2 "New Accounting Pronouncements" for additional information regarding EITF 01-14.

     Restricted Cash
     ---------------

     We received advance payments from one of our clients as part of a long-term contract, which includes a separate restricted cash account to be utilized for payment of investigator fees. As of March 31, 2002 this restricted cash amount was $369,427. This amount is also included in customer advances in the accompanying balance sheet.

     Net Income Per Common and Common Equivalent Share
     -------------------------------------------------

     Basic net income per common share was computed by dividing net income by the weighted average number of shares of common stock outstanding during the period. Diluted net income per common share for the period ended March 31, 2002 reflects the potential dilution from the exercise of outstanding stock options into common stock.

     The net income and weighted average common and common equivalent shares outstanding for purposes of calculating net income per common share are computed as follows:

     Comprehensive Income
     --------------------

                                                                  Three Months Ended
                                                                       March 31,
                                                                 2002               2001
                                                             --------------    ---------------
       Net income used for basic and diluted
       net income per common share                               631,474             402,489
                                                             ==============     ==============

       Weighted average common shares outstanding
       used for basic net income per common share             12,501,499          12,320,857

       Dilutive effect of common stock
       options outstanding                                       686,835             463,699
                                                             --------------     --------------

       Weighted average common and common
       equivalent shares outstanding used for
       diluted net income per common share                    13,188,334          12,784,556
                                                             ==============     ==============

     A reconciliation of comprehensive income in accordance with Statement of Financial Accounting Standards No. 130 "Reporting Comprehensive Income" is as follows:

                                                                  Three Months Ended
                                                                       March 31,
                                                                 2002               2001
                                                             --------------    ---------------
       Net Income                                                631,474             402,489
       Foreign currency transaction
        adjustment                                                  (303)              2,327
                                                             --------------    ---------------

       Comprehensive Income                                      631,171             404,816
                                                             ==============    ===============

     New Accounting Pronouncements
     -----------------------------

     In June 2001, the FASB issued SFAS No. 141, "Business Combinations" and SFAS No. 142, "Goodwill and Other Intangible Assets." SFAS No. 141 requires that all business combinations initiated after June 30, 2001 is accounted for under the purchase method and addresses the initial recognition and measurement of goodwill and other intangible assets acquired in a business combination. SFAS No. 142 addresses the initial recognition and measurement of intangible assets acquired outside of a business combination and the accounting for goodwill and other intangible assets subsequent to their acquisition. SFAS No. 142 provides that intangible assets with finite useful lives be amortized and that goodwill and intangible assets with indefinite lives will not be amortized, but will rather be tested at least annually for impairment. Adoption of this statement did not have a material impact on our financial statements.

     In June 2001, the FASB issued SFAS No. 143, "Accounting for Asset Retirement Obligations." This Statement addresses financial accounting and reporting for obligations associated with the retirement of tangible long-lived assets and the associated asset retirement costs. This Statement requires that the fair value of a liability for an asset retirement obligation be recognized in the period in which it is incurred if a reasonable estimate of fair value can be made. SFAS No. 143 is effective for financial statements issued for fiscal years beginning after June 15, 2002. Adoption of this statement did not have a material impact on our financial statements.

     In August 2001, the FASB issued SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets." This Statement addresses the financial accounting and reporting for the impairment or disposal of long-lived assets. This Statement superceded FASB Statement No. 121, "Accounting for the Impairment of Long-Lived Assets." This Statement established a single accounting model, based on the framework established in SFAS No. 121, and resolves some of the implementation issues related to Statement 121. SFAS No. 144 is effective for financial statements issued for fiscal years beginning after December 15, 2001, and interim periods within those fiscal years. Adoption of this statement did not have a material impact on our financial statements.

     In November 2001, the Emerging Issues Task Force (EITF) issued EITF No. 01-14, "Income Statement Characterization of Reimbursements Received for "Out of Pocket" Expenses Incurred." EITF No. 01-14 requires that in cases where the contractor acts as principal, reimbursements received for out-of-pocket expenses incurred be characterized as revenue and the associated costs be included as operating expenses in the statement of operations. EITF No. 01-14 is effective for periods beginning after December 15, 2001. We implemented this rule for the quarter ended March 31, 2002 and as required, we also reclassified comparative financial information for the quarter ended March 31, 2001. The implementation of this rule resulted only in the gross up of revenues and expenses totaling $784,234 and $152,002 for the three months ended March 31, 2002 and 2001, respectively and has no impact upon earnings.

     Reclassifications
     -----------------

     Certain prior year balances have been reclassified to conform to the current year presentation.

3.   LINE OF CREDIT

     We maintain a demand line of credit with a bank, which will expire June 30, 2002. Maximum borrowings under this facility are currently the lesser of $2,500,000 or 75% of eligible accounts receivable, as defined, and bear interest at the bank's prime rate plus 1.0%. There were no outstanding borrowings under this facility at March 31, 2002.

     ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

     Forward Looking Statements
     --------------------------

     The following discussion and analysis should be read in conjunction with the Company's Annual Report on Form 10-KSB, as well as the Company's financial statements and notes thereto included elsewhere in this Quarterly Report on Form 10-KSB. When used in this Report on Form 10-QSB and in other public statements, both oral and written, by the Company and Company officers, the words "estimate," "project," "intend," "believe," "anticipate" and similar expressions are intended to identify forward-looking statements regarding events and financial trends that may effect our future operating results and financial position. Such statements are subject to risks and uncertainties that could cause our actual results and financial position to differ materially. Such factors include, among others: (i) our success in attracting new business; (ii) the size, duration and timing of clinical trials; (iii) the termination, delay or cancellation of clinical trials;
     (iv) outsourcing trends in the pharmaceutical, biologics and medical device industries; (v) the ability to maintain profit margins in a competitive marketplace; (vi) our ability to attract and retain qualified personnel;
     (vii) the sensitivity of our business to general economic conditions; and
     (viii) other economic, competitive, governmental and technological factors affecting our operations, markets, products, services and prices. We undertake no obligation to publicly release the result of any revision of these forward-looking statements to reflect events or circumstances after the date they are made or to reflect the occurrence of unanticipated events. These and other factors that could cause the forward-looking statements to be materially different are described in greater detail in our Annual Report on Form 10-KSB in the section entitled "Factors that Might Affect our Business or Stock Price".

     General
     -------

     The information set forth and discussed below for the three months ended March 31, 2002 and 2001 is derived from the Financial Statements included elsewhere herein. The financial information set forth and discussed below is unaudited but, in the opinion of management, reflects all adjustments (consisting of normal recurring adjustments) necessary for a fair presentation of such information. The results of our operations for a particular quarter may not be indicative of results expected during the other quarters or for the entire year.

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

         Our backlog, which consists of anticipated revenues from signed contracts, was $28 million at March 31, 2002. We believe that our backlog as of any date is not necessarily a meaningful indicator of future results.

         Results of Operations
         ---------------------

                                                                FINANCIAL DATA:
                                                                          Three Months Ended March 31
                                                                             2002             2001
                                                                       --------------    ---------------
                                                                                 (Unaudited)
                                                                       ---------------------------------
           Net Revenue                                                       100.00%           100.00%
           Operating Expenses
              Direct                                                          52.64%            51.25%
              Selling, general and administrative                             24.78%            27.68%
              Depreciation and amortization                                    2.70%             2.99%
           Income from Operations                                             19.88%            18.07%
           Net Income                                                         11.59%            10.72%

         Three Months Ended March 31, 2002 Compared To Three Months Ended March
         ----------------------------------------------------------------------
         31, 2001
         --------

         Net revenue for the three months ended March 31, 2002 increased 45% to $5,445,000 as compared to $3,755,000 for the three-month period ended March 31, 2001. The increase of $1,690,000 resulted from an increased number of trials being conducted as well as the relative size of these trials.

         Direct expenses include compensation and other expenses directly related to conducting clinical studies. These costs increased by $941,000 from $1,925,000 to $2,866,000 for the three months ended March 31, 2001 and 2002, respectively. The increase in expenses resulted principally from the increase in the number of trials being conducted in 2002. Direct expenses as a percentage of revenues were 53% for the three months ended March 31, 2002 as compared to 51% for the same period last year. The increase in relative percent resulted from the different cost structures of the clinical trials being conducted and different types of services requested by our clients.

         Selling, general and administrative expenses includes the salaries, wages and benefits of all administrative and business development personnel and all other support expenses not directly related to specific contracts. Selling, general and administrative expenses for the three months ended March 31, 2002 were $1,349,000 or 25% of revenues, as compared to $1,040,000 or 28% of revenues for the same period last year. The increase of $309,000 reflects increased salaries and other compensation expenses of $146,000 (including staff expansion), rent of $75,000 due to expansion of space required for additional staffing, consulting and professional fees, insurance and other miscellaneous expenses.

         Depreciation and amortization expense increased from $112,000 for the three months ended March 31, 2001 to $147,000 for the three months ended March 31, 2002 resulting from additional purchases of property and equipment.

         Net interest income decreased $2,000 from net income of $4,000 for the three months ended March 31, 2001, to net income of $2,000 for the three months ended March 31, 2002 because of an increase in capital lease interest expenses.

         The effective income tax rate for the three months ended March 31, 2001 and 2002 was 41% and 42% respectively. The decrease of 1% is the result of our ongoing review of our tax accruals and the impact of income (losses) generated outside the United States.

         Liquidity and Capital Resources
         -------------------------------

         Our contracts usually require a portion of the contract amount to be paid at the time the contract is initiated. Additional payments are generally made upon completion of negotiated performance requirements throughout the life of the contract. Cash receipts do not necessarily correspond to costs incurred and revenue recognized (revenue recognition is based on the percentage of completion accounting method). We typically receive a low volume of large-dollar receipts. As a result, the number of days outstanding in accounts receivable will fluctuate due to the timing and size of cash receipts. Compared to December 31, 2001, accounts receivable increased $1,824,000 to $3,917,000 at March 31, 2002 primarily due to the timing of billings and progress payments for clinical trials. Accounts payable increased $328,000 to $1,910,000 at March 31, 2002 due to an increase in investigator payments related to clinical trials.

         Costs and estimated earnings in excess of related billings on uncompleted contracts increased $2,780,000 to $10,098,000 at March 31, 2001. The balance at March 31, 2002 primarily consists of 3 clinical trials, which individually constitute 49%, 21% and 12% of the balance. These clinical trials are expected to be completed in 2003. The increase in billings in excess of related costs and estimated earnings on uncompleted contracts of $981,000 to $1,176,000 as of March 31, 2002 from $195,000 as of December 31, 2001 resulted from the timing of billings and revenue recognition on clinical trial contracts. During the first quarter of 2002, we received initial payments on two new contracts, which substantially accounted for this increase.

         Our cash and cash equivalents balance at March 31, 2002 was $1,811,000 as compared to $3,455,000 at December 31, 2001. The net decrease in cash was primarily due to an increase in costs and estimated earnings in excess of related billings on uncompleted contracts.

         We purchased $125,000 of equipment during the three months ended March 31, 2002. We anticipate capital expenditures of $600,000 during the remainder of 2002 for computer equipment.

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

                                               COVALENT GROUP, INC.

Dated: May 14, 2002                  By: /s/ Kenneth M. Borow, M.D.
       ------------------------          ---------------------------------------
                                                    Kenneth M. Borow, M.D.
                                                    Chief Executive Officer

Dated: May 14, 2002                  By: /s/ Joseph A. Delikat
       ------------------------          ---------------------------------------
                                                    Joseph A. Delikat
                                                    Principal Accounting Officer