Form 10QSB
period 2002-06-30
COVALENT GROUP INC
filed 2002-08-13
CIK 856569

                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

                                   FORM 10-QSB

(Mark One)

X      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
-------
       EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2002.

       TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
-------
       EXCHANGE ACT OF 1934 FOR THE TRANSITION PERIOD FROM          TO
                                                           ---------   ---------

Commission file number: 0-21145

                              COVALENT GROUP, INC.
                 (Name of small business issuer in its charter)

          Delaware                                        56-1668867

(State or other jurisdiction of             (I.R.S. Employer Identification No.)
incorporation or organization)

               One Glenhardie Corporate Center, 1275 Drummers Lane
                            Wayne, Pennsylvania 19087
                    (address of principal executive offices)

Issuer's telephone number: 610-975-9533

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No
                                                             ----   ---

State the number of shares outstanding of each of the issuer's classes of common equity as of August 13, 2002.

Common Stock, Par Value $.001                                  12,605,383
-----------------------------                                  -----------
         (Class)                                               Outstanding

Transitional Small Business Disclosure Format (check one): Yes         No   X
                                                               ----       ----
                                       1

                              COVALENT GROUP, INC.

                                      INDEX

                                                                           Page

    PART I. Financial Information                                             3

      Item 1. Consolidated Financial Statements (Unaudited)                   3

          Consolidated Balance Sheet--June 30, 2002 and
            December 31, 2001                                                 3

          Consolidated Statements of Operations--Three Months and Six
            Months Ended June 30, 2002 and 2001                               4

          Consolidated Statements of Cash Flows--Six Months Ended
            June 30, 2002 and 2001                                            5

          Notes to Consolidated Financial Statements                          6

      Item 2. Management's Discussion and Analysis of
              Financial Condition and Results of Operations                  10

    PART II. Other Information                                               17
                                       2

PART I    FINANCIAL INFORMATION
    ITEM 1.

                               Covalent Group Inc.
                           Consolidated Balance Sheets
                                   (Unaudited)


                                                       June 30, 2002     December 31, 2001
                                                    -----------------   -------------------
Assets
Current Assets
    Cash and cash equivalents                        $     2,736,658      $     3,454,543
    Restricted cash                                          989,219              652,047
    Accounts receivable                                    4,051,051            2,092,854
    Prepaid expenses and other                               492,680              297,202
    Costs and estimated earnings in excess of
      related billings on uncompleted contracts            9,669,776            7,317,942
                                                    ------------------   -------------------
                 Total Current Assets                     17,939,384           13,814,588
                                                    ------------------   -------------------

Property and Equipment, Net                                1,187,073            1,260,197

Other Assets                                                  35,107               38,070
                                                    ------------------   -------------------
Total Assets                                         $    19,161,564      $    15,112,855
                                                    ==================   ===================

Liabilities and Stockholders' Equity
Current Liabilities
    Accounts payable                                 $     1,965,804            1,582,248
    Accrued expenses                                         531,704              561,600
    Income tax payable                                             -              628,898
    Obligations under capital leases                          69,217               66,668
    Billings in excess of related costs and
      estimated earnings on uncompleted contracts          2,444,790              195,122
    Customer advances                                      3,302,960            2,882,360
                                                    ------------------   -------------------
                Total Current Liabilities                  8,314,475            5,916,896
                                                    ------------------   -------------------
Long Term Liabilities
    Obligations under capital leases                          27,277               62,325
    Deferred income tax                                      244,225              244,225
                                                    ------------------   -------------------
                 Total Long Term Liabilities                 271,502              306,550
                                                    ------------------   -------------------
Total Liabilities                                          8,585,977            6,223,446
                                                    ------------------   -------------------
Stockholders' Equity
    Common stock,  $.001 par value 25,000,000 shares
       authorized, 12,617,883 and 12,502,713
       shares issued respectively                             12,618               12,503
    Additional paid-in capital                            10,804,200           10,521,132
    Accumulated deficit                                     (197,752)          (1,602,293)
    Accumulated other comprehensive income                     6,837                8,383
                                                    ------------------   -------------------
      Less:                                               10,625,903            8,939,725
        Treasury stock, at cost, 12,500 shares               (50,316)             (50,316)
                                                    ------------------   -------------------
          Total Stockholders' Equity                      10,575,587            8,889,409
                                                    ------------------   -------------------
Total Liabilities and Stockholders' Equity           $    19,161,564       $   15,112,855
                                                    ==================   ===================

          See accompanying notes to the consolidated financial statements.
                                        3

                              Covalent Group, Inc.
                      Consolidated Statements Of Operations
                                   (Unaudited)



                                                 Three Months Ended June 30,            Six Months Ended June 30,
                                                   2002              2001               2002                2001
                                            ------------------------------------   ------------------------------------

     Net revenue                                $6,195,726        $4,761,702        $  11,640,287        $  8,516,831
     Reimbursement revenue                       1,099,514           369,244            1,883,748             521,246

                                            ------------------------------------   ------------------------------------
Total Revenue                                   $7,295,240        $5,130,946        $  13,524,035        $  9,038,077
                                            ------------------------------------   ------------------------------------

Operating Expenses
Direct                                           3,602,317         2,319,972            6,468,244           4,244,628
  Reimbursement out-of-pocket expenses           1,099,514           369,244            1,883,748             521,246
  Selling, general and administrative            1,211,351         1,143,945            2,560,328           2,183,545
  Depreciation and amortization                    142,729           122,417              289,977             234,683
                                            ------------------------------------   ------------------------------------

Total Operating Expenses                         6,055,911         3,955,578           11,202,297           7,184,102
                                            ------------------------------------   ------------------------------------

Income from Operations                           1,239,329         1,175,368            2,321,738           1,853,975

Net Interest (Expense) Income                        2,738           (44,971)               4,279             (40,937)
                                            ------------------------------------   ------------------------------------

Income before Income Taxes                       1,242,067         1,130,397            2,326,017           1,813,038

Income Tax Provision                               469,000           477,766              921,476             757,917
                                            ------------------------------------   ------------------------------------

Net Income                                   $     773,067        $  652,631        $   1,404,541        $  1,055,121
                                            ====================================   ====================================

Net Income per Common Share
Basic:                                               $0.06             $0.05                $0.11               $0.09
Diluted:                                             $0.06             $0.05                $0.11               $0.08

Weighted Average Common and Common Equivalent Shares Outstanding
Basic                                           12,584,900        12,388,345           12,543,291          12,354,787
Diluted                                         13,475,925        12,905,632           13,338,944          12,845,622


        See accompanying notes to the consolidated financial statements.

                              Covalent Group, Inc.
                      Consolidated Statements of Cash Flows
                                   (unaudited)


                                                                  Six Months Ended June 30,
                                                                   2002                2001
                                                             ---------------  --------------
Operating Activities:

Net income                                                     $  1,404,541    $  1,055,120
    Adjustments to reconcile net income to
    net cash provided by operating activities
    Depreciation and amortization                                   289,977         234,683
    Changes in assets and liabilities
    (Increase) decrease in-
    Restricted cash                                                (337,172)        (32,626)
    Accounts receivable                                          (1,958,197)     (3,088,475)
    Prepaid expenses and other                                     (195,478)        (91,401)
    Costs and estimated earnings in excess
      of related billings on uncompleted contracts               (2,351,834)     (2,188,771)
    Other assets                                                      2,963           3,066
    Deferred income taxes                                                               107
    Increase (decrease) in-
    Accounts payable                                                383,556          37,762
    Accrued expenses                                                (29,896)         58,727
    Income taxes payable                                           (628,898)       (312,705)
    Billings in excess of related costs and
      estimated earnings on uncompleted contracts                 2,249,668       1,085,565
    Customer advances                                               420,600       2,376,799
                                                              --------------  --------------

Net (Cash Used)/Provided by In Operating Activities                (750,170)       (862,149)
                                                              --------------  --------------

Investing Activities:

Purchases of property and equipment                                (216,853)       (212,224)
                                                              --------------  ---------------

Net (Cash Used)/Provided by In Operating Activities                (216,853)       (212,224)
                                                              --------------  ---------------
Financing Activities:
Principal repayments of obligations under capital leases            (32,499)        (18,791)
Borrowings under short term debt                                         --         800,000
Proceeds from exercise of stock options                             283,183         591,253
                                                              --------------  --------------

Net Cash Provided By Financing Activities                           250,684       1,372,462
                                                              --------------  --------------

Effect of Exchange Rate Changes on Cash and Cash Equivalents         (1,546)          3,024

Net Increase (Decrease) In Cash and Cash Equivalents               (717,885)        301,113

Cash and Cash Equivalents, Beginning of Period                    3,454,543          86,977
                                                              --------------  --------------

Cash and Cash Equivalents, End of Period                       $  2,736,658    $    388,090
                                                              ==============  ==============


        See accompanying notes to the consolidated financial statements.

                              Covalent Group, Inc.
                   Notes To Consolidated Financial Statements
                                   (Unaudited)

1.       SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

         Consolidation
         -------------

         The consolidated financial statements for 2002 and 2001 include our accounts and the accounts of our wholly-owned subsidiaries. Intercompany transactions and balances have been eliminated in consolidation.

         Use of Estimates
         ----------------

         The preparation of consolidated financial statements in conformity with accounting principles generally accepted in the United States of America ("generally accepted accounting principles") require management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the period. Actual results could differ from those estimates.

         Basis of Presentation
         ---------------------

         The financial statements for the three and six months ended June 30, 2002 and June 30, 2001 have been prepared without audit and, in the opinion of management, reflect all adjustments necessary (consisting only of normal recurring adjustments) to present fairly our financial position at June 30, 2002 and December 31, 2001 and the results of our operations and our cash flows for the interim periods presented. Such financial statements do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. For further information, refer to the financial statements and footnotes thereto included in our Annual Report on Form 10-KSB, for the year ended December 31, 2001.

         Operating results for the three and six months ended June 30, 2002 may not necessarily be indicative of the results for the year ending December 31, 2002.

         Revenue Recognition
         -------------------

         Revenues are earned by performing services primarily under fixed-price contracts. Revenues from contracts are recognized on the percentage of completion method, measured principally by the total direct costs incurred as a percentage of estimated total direct costs for each contract. The estimated total direct costs of contracts are reviewed and revised periodically throughout the lives of the contracts with adjustments to revenues resulting from such revisions being recorded on a cumulative basis in the period in which the revisions are made. Hence, the effect of the changes on future periods of contract performance is recognized as if the revised estimates had been the original estimates. Because of the inherent uncertainties in estimating costs, it is possible that the estimates used will change in
                                       6
         the near term and could result in a material change. If we determine that a loss will result from the performance of a fixed-price contract, the entire amount of the estimated loss is charged against income in the period in which such determination is made.

         Costs and estimated earnings in excess of related billings on uncompleted contracts represents revenue recognized to date that is currently unbillable to the customer pursuant to contractual terms. In general, amounts become billable upon the achievement of milestones or in accordance with predetermined payment schedules. The balance at June 30, 2002 primarily consisted of 3 clinical trials, which individually constitute 37%, 23% and 14% of the balance. These clinical trials are expected to be completed in 2003. Billings in excess of related costs and estimated earnings on uncompleted contracts represent amounts billed in excess of revenue recognized at the balance sheet date.

         Reimbursable Out-of-Pocket Expenses
         -----------------------------------
         On behalf of our clients, we pay fees to investigators and other out-of-pocket costs for which we are reimbursed at cost, without markup or profit. Effective January 1, 2002, in connection with the required implementation of Financial Accounting Standards Board Emerging Issues Task Force Rule No. 01-14 ("EITF 01-14"), "Income Statement Characterization of Reimbursements Received for "Out-of-Pocket" Expenses Incurred", out-of-pocket costs are now included in Operating Expenses, while the reimbursements received are reported separately as Reimbursement Revenue in the Consolidated Statements of Operations. We will continue to exclude from revenue and expense in the Consolidated Statement of Operations fees paid to investigators and the associated reimbursement since we will continue to act as agent on behalf of our clients with regard to investigator payments.

         Restricted Cash
         ---------------
         We received advance payments from one of our clients as part of a long-term contract, which includes a separate restricted cash account to be utilized for payment of investigator fees. As of June 30, 2002 this restricted cash amount was $989 thousand. This amount is also included in customer advances in the accompanying balance sheet.

         Net Income Per Common and Common Equivalent Share
         -------------------------------------------------
         Basic net income per common share was computed by dividing net income by the weighted average number of shares of common stock outstanding during the period. Diluted net income per common share for the period ended June 30, 2002 reflects the potential dilution from the exercise of outstanding stock options into common stock.
                                       7

 The net income and weighted average common and common equivalent shares outstanding for purposes of calculating net income per common share are computed as follows:



                                                            Three Months Ended                          Six Months Ended
                                                                 June 30,                                   June 30,
                                                         2002                 2001                 2002                 2001
                                               --------------------- -------------------- -------------------- --------------------

Net income used for basic and diluted
net income per common share                               773,067               652,631            1,404,541            1,055,121
                                               ===================== ==================== ==================== ====================

Weighted average common shares outstanding
used for basic net income per common share             12,584,900            12,388,345           12,543,291           12,354,787

Dilutive effect of common stock options and
warrants outstanding                                      891,025               517,287              795,653              490,835
                                               --------------------- -------------------- -------------------- --------------------

Weighted average common and common
equivalent shares outstanding used for
diluted net income per common share                    13,475,925            12,905,632           13,338,944           12,845,622
                                               ===================== ==================== ==================== ====================


         Comprehensive Income
         --------------------

         A reconciliation of comprehensive income in accordance with Statement of Financial Accounting Standards No. 130 "Reporting Comprehensive Income" is as follows:


                                                Three Months Ended                          Six Months Ended
                                                    June 30,                                   June 30,
                                            2002                  2001                 2002                 2001
                                 --------------------  -------------------- -------------------- --------------------

Net income                                  773,067               652,631            1,404,541            1,055,121

Foreign currency translation
 adjustment

                                             (1,243)                  697               (1,546)               3,024
                                 --------------------  -------------------- -------------------- --------------------



                                 --------------------  -------------------- -------------------- --------------------
Comprehensive Income                        771,824               653,328            1,402,995            1,058,145
                                 ====================  ==================== ==================== ====================




          New Accounting Pronouncements
          -----------------------------

          In June 2001, the FASB issued SFAS No. 141, "Business Combinations" and SFAS No. 142, "Goodwill and Other Intangible Assets." Covalent adopted these Statements on January 1, 2002. SFAS No. 141 requires that all business combinations initiated after June
                                       8

          30, 2001 be accounted for under the purchase method and addresses the initial recognition and measurement of goodwill and other intangible assets acquired in a business combination. SFAS No. 142 addresses the initial recognition and measurement of intangible assets acquired outside of a business combination and the accounting for goodwill and other intangible assets subsequent to their acquisition. SFAS No. 142 provides that intangible assets with finite useful lives be amortized and that goodwill and intangible assets with indefinite lives not be amortized, but will rather be tested at least annually for impairment. Adoption of these statements did not have a material impact on our financial statements.


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

          In August 2001, the FASB issued SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets." This Statement addresses the financial accounting and reporting for the impairment or disposal of long-lived assets. This Statement superceded FASB SFAS No. 121, "Accounting for the Impairment of Long-Lived Assets." This Statement established a single accounting model, based on the framework established in SFAS No. 121, and resolves some of the implementation issues related to Statement 121. SFAS No. 144 is effective for financial statements issued for fiscal years beginning after December 15, 2001, and interim periods within those fiscal years. Adoption of SFAS No. 144 did not have a material impact on our financial statements.

          On January 1, 2002 we adopted Emerging Issues Task Force (EITF) No. 01-14, "Income Statement Characterization of Reimbursements Received for "Out-of-Pocket" Expenses Incurred." EITF No. 01-14 requires that in cases where the contractor acts as principal, reimbursements received for out-of-pocket expenses incurred be characterized as revenue and the associated costs be included as operating expenses in the statement of operations. As required by this rule, we also reclassified comparative financial information for the quarter ended June 30, 2001. The implementation of this rule resulted in an increase by equal amounts in Total Revenue and Total Operating Expenses totaling $1.1 million and $369 thousand for the three months, and $1.9 million and $521 thousand for the six months, ended June 30, 2002 and 2001, respectively. The implementation of this rule has no impact upon Net Income.

          In April 2002, the FASB issued SFAS No. 145, "Rescission of FASB Statements No. 4, 44, and 64, Amendment of FASB Statement No. 13, and Technical Corrections." SFAS No. 145 rescinds SFAS No. 4, "Reporting Gains and Losses from Extinguishment of Debt," and an amendment of that Statement, and SFAS No. 64, "Accounting for Leases," to eliminate an inconsistency between the required accounting for sale-leaseback transactions and the required accounting for certain lease modifications that have economic effects that are similar to sale-leaseback transactions. SFAS also amends other existing authoritative pronouncements to make various technical corrections, clarify meanings, or describe their applicability under changed conditions. Adoption of SFAS No. 145 is not expected to have a material impact on our financial statements.
                                       9

         In July, 2002, the FASB issued SFAS No. 146, "Accounting for Costs Associated with Exit or Disposal Activities." SFAS No. 146 requires companies to recognize costs associated with exit or disposal activities when they are incurred rather than at the date of a commitment to an exit or disposal plan. Previous accounting guidance was provided by EITF No. 94-3, "Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs Incurred in a Restructuring)." SFAS No. 146 replaces EITF No. 94-3 and is to be applied prospectively to exit or disposal activities initiated after December 31, 2002. Adoption of SFAS No. 146 is not expected to have a material impact on our financial statements.

         Reclassifications
         -----------------

         Certain prior year balances have been reclassified to conform to the current year presentation.

2.       LINE OF CREDIT

         At June 30, 2002 we maintained a demand line of credit with a bank, which was to expire September 30, 2002. Maximum borrowings under this facility were the lesser of $2.5 million or 75% of eligible accounts receivable, as defined, and bore interest at the bank's prime rate plus 1.0%. There were no outstanding borrowings under this facility at June 30, 2002. Subsequent to June 30, 2002, the line of credit was renewed and will now expire on June 30, 2003 and will bear interest at the bank's prime rate.

         ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

         Forward Looking Statements
         --------------------------

         The following discussion and analysis should be read in conjunction with the Company's Annual Report on Form 10-KSB, as well as the Company's financial statements and notes thereto included elsewhere in this Quarterly Report on Form 10-QSB. When used in this Report on Form 10-QSB and in other public statements, both oral and written, by the Company and Company officers, the words "estimate," "project," "intend," "believe," "anticipate" and similar expressions are intended to identify forward-looking statements regarding events and financial trends that may affect our future operating results and financial position. Such statements are subject to risks and uncertainties that could cause our actual results and financial position to differ materially. Such factors include, among others: (i) our success in attracting new business and retaining existing clients and projects;
         (ii) the size, duration and timing of clinical trials; (iii) the termination, delay or cancellation of clinical trials; (iv) the timing difference between our receipt of contract milestone payments and our incurring costs to manage these trials; (v) outsourcing trends in the pharmaceutical, biotechnology and medical device industries; (vi) the ability to maintain profit margins in a competitive marketplace; (vii) our ability to attract and retain qualified personnel; (viii) the sensitivity of our business to general economic conditions; and (ix) other economic, competitive, governmental and technological factors affecting our operations, markets, products, services and prices. We undertake no obligation to publicly release the result of any revision of these forward-looking statements to reflect events or circumstances after the
                                       10
          date they are made or to reflect the occurrence of unanticipated events. These and other factors that could cause the forward-looking statements to be materially different are described in greater detail in our Annual Report on Form 10-KSB in the section entitled "Factors that Might Affect our Business or Stock Price."

          Company Overview
          ----------------

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

          Our current clients consist of many of the best known, largest and most demanding companies in the pharmaceutical, biotechnology and medical device industries. From clinical program development, to patient recruitment, to managing the regulatory submission process, we have the resources to implement full-scale studies as well as selected aspects of Phase I through IV clinical trials. We have clinical trial experience across a wide variety of therapeutic areas. We currently have operational capabilities in the United States, Canada, Western and Eastern Europe, Scandinavia and the Middle East.

          In November 2000, we established Covalent Group, Ltd., a wholly-owned subsidiary in the United Kingdom, to support existing contracts on clinical trials and expand our presence internationally. In June 2002, the Company changed its place of incorporation to the state of Delaware.

          General
          -------

          The information set forth and discussed below for the three and six months ended June 30, 2002 and 2001 is derived from the Financial Statements included elsewhere herein. The financial information set forth and discussed below is unaudited but, in the opinion of management, reflects all adjustments (consisting of normal recurring adjustments) necessary for a fair presentation of such information. The results of our operations for a particular quarter may not be indicative of results expected during the other quarters or for the entire year.

          Our quarterly results can fluctuate as a result of a number of factors, including our success in attracting new business, the size and duration of clinical trials, the timing of client decisions to conduct new clinical trials or possible cancellation or delays of ongoing trials, and other factors, many of which are beyond our control.

          We are a research management organization that designs, coordinates and monitors clinical trials in drug development for some of the world's leading pharmaceutical firms. Revenue is derived principally from the design, placement, monitoring and management of clinical development studies.
                                       11

          Our clinical research service contracts generally have terms ranging from several months to several years. A portion of the contract fee is generally payable upon execution of the contract, with the balance payable in installments over the life of the contract. Revenues from contracts are generally recognized on the percentage of completion method, measured principally by the total direct costs incurred as a percentage of estimated total direct costs for each contract.

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

          Our backlog, which consists of anticipated revenues from signed contracts, was $30 million at June 30, 2002. For the reasons described above, we believe that our backlog as of any date is not necessarily a meaningful indicator of future results.

          The following chart provides a common-sized presentation of our Consolidated Statement of Operations, excluding the impact of reimbursement revenue and reimbursement of out-of-pocket expenses, for the three and six months ended June 30, 2002 and 2001:

                                                       Three Months Ended June 30       Six Months Ended June 30
                                                        2002                2001          2002                2001
                                                --------------------------------- ---------------------------------
                                                            (Unaudited)                        (Unaudited)
                                                --------------------------------- ---------------------------------
     Net revenue                                      100.0%              100.0%        100.0%              100.0%
Operating Expenses
     Direct                                            58.1%               48.7%         55.6%               49.8%
     Selling, general and administrative               19.6%               24.0%         22.0%               25.6%
     Depreciation                                       2.3%                2.6%          2.5%                2.8%
Income from Operations                                 20.0%               24.7%         19.9%               21.8%
Net Income                                             12.5%               13.7%         12.1%               12.4%

          Results of Operations
          ---------------------

          Three Months Ended June 30, 2002 Compared To Three Months Ended June 30, 2001
          ---------------------------------------------------------------------

          Net revenue for the three months ended June 30, 2002 increased 30% to $6.2 million as compared to $4.8 million for the three month period ended June 30, 2001. The increase of $1.4 million resulted from an increased number of trials being conducted as well as an increase in average size of these trials.

          Direct expenses include compensation and other expenses directly related to conducting clinical studies. These costs increased by $1.3 million from $2.3 million to $3.6 million for the three months ended June 30, 2001 and 2002, respectively. The increase in direct expenses resulted principally from the increase in the number and average size of trials being conducted in 2002. Direct expenses as a percentage of revenues were 58% for the three months ended June 30, 2002, as compared to 49% for the same period last year. The increase in relative percent resulted from the different cost structures of the clinical trials being conducted and different types of services requested by our clients.

          Selling, general, and administrative expenses includes the salaries, wages and benefits of all administrative and business development personnel and all other support expenses not directly related to specific contracts. Selling, general and administrative expenses for the three months ended June 30, 2002 were $1.2 million, or 20% of net revenues, as compared to $1.1 million, or 24% of net revenues, for the same period last year. The increase of $67 thousand reflects increased staff, rent and insurance expenses.

          Depreciation and amortization expense increased to $143 thousand for the three months ended June 30, 2002 from $122 thousand for the three months ended June 30, 2001, as a result of additional purchases of office and computer equipment.

          Net interest income for the three months ended June 30, 2002 was $2.7 thousand compared to net interest expense of $45.0 thousand for the three months ended June 30, 2001, a positive change of $47.7 thousand, largely the result of having more cash to invest and less short term debt.

          The effective income tax rate for the three months ended June 30, 2002 and 2001 was 38% and 42%, respectively. The decrease of 4% is the result of the impact of income (losses) generated outside the United States.

          Six Months Ended June 30, 2002 Compared To Six Months Ended June 30, 2001
          ----------------------------------------------------------------------

          Net revenue for the six months ended June 30, 2002 increased 37% to $11.6 million as compared to $8.5 million for the six month period ended June 30, 2001. The increase of $3.1 million resulted from an increased number of trials being conducted as well as an increase in average size of these trials.

          Direct expenses include compensation and other expenses directly related to conducting clinical studies. These costs increased by $2.2 million from $4.2 million to $6.5 million for the six months ended June 30, 2001 and 2002, respectively. The increase in direct expenses resulted principally from the increase in the number and average size of trials being conducted in 2002. Direct expenses as a percentage of revenues were 56% for the six months ended June 30, 2002 as compared to 50% for the same period last year. The increase in relative percent resulted from the different cost structures of the clinical trials being conducted and different types of services requested by our clients.

          Selling, general, and administrative expenses includes the salaries, wages and benefits of all administrative and business development personnel and all other support expenses not
                                           13
          directly related to specific contracts. Selling, general and administrative expenses for the six months ended June 30, 2002 were $2.6 million, or 22% of net revenues, as compared to $2.2 million, or 26% of net revenues, for the same period last year. The increase of $377 thousand reflects increased staff expenses, rent and insurance expenses.

          Depreciation and amortization expense increased to $290 thousand for the six months ended June 30, 2002 from $235 thousand for the six months ended June 30, 2001 as a result of additional purchases of office and computer equipment.

          Net interest income for the six months ended June 30, 2002 was $4.0 thousand compared to net interest expense of $41.0 thousand for the six months ended June 30, 2001, a positive change of $45.0 thousand, largely the result of having more cash to invest and less short term debt.

          The effective income tax rate for the six months ended June 30, 2002 and 2001 was 40% and 42%, respectively. The decrease of 2% is the result of the impact of income (losses) generated outside the United States.

          Liquidity and Capital Resources
          -------------------------------

          Our cash and cash equivalents balance at June 30, 2002 was $2.7 million as compared to $3.5 million at December 31, 2001. The net decrease in cash was primarily due to an increase in accounts receivable and costs and estimated earnings in excess of related billings on uncompleted contracts.

          Our contracts usually require a portion of the contract amount to be paid at the time the contract is initiated. Additional payments are generally made upon completion of negotiated performance milestones throughout the life of the contract. Cash receipts do not necessarily correspond to costs incurred and revenue recognized. Revenue recognition is based on the percentage of completion accounting method. We typically receive a low volume of large-dollar receipts. As a result, the number of days net revenue outstanding in accounts receivable, costs and estimated earnings in excess of related billings, customer advances, and billings in excess of related costs will fluctuate due to the timing and size of billings and cash receipts. At June 30, 2002, the net days revenue outstanding was 117 days compared to 110 days at December 31, 2001. Compared to December 31, 2001, accounts receivable increased $2.0 million to $4.1 million at June 30, 2002 primarily due to the timing of billings and progress payments for clinical trials.

          Compared to December 31, 2001, costs and estimated earnings in excess of related billings on uncompleted contracts increased $2.4 million to $9.7 million at June 30, 2002. The increase primarily represents timing differences between the costs incurred to run the trials and the billing milestones contained in the contracts with our sponsors. The balance at June 30, 2002 primarily consisted of 3 clinical trials, which individually constitute 37%, 23% and 14% of the balance. These clinical trials are expected to be completed in 2003. The increase in billings in excess of related costs and estimated earnings on uncompleted contracts of $2.3 million to $2.4 million as of June 30, 2002 from $195 thousand as of December 31, 2001
                                       14
          resulted from the timing of billings and revenue recognition on clinical trial contracts.

          We purchased $217 thousand of equipment during the six months ended June 30, 2002. We anticipate capital expenditures of approximately $300 - $500 thousand during the remainder of 2002, primarily for computer equipment and leasehold improvements.

          Our principal cash needs on both a short and long-term basis are for the funding of our operations and capital expenditure requirements. We expect to continue expanding our operations through internal growth, expansion of our existing services, and the development of new service products for the pharmaceutical, biotechnology and medical device industries. We expect such activities to be funded from existing cash and cash equivalents, cash flow from operations and our line of credit. We maintain a demand line of credit with a bank in the amount of $2.5 million.

          Management believes that our operations and financial results are not materially affected by inflation.

          Critical Accounting Policies and Estimates
          ------------------------------------------

          Management's Discussion and Analysis of Financial Condition and Operations discusses our consolidated financial statements which have been prepared in conformity with accounting principles generally accepted in the United States of America. The preparation of these financial statements requires management to make certain estimates, judgments and assumptions that affect the reported amounts of assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the periods presented. On an ongoing basis, management evaluates its judgments and estimates. Management bases its judgments and estimates on historical experience and on various other factors that are believed to be reasonable under the circumstances. Actual results may differ from these estimates under different assumptions or conditions. Management considers the following policies to be most critical in understanding the more complex judgments that are involved in preparing our consolidated financial statements and the uncertainties that could affect our results of operations and financial condition.

          The majority of the Company's revenues are based upon fixed-price contracts calculated on a percentage of completion basis based upon assumptions regarding the estimated total costs for each contract. Costs are incurred for each contract and compared to estimated total direct costs for each contract to determine a percentage of completion on the contract. The percentage of completion is multiplied by the total contract value to determine the amount of revenue recognized. Management reviews the estimated total direct costs on each contract to determine if estimated amounts are correct, and estimates are adjusted as needed. Historically, the majority of the Company's estimates have been materially accurate, but there can be no assurance that these estimates will continue to be accurate. As work progresses, original estimates might be changed due to changes in the scope of work. The Company attempts to negotiate contract amendments with the sponsor to cover these services provided outside the terms of the original contract. Historically, the Company has been successful in negotiating amendments in the majority of these instances. However,
                                          15
          there can be no assurance that the sponsor will agree to the proposed amendments, and the Company ultimately bears the risk of cost overruns.

          There have been no material changes to the Company's critical accounting policies and estimates since December 31, 2001. For more detailed information on the Company's critical accounting policies and estimates, see our Annual Report on Form 10-KSB for the year ended December 31, 2001.

                              COVALENT GROUP, INC.

PART II. OTHER INFORMATION

     ITEM 1.  Legal Proceedings

              None.

     ITEM 2.  Changes in Securities

              None

     ITEM 3.  Defaults Upon Senior Securities

              None.

     ITEM 4.  Submission of Matters to a Vote of Security Holders

              The 2002 Annual Meeting of Stockholders of the
              Company was held on June 4, 2002. At the Annual
              Meeting, the following proposals were voted upon:

              a. The election of five directors for the ensuing
                 year. The following directors were elected to office for the ensuing year and were approved by the following votes:

                                                    For           Against
                                                    ---           -------
                 Kenneth M. Borow, M.D.           11,976,604       74,957
                 Earl M. Collier, Jr.             12,035,704       15,857
                 Thomas E. Hodapp                 12,015,604       35,957
                 Scott M. Jenkins                 12,035,704       15,857
                 Brian M. Dickson, M.D.           11,976,604       74,957

              b. A proposal to approve and adopt an Agreement and
                 Plan of Merger providing for the merger of the Company into its wholly-owned subsidiary, Covalent Group (Delaware), Inc., a Delaware corporation, for the purpose of changing the Company's state of incorporation from Nevada to Delaware was approved by the following vote:

                    For        Against        Abstentions        Not Voted
                    ---        -------        -----------        ---------
                 6,489,701      24,673              2,227        6,093,768
                                       17

          c. A proposal to approve and adopt an amendment to the Company's Certificate of Incorporation to authorize 250,000 shares of preferred stock, which required the affirmative vote of the majority of the Company's outstanding shares, was defeated by the following vote:

                    For         Against        Abstentions          Not Voted
                    ---         -------        -----------          ---------
              4,887,038       1,591,131             38,432          6,093,768

          d. A proposal to approve and adopt the Company's 2002 Equity Incentive Plan was approved by the following vote:

                    For         Against        Abstentions           Not Voted
                    ---         -------        -----------           ---------
              5,390,257       1,085,891             40,454           6,093,768

          e. A proposal to ratify the selection of Deloitte & Touche LLP as the Company's independent public accountants for the year ending December 31, 2002 was approved by the following vote:

                    For         Against        Abstentions
                    ---         -------        -----------
             12,021,565          18,092             11,905


         ITEM 5.  Other Information

                  None.

         ITEM 6.  Exhibits and Reports on Form 8-K

           a.     Exhibits

         Exhibit
         -------

          10.1 Form of Indemnification Agreement between Covalent Group, Inc., a Delaware corporation, and its officers and directors.

          99.1 Certification pursuant to 18 U.S.C.(S) 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

          99.2 Certification pursuant to 18 U.S.C.(S) 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

           b.     Reports on Form 8-K

                  Covalent filed a Current Report on Form 8-K dated July 2, 2002, reporting the Company's reincorporation in the state of Delaware.
                                       18

                                   SIGNATURES

         In accordance with the requirements of the Exchange Act, the Registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                                COVALENT GROUP, INC.


Dated:  August 13, 2002            By: /s/Kenneth M. Borow, M.D.
     -------------------------         ----------------------------------------
                                       Kenneth M. Borow, M.D.
                                       President and
                                       Chief Executive Officer


Dated:  August 13, 2002            By: /s/Jorge A. Leon
     -------------------------         ----------------------------------------
                                       Jorge A. Leon
                                       Executive Vice President and
                                       Chief Financial Officer

                                  EXHIBIT INDEX

Exhibit
-------

10.1 Form of Indemnification Agreement between Covalent Group, Inc., a Delaware corporation, and its officers and directors.

99.1 Certification pursuant to 18 U.S.C.(S) 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

99.2 Certification pursuant to 18 U.S.C.(S) 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
                                       20