Form 10QSB
period 2002-09-30
COVALENT GROUP INC
filed 2002-11-13
CIK 856569

SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10–QSB

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2002.

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE TRANSITION PERIOD FROM TO .

Commission file number: 0–21145

COVALENT GROUP, INC.
(Name of small business issuer in its charter)

Delaware (State or other jurisdiction of incorporation or organization)	56–1668867 (I.R.S. Employer Identification No.)

One Glenhardie Corporate Center, 1275 Drummers Lane
Wayne, Pennsylvania 19087
(address of principal executive offices)

Issuer’s telephone number: 610–975–9533

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

State the number of shares outstanding of each of the issuer’s classes of common equity as of November 12, 2002.

Common Stock, Par Value $.001 (Class)	12,660,083 Outstanding

Transitional Small Business Disclosure Format (check one): Yes ☐ No ☒

COVALENT GROUP, INC.

PART I       FINANCIAL INFORMATION

ITEM 1.

Covalent Group, Inc.
Consolidated Balance Sheets
(Unaudited)

	September 30, 2002	December 31, 2001

Assets
Current Assets
Cash and cash equivalents	$1,599,882	$3,454,543
Restricted cash	192,096	652,047
Accounts receivable	5,872,700	2,092,854
Prepaid expenses and other	715,104	297,202
Costs and estimated earnings in excess of related billings on uncompleted contracts	10,035,427	7,317,942

Total Current Assets	18,415,209	13,814,588

Property and Equipment, Net	1,143,212	1,260,197

Other Assets	35,106	38,070

Total Assets	$19,593,527	$15,112,855

Liabilities and Stockholders’ Equity
Current Liabilities
Accounts payable	$2,549,996	$1,582,248
Accrued expenses	68,712	561,600
Income tax payable	—	628,898
Obligations under capital leases	64,946	66,668
Billings in excess of related costs and estimated earnings on uncompleted contracts	1,668,664	195,122
Customer advances	3,938,883	2,882,360

Total Current Liabilities	8,291,201	5,916,896

Long Term Liabilities
Obligations under capital leases	14,677	62,325
Deferred income tax	244,225	244,225

Total Long Term Liabilities	258,902	306,550

Total Liabilities	8,550,103	6,223,446

Stockholders’ Equity
Common stock, $.001 par value 25,000,000 shares authorized, 12,660,083 and 12,502,713 shares issued respectively	12,660	12,503
Additional paid-in capital	10,890,324	10,521,132
Retained earnings (accumulated deficit)	182,386	(1,602,293)
Accumulated other comprehensive income	8,370	8,383

Less:	11,093,740	8,939,725
Treasury stock, at cost, 12,500 shares	(50,316)	(50,316)

Total Stockholders’ Equity	11,043,424	8,889,409

Total Liabilities and Stockholders’ Equity	$19,593,527	$15,112,855

See accompanying notes to the consolidated financial statements.

Covalent Group, Inc.
Consolidated Statements Of Operations
(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,

	2002	2001	2002	2001

Net revenue	$6,001,436	$4,564,275	$17,641,723	$13,081,106
Reimbursement revenue	1,300,065	628,634	3,183,812	1,149,880

Total Revenue	$7,301,501	$5,192,909	$20,825,535	$14,230,986

Operating Expenses
Direct	4,236,848	2,757,538	10,705,092	7,002,166
Reimbursement out-of-pocket expenses	1,300,065	628,634	3,183,812	1,149,880
Selling, general and administrative	1,020,808	1,045,415	3,581,136	3,228,960
Depreciation and amortization	170,586	135,679	460,563	370,362

Total Operating Expenses	6,728,307	4,567,266	17,930,603	11,751,368

Income from Operations	573,194	625,643	2,894,932	2,479,618

Net Interest Income (Expense)	1,943	(24,993)	6,222	(65,931)

Income before Income Taxes	575,137	600,650	2,901,154	2,413,687

Income Tax Provision	195,000	251,340	1,116,476	1,009,257

Net Income	$380,137	$349,310	$1,784,678	$1,404,430

Net Income per Common Share

Basic	$0.03	$0.03	$0.14	$0.11
Diluted	$0.03	$0.03	$0.13	$0.11

Weighted Average Common and Common Equivalent Shares Outstanding
Basic	12,605,383	12,483,235	12,568,327	12,498,335
Diluted	13,075,539	13,097,087	13,222,161	13,029,023

See accompanying notes to the consolidated financial statements.

Covalent Group, Inc.
Consolidated Statements of Cash Flows
(Unaudited)

	Nine Months Ended September 30,

	2002	2001

Operating Activities:

Net income	$1,784,678	$1,404,430
Adjustments to reconcile net income to net cash provided by operating activities
Depreciation and amortization	460,563	370,362
Changes in assets and liabilities (Increase) decrease in –
Restricted cash	459,951	337,352
Accounts receivable	(3,779,846)	(3,426,027)
Prepaid expenses and other	(417,902)	(105,556)
Costs and estimated earnings in excess of related billings on uncompleted contracts	(2,717,485)	(2,703,594)
Other assets	2,964	3,066
Deferred income taxes	—	107
Increase (decrease) in –
Accounts payable	967,748	502,187
Accrued expenses	(492,888)	(93,617)
Income taxes payable	(628,898)	(139,577)
Billings in excess of related costs and estimated earnings on uncompleted contracts	1,473,542	167,460
Customer advances	1,056,523	1,975,124

Net (Cash Used)/Provided by Operating Activities	(1,831,050)	(1,708,283)

Investing Activities:

Purchases of property and equipment	(343,577)	(387,346)

Net (Cash Used)/Provided by Investing Activities	(343,577)	(387,346)

Financing Activities:
Principal repayments of obligations under capital leases	(49,370)	(29,446)
Borrowings under short term debt	—	1,600,000
Proceeds from exercise of stock options	369,349	599,197

Net Cash Provided By Financing Activities	319,979	2,169,751

Effect of Exchange Rate Changes on Cash and Cash Equivalents	(13)	(6,422)

Net Increase (Decrease) In Cash and Cash Equivalents	(1,854,661)	67,700

Cash and Cash Equivalents, Beginning of Period	3,454,543	86,977

Cash and Cash Equivalents, End of Period	$1,599,882	$154,677

See accompanying notes to the consolidated financial statements.

Covalent Group, Inc.
Notes To Consolidated Financial Statements
(Unaudited)

1.       SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Consolidation

The consolidated financial statements for 2002 and 2001 include our accounts and the accounts of our wholly–owned subsidiaries. Intercompany transactions and balances have been eliminated in consolidation.

Use of Estimates

The preparation of consolidated financial statements in conformity with accounting principles generally accepted in the United States of America (“generally accepted accounting principles”) require management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the period. Actual results could differ from those estimates.

Basis of Presentation

The financial statements for the three and nine months ended September 30, 2002 and September 30, 2001 have been prepared without audit and, in the opinion of management, reflect all adjustments necessary (consisting only of normal recurring adjustments) to present fairly our financial position at September 30, 2002 and December 31, 2001 and the results of our operations and our cash flows for the interim periods presented. Such financial statements do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. For further information, refer to the financial statements and footnotes thereto included in our Annual Report on Form 10–KSB, for the year ended December 31, 2001.

Operating results for the three and nine months ended September 30, 2002 may not necessarily be indicative of the results for the year ending December 31, 2002.

Revenue Recognition

Revenues are earned by performing services primarily under fixed–price contracts. Revenues from contracts are recognized on the percentage of completion method, measured principally by the total direct costs incurred as a percentage of estimated total direct costs for each contract. The estimated total direct costs of contracts are reviewed and revised periodically throughout the lives of the contracts with adjustments to revenues resulting from such revisions being recorded on a cumulative basis in the period in which the revisions are made. Hence, the effect of the changes on future periods of contract performance is recognized as if the revised estimates had been the original estimates. Because of the inherent uncertainties in estimating costs, it is possible that the estimates used will change in the near term and could result in a material change. If we determine that a loss will result from the performance of a fixed–price contract, the entire amount of the estimated loss is charged against income in the period in which such determination is made. During the quarter ended September 30, 2002, we made an adjustment to cost and revenue estimates on a significant contract, the effect of which was to reduce income from operations by $564 thousand. A significant portion of the adjustment reflects the determination that, based upon the overall progress of the study, fewer interim monitoring visits (for which we receive fees) will be required.

Costs and estimated earnings in excess of related billings on uncompleted contracts represents revenue recognized to date that is currently unbillable to the customer pursuant to contractual terms. In general, amounts become billable upon the achievement of milestones or in accordance with predetermined payment schedules. The balance at September 30, 2002 primarily consisted of 4 clinical trials, which individually constitute 40%, 21%, 15% and 15% of the balance. These clinical trials are expected to be completed during 2003 and 2004. The liability account billings in excess of related costs and estimated earnings on uncompleted contracts represents amounts billed in excess of revenue recognized at the balance sheet date.

Reimbursable Out–of–Pocket Expenses

On behalf of our clients, we pay fees to investigators and other out–of–pocket costs for which we are reimbursed at cost, without markup or profit. Effective January 1, 2002, in connection with the required implementation of Financial Accounting Standards Board Emerging Issues Task Force Rule No. 01–14 (“EITF 01–14”), “Income Statement Characterization of Reimbursements Received for “Out–of–Pocket” Expenses Incurred”, out–of–pocket costs are now included in Operating Expenses, while the reimbursements received are reported separately as Reimbursement Revenue in the Consolidated Statements of Operations. We will continue to exclude from revenue and expense in the Consolidated Statement of Operations fees paid to investigators and the associated reimbursement since we will continue to act as agent on behalf of our clients with regard to investigator payments.

Restricted Cash

We received advance payments from one of our clients as part of a long–term contract, which includes a separate restricted cash account to be utilized for payment of investigator fees. As of September 30, 2002, this restricted cash amount was $192 thousand. This amount is also included in customer advances in the accompanying balance sheet.

Net Income Per Common and Common Equivalent Share

Basic net income per common share was computed by dividing net income by the weighted average number of shares of common stock outstanding during the period. Diluted net income per common share for the period ended September 30, 2002 reflects the potential dilution from the exercise of outstanding stock options into common stock.

The net income and weighted average common and common equivalent shares outstanding for purposes of calculating net income per common share were computed as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,

	2002	2001	2002	2001

Net income used for basic and diluted
net income per common share	$380,137	$349,310	$1,784,678	$1,404,430

Weighted average common shares outstanding used for basic net income per common share	12,605,383	12,483,235	12,568,327	12,498,335

Dilutive effect of common stock options and warrants outstanding	470,156	613,852	653,834	530,688

Weighted average common and common equivalent shares outstanding used for diluted net income per common share	13,075,539	13,097,087	13,222,161	13,029,023

Comprehensive Income

A reconciliation of comprehensive income in accordance with Statement of Financial Accounting Standards No. 130 “Reporting Comprehensive Income” is as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,

	2002	2001	2002	2001

Net income	$380,137	$349,310	$1,784,678	$1,404,430

Foreign currency translation adjustment	1,533	(9,446)	(13)	(6,422)

Comprehensive Income	$381,670	$339,864	$1,784,665	$1,398,008

New Accounting Pronouncements

In June 2001, the FASB issued SFAS No. 141, “Business Combinations” and SFAS No. 142, “Goodwill and Other Intangible Assets.” Covalent adopted these Statements on January 1, 2002. SFAS No. 141 requires that all business combinations initiated after June 30, 2001 be accounted for under the purchase method and addresses the initial recognition and measurement of goodwill and other intangible assets acquired in a business combination. SFAS No. 142 addresses the initial recognition and measurement of intangible assets acquired outside of a business combination and the accounting for goodwill and other intangible assets subsequent to their acquisition. SFAS No. 142 provides that intangible assets with finite useful lives be amortized and that goodwill and intangible assets with indefinite lives not be amortized, but will rather be tested at least annually for impairment. Adoption of these statements did not have a material impact on our financial statements.

In June 2001, the FASB issued SFAS No. 143, “Accounting for Asset Retirement Obligations.” This Statement addresses financial accounting and reporting for obligations associated with the retirement of tangible long–lived assets and the associated asset retirement costs. This Statement requires that the fair value of a liability for an asset retirement obligation be recognized in the period in which it is incurred if a reasonable estimate of fair value can be made. SFAS No. 143 is effective for financial statements issued for fiscal years beginning after June 15, 2002. Adoption of SFAS No. 143 is not expected to have a material impact on our financial statements.

In August 2001, the FASB issued SFAS No. 144, “Accounting for the Impairment or Disposal of Long–Lived Assets.” This Statement addresses the financial accounting and reporting for the impairment or disposal of long–lived assets. This Statement superceded FASB SFAS No. 121, “Accounting for the Impairment of Long–Lived Assets.” This Statement established a single accounting model, based on the framework established in SFAS No. 121, and resolves some of the implementation issues related to Statement 121. SFAS No. 144 is effective for financial statements issued for fiscal years beginning after December 15, 2001, and interim periods within those fiscal years. Adoption of SFAS No. 144 did not have a material impact on our financial statements.

On January 1, 2002 we adopted Emerging Issues Task Force (EITF) No. 01–14, “Income Statement Characterization of Reimbursements Received for “Out–of–Pocket” Expenses Incurred.” EITF No. 01–14 requires that in cases where the contractor acts as principal, reimbursements received for out–of–pocket expenses incurred be characterized as revenue and the associated costs be included as operating expenses in the statement of operations. As required by this rule, we also reclassified comparative financial information for the three and nine months ended September 30, 2001. The implementation of this rule resulted in an increase by equal amounts in Total Revenue and Total Operating Expenses totaling $1.3 million and $629 thousand for the three months, and $3.2 million and $1.1 million for the nine months, ended September 30, 2002 and 2001, respectively. The implementation of this rule had no impact upon Net Income.

In April 2002, the FASB issued SFAS No. 145, “Rescission of FASB Statements No. 4, 44, and 64, Amendment of FASB Statement No. 13, and Technical Corrections.” SFAS No. 145 rescinds SFAS No. 4, “Reporting Gains and Losses from Extinguishment of Debt,” and an amendment of that Statement, and SFAS No. 64, “Accounting for Leases,” to eliminate an inconsistency between the required accounting for sale–leaseback transactions and the required accounting for certain lease modifications that have economic effects that are similar to sale–leaseback transactions. SFAS also amends other existing authoritative pronouncements to make various technical corrections, clarify meanings, or describe their applicability under changed conditions. Adoption of SFAS No. 145 is not expected to have a material impact on our financial statements.

In July, 2002, the FASB issued SFAS No. 146, “Accounting for Costs Associated with Exit or Disposal Activities.” SFAS No. 146 requires companies to recognize costs associated with exit or disposal activities when they are incurred rather than at the date of a commitment to an exit or disposal plan. Previous accounting guidance was provided by EITF No. 94–3, “Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs Incurred in a Restructuring).” SFAS No. 146 replaces EITF No. 94–3 and is to be applied prospectively to exit or disposal activities initiated after December 31, 2002. Adoption of SFAS No. 146 is not expected to have a material impact on our financial statements.

Reclassifications

Certain prior year balances have been reclassified to conform to the current year presentation.

2.       LINE OF CREDIT

We maintain a demand line of credit with a bank which matures on June 30, 2003. Maximum borrowings under this facility are the lesser of $2.5 million or 75% of eligible accounts receivable, as defined in the loan agreement, and bear interest at the bank’s Prime Rate. There were no outstanding borrowings under this facility at September 30, 2002.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Forward Looking Statements

The following discussion and analysis should be read in conjunction with the Company’s Annual Report on Form 10–KSB, as well as the Company’s financial statements and notes thereto included elsewhere in this Quarterly Report on Form 10–QSB. When used in this Report on Form 10–QSB and in other public statements, both oral and written, by the Company and Company officers, the words “estimate,” “project,” “intend,” “believe,” “anticipate” and similar expressions are intended to identify forward–looking statements regarding events and financial trends that may affect our future operating results and financial position. Such statements are subject to risks and uncertainties that could cause our actual results and financial position to differ materially. Such factors include, among others: (i) our success in attracting new business and retaining existing clients and projects; (ii) the size, duration and timing of clinical trials; (iii) the termination, delay or cancellation of clinical trials; (iv) the timing difference between our receipt of contract milestone or scheduled payments and our incurring costs to manage these trials; (v) outsourcing trends in the pharmaceutical, biotechnology and medical device industries; (vi) the ability to maintain profit margins in a competitive marketplace; (vii) our ability to attract and retain qualified personnel; (viii) the sensitivity of our business to general economic conditions; and (ix) other economic, competitive, governmental and technological factors affecting our operations, markets, products, services and prices. We undertake no obligation to publicly release the result of any revision of these forward–looking statements to reflect events or circumstances after the date they are made or to reflect the occurrence of unanticipated events. These and other factors that could cause the forward–looking statements to be materially different are described in greater detail in our Annual Report on Form 10–KSB in the section entitled “Factors that Might Affect our Business or Stock Price.”

Company Overview

In this discussion, the terms “Company,” “we,” “us” and “our” refer to Covalent Group, Inc. and our subsidiaries, except where it is made clear otherwise.

We are a leader in the design and management of complex clinical trials for the pharmaceutical, biotechnology and medical device industries. Our mission is to provide our clients with high quality, full–service support for their clinical trials. We offer therapeutic expertise, experienced team management and advanced technologies.

Our current clients consist of many of the best known, largest and most demanding companies in the pharmaceutical, biotechnology and medical device industries. From clinical program development, to patient recruitment, to managing the regulatory submission process, we have the resources to implement full–scale studies as well as selected aspects of Phase I through IV clinical trials. We have clinical trial experience across a wide variety of therapeutic areas. We currently have operational capabilities in the United States, Canada, Western and Eastern Europe, Scandinavia and the Middle East.

In November 2000, we established Covalent Group, Ltd., a wholly–owned subsidiary in the United Kingdom, to support existing contracts on clinical trials and expand our presence internationally. In June 2002, the Company changed its state of incorporation to the State of Delaware.

General

The information set forth and discussed below for the three and nine months ended September 30, 2002 and 2001 is derived from the Financial Statements included elsewhere herein. The financial information set forth and discussed below is unaudited but, in the opinion of management, reflects all adjustments (consisting of normal recurring adjustments) necessary for a fair presentation of such information. The results of our operations for a particular quarter may not be indicative of results expected during the other quarters or for the entire year.

Our quarterly results can fluctuate as a result of a number of factors, including our success in attracting new business, the size and duration of clinical trials, the timing of client decisions to conduct new clinical trials or to cancel or delay ongoing trials, and other factors, many of which are beyond our control.

We are a research management organization that designs, coordinates and monitors clinical trials in drug development for some of the world’s leading pharmaceutical firms. Revenue is derived principally from the design, placement, monitoring and management of clinical development studies.

Our clinical research service contracts generally have terms ranging from several months to several years. A portion of the contract fee is generally payable upon execution of the contract, with the balance payable in installments (either scheduled or milestone–based) over the life of the contract. Revenues from contracts are generally recognized on the percentage of completion method, measured principally by the total direct costs incurred as a percentage of estimated total direct costs for each contract.

As work progresses on our contracts, original estimates might be changed due to changes in the scope of work. The Company attempts to negotiate contract amendments with the sponsor to cover these services provided outside the terms of the original contract. The timing of contract amendments could result in changes to our revenue recognition and expense estimates that may impact operating margins and result in variability in our operating results from quarter to quarter. Historically, the Company has been successful in negotiating amendments in the majority of these instances. However, there can be no assurance that the sponsor will agree to the proposed amendments, and the Company ultimately bears the risk of cost overruns.

Contracts generally may be terminated by clients with or without cause. Clinical trials may be terminated or delayed for several reasons, including unexpected results or adverse patient reactions to the drug, inadequate patient enrollment or investigator recruitment, manufacturing problems resulting in shortages of the drug or decisions by the client to de–emphasize or terminate a particular trial or development efforts on a particular drug. Depending on the size of the trial in question, a client’s decision to terminate or delay a trial in which we participate could have a materially adverse effect on our backlog, future revenue and profitability. As a result, we believe that our backlog as of any date is not necessarily a meaningful indicator of future results.

Our backlog, which consists of anticipated revenues from signed contracts, was approximately $20 million at September 30, 2002, as compared to approximately $30 million as of December 31, 2001. During the quarter, two studies were terminated by two separate sponsors. We were advised by the sponsor of the first study, which reduced backlog by $2.7 million, that the study was terminated by the sponsor due to internal budget constraints. We were advised by the sponsor of the second study, which reduced backlog by $1.0 million, that the study was terminated by the sponsor based upon interim data that did not support further development of the drug. We are currently performing a separate study for this sponsor under a separate contract.

The following chart provides a common–sized presentation of our Consolidated Statements of Operations, excluding the impact of reimbursement revenue and reimbursement of out–of–pocket expenses, for the three and nine months ended September 30, 2002 and 2001:

	Three Months Ended September 30,		Nine Months Ended September 30,

	2002	2001	2002	2001

	(Unaudited)		(Unaudited)

Net revenue	100.0%	100.0%	100.0%	100.0%
Operating Expenses
Direct	70.6%	60.4%	60.7%	53.5%
Selling, general and administrative	17.0%	22.9%	20.3%	24.7%
Depreciation	2.8%	3.0%	2.6%	2.8%
Income from Operations	9.6%	13.7%	16.4%	19.0%
Net Income	6.3%	7.7%	10.1%	10.7%

Results of Operations

Three Months Ended September 30, 2002 Compared to Three Months Ended September 30, 2001

Net revenue for the three months ended September 30, 2002 increased 31% to $6.0 million as compared to $4.6 million for the three month period ended September 30, 2001. The increase of $1.4 million resulted from an increased number of trials being conducted as well as an increase in the average size of these trials.

Direct expenses include compensation and other expenses directly related to conducting clinical studies. These costs increased by $1.5 million from $2.8 million to $4.2 million for the three months ended September 30, 2001 and 2002, respectively. The increase in direct expenses resulted principally from the increase in the number and average size of trials being conducted in 2002. Direct expenses as a percentage of revenues were 71% for the three months ended September 30, 2002, as compared to 60% for the same period last year. During the quarter ended September 30, 2002, we made an adjustment to cost and revenue estimates on a significant contract, the effect of which was to reduce income from operations by $564 thousand. A significant portion of the adjustment reflects the determination that, based upon the overall progress of the study, fewer interim monitoring visits (for which we receive fees) will be required. We are presently engaged in discussions with the sponsor of this study regarding a potential change of scope amendment. If obtained, the amendment may enable us to recognize additional revenue on this contract beyond what was estimated as of September 30, 2002. The change in the level of direct expenses as a percentage of revenues also reflects different cost structures of the clinical trials being conducted and different types of services requested by our clients.

Selling, general, and administrative expenses includes the salaries, wages and benefits of all administrative and business development personnel and all other support expenses not directly related to specific contracts. Selling, general and administrative expenses for the three months ended September 30, 2002 were $1.0 million, or 17% of net revenues, as compared to $1.0 million, or 23% of net revenues, for the same period last year. The decrease as a percent of net revenues reflects some timing differences and adjustments to compensation expenses in 2002. Commencing in January 2003, the Company expects to have increased rent and occupancy costs in connection with additional leased premises to support incremental staffing.

Depreciation and amortization expense increased to $171 thousand for the three months ended September 30, 2002, from $136 thousand for the three months ended September 30, 2001, as a result of additional purchases of office and computer equipment.

Net interest income for the three months ended September 30, 2002 was $2 thousand compared to net interest expense of $25 thousand for the three months ended September 30, 2001, a positive change of $27 thousand, largely the result of having more cash to invest during the quarter and less capital leases and other indebtedness. As of September 30, 2002 the Company had no short term debt outstanding, whereas as of September 30, 2001 $1.6 million was outstanding.

The effective income tax rate for the three months ended September 30, 2002 and 2001 was 34% and 42%, respectively. The decrease of 8% is largely the result of the ability to utilize carryforwards available as the result of prior losses generated outside the United States.

Nine Months Ended September 30, 2002 Compared to Nine Months Ended September 30, 2001

Net revenue for the nine months ended September 30, 2002 increased 35% to $17.6 million as compared to $13.1 million for the nine–month period ended September 30, 2001. The increase of $4.6 million resulted from an increased number of trials being conducted as well as an increase in average size of these trials.

Direct expenses include compensation and other expenses directly related to conducting clinical studies. These costs increased by $3.7 million from $7.0 million to $10.7 million for the nine months ended September 30, 2001 and 2002, respectively. The increase in direct expenses resulted principally from the increase in the number and average size of trials being conducted in 2002. Direct expenses as a percentage of net revenues were 61% for the nine months ended September 30, 2002 as compared to 54% for the same period last year. During the quarter ended September 30, 2002, we made an adjustment to cost and revenue estimates on a significant contract, the effect of which was to reduce income from operations by $564 thousand. A significant portion of the adjustment reflects the determination that, based upon the overall progress of the study, fewer interim monitoring visits (for which we receive fees) will be required. We are presently engaged in discussions with the sponsor of this study regarding a potential change of scope amendment. If obtained, the amendment may enable us to recognize additional revenue on this contract beyond what was estimated as of September 30, 2002. The change in the level of direct expenses as a percentage of revenues also reflects different cost structures of the clinical trials being conducted and different types of services requested by our clients.

Selling, general, and administrative expenses include the salaries, wages and benefits of all administrative and business development personnel and all other support expenses not directly related to specific contracts. Selling, general and administrative expenses for the nine months ended September 30, 2002 were $3.6 million, or 20% of net revenues, as compared to $3.2 million, or 25% of net revenues, for the same period last year. The increase of $352 thousand reflects increased staff expenses, rent and insurance expenses. The decrease as a percent of net revenues reflects some timing differences and adjustments to compensation expenses in 2002. Commencing in January 2003, the Company expects to have increased rent and occupancy costs in connection with additional leased premises to support incremental staffing.

Depreciation and amortization expense increased to $461 thousand for the nine months ended September 30, 2002 from $370 thousand for the nine months ended September 30, 2001 as a result of additional purchases of office and computer equipment.

Net interest income for the nine months ended September 30, 2002 was $6 thousand compared to net interest expense of $66 thousand for the nine months ended September 30, 2001, a positive change of $72 thousand, largely the result of having more cash to invest during the period and less capital leases and other indebtedness. As of September 30, 2002 the Company had no short term debt outstanding, whereas as of September 30, 2001 $1.6 million was outstanding.

The effective income tax rate for the nine months ended September 30, 2002 and 2001 was 39% and 42%, respectively. The decrease of 3% is largely the result of the ability to utilize carryforwards available as the result of prior losses generated outside the United States.

Liquidity and Capital Resources

Our cash and cash equivalents balance at September 30, 2002 was $1.6 million as compared to $3.5 million at December 31, 2001. The net decrease in cash was primarily due to an increase in accounts receivable and costs and estimated earnings in excess of related billings on uncompleted contracts. Collections of accounts receivable and additional billings would be expected to have a positive impact on cash flow from operations in future periods.

Our contracts usually require a portion of the contract amount to be paid at the time the contract is initiated. Additional payments are generally made upon completion of negotiated performance milestones, or on a regularly scheduled basis, throughout the life of the contract. Cash receipts do not necessarily correspond to costs incurred and revenue recognized. Revenue recognition is based on the percentage of completion accounting method. We typically receive a low volume of large–dollar receipts. As a result, the number of days net revenue outstanding in accounts receivable, costs and estimated earnings in excess of related billings, customer advances, and billings in excess of related costs will fluctuate due to the timing and size of billings and cash receipts. At September 30, 2002, the net days revenue outstanding was 157 days compared to 110 days at December 31, 2001. Compared to December 31, 2001, accounts receivable increased $3.8 million to $5. 9 million at September 30, 2002, primarily due to the timing of billings and progress payments for clinical trials.

Compared to December 31, 2001, costs and estimated earnings in excess of related billings on uncompleted contracts increased $2.7 million to $10.0 million at September 30, 2002. The increase primarily represents timing differences between the costs incurred to run the trials and the billing milestones contained in the contracts with our sponsors. The balance at September 30, 2002 primarily consisted of 4 clinical trials, which individually constitute 40%, 21%, 15% and 15% of the balance. These clinical trials are expected to be completed during 2003 and 2004. The increase in the liability account billings in excess of related costs and estimated earnings on uncompleted contracts of $1.5 million to $1.7 million as of September 30, 2002 from $195 thousand as of December 31, 2001, resulted from the timing of billings and revenue recognition on clinical trial contracts. The increase in customer advances of $1.1 million to $3.9 million as of September 30, 2002 from $2.9 million as of December 31, 2001, resulted primarily from additional customer advances for investigator payments on contracts signed in 2002.

We purchased $344 thousand of equipment during the nine months ended September 30, 2002. We anticipate capital expenditures of approximately $100 – $200 thousand during the fourth quarter of 2002, primarily for computer equipment and leasehold improvements.

Our principal cash needs on both a short and long–term basis are for the funding of our operations and capital expenditure requirements. We expect to continue expanding our operations through internal growth, expansion of our existing services, and the development of new service products for the pharmaceutical, biotechnology and medical device industries. We expect such activities to be funded from existing cash and cash equivalents, anticipated cash flow from operations, and our line of credit. We maintain a demand line of credit with a bank under which maximum borrowings are the lesser of $2.5 million or 75% of eligible accounts receivable, as defined in the loan agreement, and bear interest at the bank’s Prime Rate. There were no outstanding borrowings under this facility at September 30, 2002.

Management believes that our operations and financial results are not materially affected by inflation.

Critical Accounting Policies and Estimates

Management’s Discussion and Analysis of Financial Condition and Results of Operations discusses our consolidated financial statements which have been prepared in conformity with accounting principles generally accepted in the United States of America. The preparation of these financial statements requires management to make certain estimates, judgments and assumptions that affect the reported amounts of assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the periods presented. On an ongoing basis, management evaluates its judgments and estimates. Management bases its judgments and estimates on historical experience and on various other factors that are believed to be reasonable under the circumstances. Actual results may differ from these estimates under different assumptions or conditions. Management considers the following policies to be most critical in understanding the more complex judgments that are involved in preparing our consolidated financial statements and the uncertainties that could affect our results of operations and financial condition.

The majority of the Company’s revenues are based upon fixed–price contracts calculated on a percentage of completion basis based upon assumptions regarding the estimated total costs for each contract. Costs are incurred for each contract and compared to estimated total direct costs for each contract to determine a percentage of completion on the contract. The percentage of completion is multiplied by the estimated total contract value to determine the amount of revenue recognized. Management reviews the estimated total direct costs on each contract to determine if estimated amounts are correct, and estimates are adjusted as needed. Except as described above, the majority of the Company’s estimates have been materially accurate, but there can be no assurance that these estimates will continue to be accurate. As work progresses, original estimates might be changed due to changes in the scope of work. The Company attempts to negotiate contract amendments with the sponsor to cover these services provided outside the terms of the original contract. Historically, the Company has been successful in negotiating amendments in the majority of these instances. However, there can be no assurance that the sponsor will agree to the proposed amendments, and the Company ultimately bears the risk of cost overruns.

There have been no material changes to the Company’s critical accounting policies and, except as described above, estimates since December 31, 2001. For more detailed information on the Company’s critical accounting policies and estimates, see our Annual Report on Form 10–KSB for the year ended December 31, 2001.

ITEM 3. CONTROLS AND PROCEDURES

(a)	Evaluation of Disclosure Controls and Procedures. The Company’s Chief Executive Officer and its Chief Financial Officer, after evaluating the effectiveness of the Company’s disclosure controls and procedures (as defined in Exchange Act Rule 13a–14(c) and 15d–14(c)) as of a date within 90 days of the filing date of this Quarterly

Report on Form 10–QSB (the “Evaluation Date”), have concluded that as of the Evaluation Date, the Company’s disclosure controls and procedures were adequate and effective to ensure that material information relating to the Company and its consolidated subsidiaries would be made known to them by others within those entities, particularly during the period in which this Quarterly Report on Form 10–QSB was being prepared.

(b)	Changes in Internal Controls. Subsequent to the evaluation of the Company’s internal controls, there were no significant changes in the Company’s internal controls or in other factors that could significantly affect the Company’s internal controls subsequent to the evaluation, nor any significant deficiencies or material weaknesses in such disclosure controls and procedures requiring corrective actions. As a result, no corrective actions were taken subsequent to such evaluation.

COVALENT GROUP, INC.

PART II. OTHER INFORMATION

         ITEM 1.         Legal Proceedings

None.

         ITEM 2.         Changes in Securities

None

         ITEM 3.         Defaults Upon Senior Securities

None.

         ITEM 4.         Submission of Matters to a Vote of Security Holders

None.

         ITEM 5.         Other Information

None.

         ITEM 6.         Exhibits and Reports on Form 8–K

Exhibit

99.1	Certification pursuant to 18 U.S.C. § 1350, as adopted pursuant to Section 906 of the Sarbanes–Oxley Act of 2002.

99.2	Certification pursuant to 18 U.S.C. § 1350, as adopted pursuant to Section 906 of the Sarbanes–Oxley Act of 2002.

SIGNATURES

         In accordance with the requirements of the Exchange Act, the Registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

COVALENT GROUP, INC.
Dated: November 13, 2002	By:	/s/ KENNETH M. BOROW, M.D.

Kenneth M. Borow, M.D. President and Chief Executive Officer

Dated: November 13, 2002	By:	/s/ JORGE A. LEON

Jorge A. Leon Executive Vice President and Chief Financial Officer

Certification

I, Kenneth M. Borow, M.D., certify that:

1.	I have reviewed this quarterly report on Form 10–QSB of Covalent Group, Inc.;

2.	Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3.	Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4.	The registrant’s other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in the Exchange Act Rules 13a–14 and 15d–14) for the registrant and have:

a.	designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

b.	evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the “Evaluation Date”); and

c.	presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5.	The registrant’s other certifying officer and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of registrant’s board of directors (or persons performing the equivalent functions):

a.	all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant’s ability to record, process, summarize and report financial data and have identified for the registrant’s auditors any material weaknesses in internal controls; and

b.	any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal controls; and

6.	The registrant’s other certifying officer and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

November 13, 2002	/s/ KENNETH M. BOROW, M.D.

Kenneth M. Borow, M.D. President and Chief Executive Officer

Certification

I, Jorge A. Leon, certify that:

1.	I have reviewed this quarterly report on Form 10–QSB of Covalent Group, Inc.;

2.	Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3.	Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4.	The registrant’s other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in the Exchange Act Rules 13a–14 and 15d–14) for the registrant and have:

a.	designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

b.	evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the “Evaluation Date”); and

c.	presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5.	The registrant’s other certifying officer and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of registrant’s board of directors (or persons performing the equivalent functions):

a.	all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant’s ability to record, process, summarize and report financial data and have identified for the registrant’s auditors any material weaknesses in internal controls; and

b.	any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal controls; and

6.	The registrant’s other certifying officer and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

November 13, 2002	/s/ JORGE A. LEON

Jorge A. Leon Executive Vice President and Chief Financial Officer

EXHIBIT INDEX

Exhibit	Description

99.1	Certification pursuant to 18 U.S.C. § 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

99.2	Certification pursuant to 18 U.S.C. § 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.