Form 10KSB
period 2002-12-31
COVALENT GROUP INC
filed 2003-03-31
CIK 856569

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
 Washington, D.C. 20549

FORM 10-KSB

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2002.

☐	TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

For the transition period from _________ to __________

Commission file number: 0-21145

COVALENT GROUP, INC.
(Name of small business issuer in its charter)

Delaware	56-1668867
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

One Glenhardie Corporate Center, 1275 Drummers Lane, Suite 100, Wayne, Pennsylvania 19087
(Address of principal executive offices) (Zip Code)

Registrant’s telephone number, including area code: 610-975-9533

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

Yes ☒	No ☐.

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B contained in this form, and no disclosure will be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. ☒

State issuer’s revenues for its most recent fiscal year: $29,187,486

The aggregate market value of the common stock held by non-affiliates as of March 17, 2003 was $16,433,394.

As of March 14, 2003 there were 12,664,583 shares of common stock outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the definitive proxy statement to be filed with the Securities and Exchange Commission relative to the Company’s 2003 Annual Meeting of Stockholders are incorporated by reference into Part III of this Report.

Transitional Small Business Disclosure Format (check one):

Yes ☐	No ☒

COVALENT GROUP, INC.

FORM 10-KSB ANNUAL REPORT

FORWARD LOOKING STATEMENT

When used in this Report on Form 10-KSB and in other public statements, both oral and written, by the Company and Company officers, the words “estimate,” “project,” “expect,” “intend,” “believe,” “anticipate” and similar expressions are intended to identify forward-looking statements regarding events and trends that may affect our future operating results and financial position.  Such statements are subject to risks and uncertainties that could cause our actual results and financial position to differ materially.  Such factors include, among others: (i) our success in attracting new business and retaining existing clients and projects; (ii) the size, duration and timing of clinical trials; (iii) the termination, delay or cancellation of clinical trials; (iv) the timing difference between our receipt of contract milestone or scheduled payments and our incurring costs to manage these trials; (v) outsourcing trends in the pharmaceutical, biotechnology and medical device industries; (vi) the ability to maintain profit margins in a competitive marketplace; (vii) our ability to attract and retain qualified personnel; (viii) the sensitivity of our business to general economic conditions; and (ix) other economic, competitive, governmental and technological factors affecting our operations, markets, products, services and prices.  We undertake no obligation to publicly release the result of any revision of these forward-looking statements to reflect events or circumstances after the date they are made or to reflect the occurrence of unanticipated events.  Please refer to the section entitled “Risk Factors that Might Affect our Business or Stock Price” beginning on page 11 for a more complete discussion of factors which could cause our actual results and financial position to change.

PART I

ITEM 1.	Description of Business

General

In this discussion, the terms “Company,” “we,” “us” and “our” refer to Covalent Group, Inc. and our subsidiaries, except where it is made clear otherwise.

We are a clinical research organization (“CRO”) who is a leader in the design and management of complex clinical trials for the pharmaceutical, biotechnology and medical device industries. Our mission is to provide our clients with high quality, full-service support for their clinical trials. We offer therapeutic expertise, experienced team management and advanced technologies. Our headquarters is in Wayne, Pennsylvania and our International operations are based in Guildford, Surrey, United Kingdom.

Our clients consist of many of the largest companies in the pharmaceutical, biotechnology and medical device industries. From protocol design and clinical program development, to proven patient recruitment, to managing the regulatory approval process, we have the resources to directly implement or manage Phase I through IV clinical trials and to deliver clinical programs on time and within budget.  We have clinical trial experience across a wide variety of therapeutic areas, such as cardiovascular, endocrinology/metabolism, diabetes, neurology, oncology, immunology, vaccines, infectious diseases, gastroenterology, dermatology, hepatology, womens’ health and respiratory medicine. We have the capacity and expertise to conduct clinical trials on a global basis. We have managed studies in 22 countries, including the United States, Canada, Western and Eastern Europe, the Middle East, South Africa, Australia and Scandinavia.

We were incorporated in August 1998 in Nevada and in June 2002, we changed our state of incorporation to Delaware.

Industry Overview

The CRO industry provides independent clinical trial and product development services for the pharmaceutical, biotechnology and medical device industries. Companies in these industries outsource product development services to CROs in order to manage the drug development process more efficiently and cost-effectively. Outsourcing also enables these companies to access expertise and experience beyond their organizations. Historically, many companies in the pharmaceutical, biotechnology and medical device industries have performed the majority of their product development internally. Outsourcing drug development activities to CROs provides these companies with a variable cost alternative to the fixed costs associated with internal drug development. Companies no longer need to staff for peak periods and can benefit from a CRO’s technical resources, therapeutic expertise, and the global infrastructure required to conduct clinical trials on a worldwide basis.

At the present time, we believe that the percentage of services required for product development that are being outsourced is increasing and will continue to increase in the future because of numerous factors, including: cost containment pressures; attempts to overcome limitations on internal capacity; a desire to improve the timeline for evaluating and developing new drugs and/or devices; the desire to increase the percentage of development costs that are variable as compared to fixed costs; the need to perform research relating to new drugs in multiple countries simultaneously; the response to increasingly stringent government regulations in various countries; and the desire to use external expertise to supplement internal design and development capabilities.

According to the Tufts Center for the Study of Drug Development, the average cost to develop a new prescription drug is $802 million and it takes between 10 and 15 years to develop a new prescription drug and obtain approval to market it in the United States. As the investment required to develop new drugs continues to increase, an opportunity is created to help speed the drug development process or make this process more efficient.

Our Strategy

Our strategy is to be a leader in the design and management of complex clinical trials by providing our clients with exceptional performance ensuring that they achieve their goals on-time, on-budget and with superlative quality.  Our competitive advantage is based upon our ability to deliver a knowledge-based and intellectually rich level of service that provides our clients a well-conceived protocol design and operational plan intended to maximize their return on investment. We believe that many of the reported regulatory delays or rejections for prospective drugs can be directly attributed to underlying issues in protocol design. Our company is led by experienced executives with significant prior success in the drug development and regulatory approval process. Unlike larger, more conventional CRO’s, we provide a value-added approach to the design and management of clinical trials. We believe that our leadership in the design of complex clinical trials, our application of innovative technologies, our therapeutic expertise and our commitment to quality offer clients a means to more quickly and cost-effectively develop products through the clinical trial process.  In addition, we use our proprietary TeleTrial® technology to support our drug development services and create consistency in the way we conduct clinical trials globally.  With our wholly-owned International subsidiary, Covalent Group, Ltd., we are able to meet many of the global drug development needs of our clients.

Recognizing the dynamic nature of the pharmaceutical and medical device development process, our size enables us to adapt our services to fit our clients’ specific needs. The distinguishing features of our services include the following:

Experienced Management. We are an established company led by a senior management team who average greater than 20 years of clinical research experience from both the CRO and pharmaceutical/biotechnology industry perspective. Our company includes 12 individuals who hold a Ph.D. or M.D. degree. Our President and Chief Executive Officer, Dr. Kenneth M. Borow, is a Harvard-trained physician with over 32 years of medical, academic and clinical trials experience at Merck, University of Chicago School of Medicine, and Brigham and Women’s Hospital. Dr. Brian Dickson, our Chief Operating Officer and Chief Medical Officer, and Dr. John Hall, Vice President Clinical Operations, International, both have significant prior experience in the drug development and approval process with several major pharmaceutical companies.

Credibility in the clinical research marketplace.  We have a strong client base with a high rate of repeat business.  We have gained the confidence of our clients as demonstrated by their entrusting us with broad responsibilities, including designing and implementing global clinical research programs for some of their most important products.  Dr. Borow, Dr. Dickson and Dr. Hall provide therapeutic leadership in a wide variety of therapeutic areas including cardiovascular, endocrinology/metabolism, diabetes, neurology, oncology, immunology, vaccines, infectious diseases, gastroenterology, dermatology, hepatology, womens’ health, and respiratory medicine.

Our TeleTrial® proprietary technology. The scope of our TeleTrial® system includes both interactive speech response and web-enabled capabilities.  This system supports clinical trials 24 hours a day, seven days a week.  The key benefits of our advanced technology include project-wide efficiency, direct data entry, real-time data access, and “just-in-time” drug tracking and delivery.  Moreover, TeleTrial® helps create and maintain operational continuity and consistency in clinical trials being conducted on a global basis.

Global capabilities.  In 2000, Covalent Group, Ltd., our wholly-owned international subsidiary, commenced operations, providing us with a strategically important international presence.  Covalent Group, Ltd. is not only building an international client base with their own clinical trials, but also assists us in conducting clinical trials in Western Europe, Eastern Europe, Scandinavia and elsewhere for our clients.  We believe that this capability better positions us to meet our clients’ global clinical trial requirements.

Our Services

We offer a broad range of clinical research and development services, primarily Phase I through IV clinical trials, to our clients on a global basis. Our services include study protocol design, clinical trials management, global data management services, biostatistics, TeleTrial® system access, medical and regulatory affairs, and quality assurance and compliance.

Study Protocol Design

We specialize in complex clinical trials with a particular focus on understanding the conceptual issues and creating practical solutions.  Much of the conceptual value-added work focuses on the design of an effective study protocol. The study protocol is the critical document provided to the study investigators that defines the study and details the procedures which must be followed for the proper conduct of the trial. The protocol defines the medical issues the study seeks to examine and the statistical tests that will be conducted. The protocol also defines the frequency and type of laboratory and clinical measurements to be performed, tracked and analyzed. Also defined is the number of patients required to produce a statistically meaningful result, the period of time over which they must be tracked, and the frequency and dosage of drug administration.

A properly designed protocol targets the correct primary efficacy variable (i.e. the key outcome being studied, such as a reduction in blood pressure), is statistically sound, effectively incorporates strategic marketing and product positioning issues, and proactively conforms to regulatory guidelines. We believe that many of the reported regulatory delays or rejections for prospective drugs can be directly attributed to underlying issues in protocol design. A significant value we provide to our clients is in designing the initial study protocol or in significantly enhancing the protocol’s design.

Clinical Trials Management

We serve our clients’ needs by conducting clinical trials through a project team.  A project manager leads and facilitates all aspects of the conduct of the clinical trial.  Other members of our project team typically include representatives from clinical trials management, global data services, regulatory affairs, information services, quality assurance, medical writing and field monitoring.  Within this project-oriented structure, we can manage every aspect of clinical trials conducted in Phases I through IV of the drug development process.  Many of our current projects involve Phase II, Phase III or IIIb clinical trials, which are generally larger, longer and more complex than Phase I trials.

We have adopted global standard operating procedures intended to satisfy regulatory requirements in the United States and in many foreign countries and serve as tools for controlling and enhancing the quality of our clinical trials.  All of our standard operating procedures are designed and maintained in compliance with Good Clinical Practice (“GCP”) requirements and the International Conference on Harmonization (“ICH”) standards. The U.S. Food and Drug Administration (“FDA”) and the European community have adopted these standards.  We compile, analyze, interpret and submit data generated during clinical trials in report form to our clients, as well as, at our client’s request, directly to the FDA or other relevant regulatory agencies for purposes of obtaining regulatory approval.

Clinical trials represent one of the most expensive and time-consuming parts of the overall drug development process.  The information generated during these trials is critical for gaining marketing approval from the FDA or other regulatory agencies. We assist our clients with one or more of the following steps:

•

Case Report Form Design. Once the study protocol has been finalized, the Case Report Form (“CRF”), must be developed.  The CRF is the source document for collecting the necessary clinical data as defined by the study protocol.  The CRF for a single patient in a study may consist of 100 or more pages.

•

Investigator Recruitment. The success of a clinical trial is dependent upon finding experienced investigators who are capable of performing clinical trials in accordance with the highest ethical and scientific standards. During clinical trials, physicians (who are also referred to as investigators) at hospitals, clinics or other locations, supervise administration of the drug to patients. We recruit investigators who contract directly with either us or our clients to participate in clinical trials.  Our investigator database includes thousands of physician-investigators specializing in a multitude of therapeutic areas.

•

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

•

Study Monitoring and Data Collection.  As patients are examined and tests are conducted in accordance with the study protocol, data are recorded on CRFs.  CRFs are reviewed and collected from study sites by specially trained clinical research associates (“CRAs”) or field monitors.  Field monitors visit study sites regularly to ensure that the CRFs are completed correctly and that the data specified in the protocol are obtained.  The field monitors send completed CRFs to a data management group where they are reviewed for consistency and accuracy before the data is entered into a database.  An alternative data flow process utilizes remote data entry technology that frequently enhances the quality and timeliness of clinical data collection while achieving cost savings.  We are currently involved in studies using both types of data flow processes.

•

Report Writing.  The statistical analysis findings for data collected during the trial, together with other clinical data, can be included in a final study report to be included in a regulatory filing or as a final deliverable to the client.

Data Management Services

We have automated the data management process associated with clinical trial management through our use and customization of industry standard software known as clinical trials management systems.  We license Oracle Clinical® and Domain Clintrial® as our clinical trials management systems.  The software assists us in the collection, validation and reporting of clinical results to our clients.  Our data management professionals provide CRF review and tracking, data entry, integrated clinical/statistical reports, as well as manuscripts for publication.

Biostatistics

Our biostatistics professionals assist clients with all phases of drug development, including biostatistical consulting, database design, data analysis and statistical reporting.  These professionals develop and review protocols, design appropriate analysis plans and design report formats to address the objectives of the study protocol, as well as the client’s individual objectives.  Frequently, our biostatisticians represent clients in meetings with the FDA.

TeleTrial®

The TeleTrial® system is an automated database system that supports storage and retrieval of clinical trials’ information on a 24 hours a day, seven days a week basis.  The system combines the use of several technologies including: telephone-based interactive voice response (“IVR”) and speech recognition, the Internet and e-mail.  We designed TeleTrial® to overcome many of the problems associated with traditional IVR systems.  Rather than being limited to only touch-tone entry, TeleTrial® also includes advanced speech recognition technology and Internet access.  These features significantly enhance the flexibility, and therefore user acceptance, of the system.  TeleTrial® has been designed, developed and maintained according to accepted pharmaceutical industry practices.  It contains the following four standard modules:

•	Study Management. This module maintains and tracks relevant information about study personnel including name, address, telephone number, facsimile and e-mail addresses.

•

Site Management.  This module maintains and tracks relevant information about the study site including study-related identification numbers, site study personnel, internal contacts for financial and regulatory issues, and site pharmacies, if relevant.

•

Subject Management.  This module facilitates subject enrollment from the screening phase of the study through randomization (a computer determined process in which study subjects are assigned to different treatment options). TeleTrial® provides centralized enrollment and randomization 24 hours a day, seven days a week.  Study sites are able to randomize a patient, dispense drugs at a visit, discontinue a patient, and review patient information.  The subject management module also has the ability to collect subjective patient data in the form of a questionnaire, survey or patient diary.

•

Supplies Management. This module maintains and tracks drug inventory and allocates the study drug to subjects. The drug allocation feature of this module is directly linked to the subject enrollment database and has the capability to track the clinical and drug supplies available at the study site, the drugs which should be dispensed according to the subject randomization, and the time interval between dispensing of drugs. A fax system provides hard copy reports used as source data at the study site or clinical pharmacy.

We are able to provide substantial cost savings to our clients through TeleTrial® by reducing and better managing clinical supply requirements and controlling waste.  In addition, real time data access expedites the clinical trial process by offering clients precise and accurate information for quick analysis.  We offer TeleTrial® both in conjunction with clinical trials we perform and as a stand-alone service.

Medical and Regulatory Affairs

Typically, before a drug or medical device can be sold in a particular country, it must be approved by the regulatory agency in that country. We provide comprehensive regulatory product registration services for pharmaceutical, biotechnology products and medical devices in the United States and Europe.  These services include regulatory strategy formulation, New Drug Application (“NDA”) and Biologic License Application (“BLA”) document preparation and review, quality assurance and liaison with the FDA and other regulatory agencies.

Quality Assurance and Compliance

We conduct field inspections that include investigator audits, pre-submission protocol compliance audits and GCP audits. Our staff also provides training sessions to our personnel, as well as to study site employees.  Finally, our Quality Assurance and Compliance group performs audits of study documents as well as data contained in our clinical trials databases.

Clients and Marketing

We provide a broad range of clinical research and consulting services to the pharmaceutical, biotechnology and medical device industries. Our clients consist of many of the largest companies in the pharmaceutical, biotechnology and medical device industries. In 2002, we provided services to 12 different clients covering 35 separate studies or projects. We have in the past derived, and may in the future derive, a significant portion of our revenues from a core group of major clients. We are likely to continue to experience client concentration in future years.  In 2002, our three largest clients accounted for 86% of our net revenues, with the three largest representing 46%, 30% and 10% of our net revenues, respectively. In 2001, our three largest clients accounted for 85% of our net revenues, with the three largest representing 55%, 18% and 12% of our net revenues, respectively.

We are generally awarded contracts based upon our response to requests for proposals received from pharmaceutical, biotechnology and medical device companies. Our business development and marketing strategy is based on expanding our relationships with our existing clients as well as gaining new clients.  Our senior executives and project team leaders all share responsibility for maintaining and enhancing client relationships and business development activities.  In addition, in late 2002 the Company increased the amount of resources focused on marketing and business development by hiring two full-time sales professionals. These individuals are responsible for obtaining additional business with existing clients as well as marketing the Company to potential new clients. Our business development program is supported by a marketing and communications program that includes selective advertising in trade publications, management of the corporate web site, development of marketing materials, and related activities.

Contractual Arrangements

Most of our contracts with our clients are based on a fixed price with the option for additional variable components.  Therefore, we generally bear the risk of cost overruns, but we may also benefit if the costs are lower than we anticipated.  Contracts may range from a few months to several years depending on the nature of the work performed.  In general, for multi-year contracts, a portion of the contract fee, typically 10-20%, is paid at the time the trial is started, with the balance of the contract fee payable in installments over the trial duration.  In some cases, the installments are tied to meeting specific performance milestones, while others have an agreed upon fixed payment plan independent of performance milestones.  For example, installment payments for clinical trial projects may be related to investigator recruitment or patient enrollment. Several of our older contracts contain payment schedules that are weighted towards the later stages of the contract. As is typical in the CRO industry, when a client requests a change in the scope of a trial or in the services to be provided by us, we prepare a work order. An executed work order becomes an amendment to the original contract. Work orders resulting from changes of scope often produce additional revenue for us. We are at risk for any work performed outside the scope of the study or in advance of signing a new work order. We attempt to negotiate contract amendments with the client to cover any services provided outside the terms of the original contract.  There can be no assurance that the client will agree to the proposed amendments, and we ultimately bear the risk of cost overruns.

Most of our contracts may be terminated by the client at any time with prior notice. Our contracts frequently entitle us to receive the costs of winding down the terminated project, as well as all fees earned by us up to the time of termination. Some contracts also entitle us to an early termination fee, usually in the form of a predetermined fee or percentage of revenue expected to be earned for completion of the project. Contracts may be terminated or delayed for several reasons, including unexpected results or adverse patient reactions to the drug, inadequate patient enrollment or investigator recruitment, manufacturing problems resulting in shortages of the drug or decisions by the client to de-emphasize or terminate a particular trial, development efforts on a particular drug, or our failure to properly perform our obligations.

Backlog

Our backlog consists of anticipated net revenue from signed contracts, letters of intent and certain verbal commitments that either have not started but are anticipated to begin in the near future or are in process and have not yet been completed. Many of our studies and projects are performed over an extended period of time, which may be several years.  Amounts included in backlog have not yet been recognized as net revenue in our consolidated statements of operations.  Once contracted work begins, net revenue is recognized over the life of the contract on a proportional performance basis. The recognition of net revenue reduces our backlog while the awarding of new business increases our backlog. In 2002, we obtained $18.6 million of new business awards as compared to $24.4 million in 2001. The backlog is also affected by the termination of contracts. During the third quarter of 2002, two studies were terminated by two separate sponsors. We were advised by the sponsor of the first study, which reduced backlog by $2.7 million, that the study was terminated by the sponsor due to internal budget constraints. We were advised by the sponsor of the second study, which reduced backlog by $1.0 million, that the study was terminated by the sponsor based upon interim data that did not support further development of the drug. We are currently performing a separate study for the second sponsor under a separate contract.  As a result of all of these factors, our backlog was $19 million at December 31, 2002, compared to $30 million at December 31, 2001.

We believe that our backlog as of any date may not necessarily be a meaningful predictor of future results because backlog can be affected by a number of factors including the size and duration of contracts, many of which are performed over several years.  Additionally, contracts relating to our clinical trial business may be subject to early termination by the client or delay for many reasons, as described above.  Also, the scope of a contract can change during the course of a study. For these reasons, we might not be able to fully realize our entire backlog as net revenue.

Competition

The contract research organization industry is highly fragmented, consisting of several hundred small, limited-service providers and a limited number of mid-sized and large CROs with global capabilities. Newer, smaller firms with specialty focuses, such as those aligned with a specific disease or therapeutic area, may compete against established CROs for clients. We primarily compete against full-service and limited service contract research organizations, mid-sized CROs, in-house research and development departments of pharmaceutical and biotechnology companies and, to a lesser extent, universities and teaching hospitals. CROs generally compete on the basis of a number of factors, including the following: expertise and experience in specific therapeutic areas; the ability to design sound protocols or enhance the design; reputation for on-time quality performance; scope of service offerings; price; ability to enroll patients and recruit investigators; data management capabilities; strengths in various geographic markets; technological expertise and efficient drug development processes; the ability to acquire, process, analyze and report data in a timely and accurate manner; the ability to manage large-scale clinical trials both domestically and internationally; and organizational size. Although there can be no assurance that we will continue to do so, we believe that we compete favorably in these areas.

Some of our largest competitors include Quintiles Transnational Corporation, Covance, Inc., Parexel International Corporation, Pharmaceutical Product Development, Inc. and Kendle International, Inc.  In general, the CRO industry is not capital-intensive and the financial costs of entry into the industry are relatively low.  Newer, smaller entities with specialty focuses, such as those aligned to a specific disease or therapeutic area, may compete aggressively against us for clients.  Furthermore, clients may also choose to limit the CROs with whom they are willing to work.  Increased competition might lead to heightened price and other forms of competition that may adversely affect our operating results.

Government Regulation

The development and clinical research of new drugs is highly regulated by government agencies. The standards for the conduct of clinical research and development studies are embodied in governmental regulations and in guidelines such as the ICH’s Guideline on GCP.  The standards stipulate procedures designed to ensure the quality and integrity of data obtained from clinical testing and to protect the rights and safety of clinical subjects. The FDA and similar regulatory authorities require that test results submitted to such authorities be based on studies conducted in accordance with GCP and regulations providing protections for research participants.

Our obligations under GCP may include, but are not limited to, the following: assuring the selection of investigators who are qualified and have adequate staff and facilities to conduct the trial properly and safely; obtaining specific written commitments from the investigators; verifying that adequate informed consent of trial subjects has been obtained; monitoring clinical trials to ensure that the rights and well-being of trial subjects are protected and that the reported trial data are accurate, complete, and verifiable from source documents; ensuring that adverse drug reactions are medically evaluated and reported; verifying drug or device accountability; implementing quality assurance and quality control systems; instructing investigators and study staff to maintain proper records and reports; and permitting appropriate governmental authorities access to source documents for their review. We must also maintain reports for each study for specified periods for auditing by the study sponsor and by the FDA or similar regulatory authorities. Noncompliance with GCP can result in disqualification of the data collected during the clinical trial.  CROs are also typically contractually obligated to comply with GCP and other patient protection regulations. Failure to comply could expose the CRO to contractual liability to its clients.

Development of New Drugs

Before a new drug may be marketed, the drug must undergo extensive testing and regulatory review in order to determine that the drug is safe and effective. The following discussion focuses on the FDA approval process. Similar procedures must be followed for clinical trials in other countries as well as for the approval of biologics and medical devices. The following provides a summary of the stages of this development process:

•

Preclinical research (1 to 4 years). This phase includes “in vitro” (test tube) and animal studies to establish the relative toxicity of the drug over a wide range of doses and to detect any potential to cause any serious adverse effects. If results warrant continuing development of the drug, the sponsor of the drug will file for an Investigational New Drug Application (“IND”), upon which the FDA may grant permission to begin human clinical trials.

•	Clinical Trials (4 to 6 years).

Phase I (6 months to 1 year). Phase I includes basic safety and pharmacology testing in approximately 20 to 80 human subjects, usually healthy volunteers. Phase I work also includes studies to determine metabolic and pharmacologic action of the drug in humans, if it is safe, how it is affected by other drugs, where it goes in the body, how long it remains active, and how it is broken down and eliminated from the body.

Phase II (1 to 2 years). Phase II trials test basic efficacy (effectiveness) and potential dosing ranges in approximately 100 to 200 patients afflicted with the specific disease or condition for which the drug is intended for use. Phase II trials help to determine the best effective dose, determine dose schedules, confirm that the drug works as expected, and provide additional safety data. If the Phase II study yields satisfactory results and no hold is placed by the FDA on further studies, a Phase III study of the drug may begin.

Phase III (2 to 3 years). Phase III trials are larger, more complex and expensive than earlier phases and involve efficacy and safety studies in hundreds or thousands of patients afflicted with a specific disease or condition at many investigational sites, typically hospitals and clinics. The objective of the Phase III study is to collect enough data for a statistically valid test of safety and effectiveness as required by the FDA, and to provide a basis for the labeling of the drug. The studies may be placebo-controlled trials, in which the new drug is compared with a “sugar pill,” or active-comparator studies that test the safety and effectiveness of the new drug against one or more drugs with established safety and efficacy profiles in the same therapeutic category.

The FDA receives reports on the progress of each phase of clinical testing and may require the modification, suspension, or termination of clinical trials if, among other things, an unreasonable risk is presented to patients or if the design of the trial is insufficient to meet its stated objective.

•

NDA Preparation and Submission. Upon the completion of the Phase III trials, the sponsor of the drug assembles the statistically analyzed data from all phases of development into a single large submission: the NDA. An NDA may average 100,000 pages long.

•

FDA Review and Approval (12 to 18 months). The staff of the FDA will carefully scrutinize the data from all phases of development to confirm that the applicant has complied with regulations and that the drug is safe and effective for the specific use or indication under study. The FDA may refuse to accept the NDA for filing and substantive review if certain administrative and content criteria are not satisfied. After accepting the submission for review, the FDA may require additional testing or information before approval of an NDA. The FDA will deny approval of the NDA if applicable regulatory requirements are not ultimately satisfied.

•

Post-Marketing Surveillance and Phase IV Studies. Federal regulation requires the marketer of the drug to collect and periodically report to the FDA additional safety and efficacy data on the drug for as long as the drug is marketed (“post-marketing surveillance”). If the drug is marketed outside the United States, the reports must include data from all countries in which the drug is sold. Phase IV (post-FDA approval) studies may be undertaken after initial approval to find new uses for the drug (broadening the label), to test new dosage formulations, or to confirm selected non-clinical benefits (e.g. increased cost-effectiveness or improved quality of life). Product approval may be withdrawn if compliance with regulatory standards is not maintained or if problems occur following initial marketing.

In providing our clinical research services to our clients, we are obligated to comply with regulatory requirements governing the drug development process. We have established Standard Operating Procedures (“SOPs”) that are designed to comply with regulations and guidelines appropriate to the region and the nation where the clinical trials will be conducted.  We strive to perform all clinical research in accordance with the GCP and ICH guidelines and the requirements of the applicable country.  Although the U.S. is a signatory to the ICH Guidelines, the FDA has not adopted all of these guidelines.  From an international perspective, we have implemented common standard operating procedures across regions to assure consistency wherever appropriate to do so.

Health Insurance Portability and Accountability Act

Recent legislative changes protecting confidential medical information could impact the manner in which we conduct certain aspects of our business. On August 14, 2002, the Department of Health and Human Services (“HHS”) issued final modifications to privacy regulations (the “Privacy Rule”) under the Health Insurance Portability and Accountability Act (“HIPAA”). These regulations impose new restrictions governing the disclosure of confidential medical information in the United States. The Privacy Rule requires all companies subject to it to comply with its provisions on or before April 14, 2003. The failure on our part, or by our clients and/or the physician investigators from whom we receive confidential medical information, to comply with the Privacy Rule could result in the termination of ongoing research or the disqualification of data for submission to regulatory authorities. In addition, the issuance of a notice of finding by a governmental authority against either us or our clients, based upon a material violation by us of any applicable regulation, could materially and adversely affect our business.

Intellectual Property

We have developed certain computer software and technically derived procedures, such as TeleTrial®, that provide separate services and are intended to maximize the quality and effectiveness of our services.  Our intellectual property rights are important to us. We also believe that factors such as technical expertise, knowledge, ability and experience of our professionals are important and provide significant benefits to our clients.

Employees

At December 31, 2002, we employed 158 full time personnel, of which 13 were based outside of the United States. Of our staff, 12 held Ph.D. or M.D. degrees and approximately 29 held masters or other post graduate degrees. None of our employees are subject to a collective bargaining agreement. We believe that our relations with our employees are good.

Risk Factors that Might Affect our Business or Stock Price

We depend on a small number of industries and clients for all of our business, and the loss of one of our significant clients could cause revenues to drop quickly and unexpectedly.

We provide services to the pharmaceutical, biotechnology and medical device industries and our revenue is highly dependent on expenditures by clients in these industries. Our operations could be materially and adversely affected if:

•	our clients reduce their research and development expenditures or reduce the rate of growth in their research and development expenditures;

•	consolidation in the pharmaceutical, biotechnology or medical device industries leads to a smaller client base for us;

•	one or more significant studies are terminated as a result of the failure of the product to satisfy safety requirements, unexpected or undesired clinical results, or other reasons; or

•	our clients’ businesses experience financial problems or are affected by a general economic downturn.

Three of our clients account for a significant percentage of our revenues.  For the year ended December 31, 2002, net revenues from our three largest clients amounted to 86% of our net revenues, with the three largest clients representing 46%, 30%, and 10% of net revenues, respectively. For the year ended December 31, 2001, net revenues from our three largest clients amounted to 85% of our net revenues, with the three largest clients representing 55%, 18%, and 12% of net revenues, respectively. The Company expects that a small number of customers will continue to represent a significant percentage of the Company’s net revenue. The Company’s contracts with these clients generally can be terminated on short notice. The loss of business from any one of these significant clients or failure of us to continue to obtain new business would have a material and adverse effect on our business and revenues.

Failure to develop new business in our intensely competitive industry will cause our revenues to decline.

The market for contract research services is highly competitive. We primarily compete against in-house departments of pharmaceutical, biotechnology and medical device companies and other contract research organizations. Competitors in our industry range from small, limited-service providers to full service, global contract research organizations. Many of our competitors have an established global presence, including: Quintiles Transnational Corp., Covance, Inc., Parexel International Corporation, Pharmaceutical Product Development, Inc., and Kendle International, Inc. These competitors have substantially greater financial and other resources than we do. Significant factors in determining whether we will be able to compete successfully include: our consultative and clinical trials design capabilities; our reputation for on-time quality performance; our expertise and experience in specific therapeutic areas; the scope of our service offerings; our ability to recruit investigators and study subjects in a timely manner; our strength in various geographic markets; the price of our services; our ability to acquire, process, analyze and report data in a time-saving and accurate manner through our TeleTrial® technology; our global data services capabilities; our ability to manage large-scale clinical trials both domestically and internationally; and our size.

If our services are not competitive based on these or other factors, our business, financial condition and results of operations will be materially and adversely affected. In addition, we may compete for fewer customers arising out of consolidation within the pharmaceutical industry and the growing tendency of drug companies to outsource to a smaller number of preferred contract research organizations.

Our services may from time to time experience periods of increased price competition that could have a material adverse effect on our profitability and revenues. Additionally, the CRO industry is not capital-intensive, and the financial costs of entry into the industry are relatively low. Therefore, as a general matter, the industry has few barriers to entry.  Newer, smaller entities with specialty focuses, such as those aligned to a specific disease or therapeutic area, may compete aggressively against us for clients.

The fixed price nature of the company’s contracts could have a negative impact on our operating results.

The majority of the Company’s contracts are at fixed prices. As a result, the Company bears the risk of cost overruns. If the Company fails to adequately price its contracts, fails to effectively estimate the cost to complete contracts, or if it experiences significant cost overruns, the Company’s operating results and financial condition could be materially and adversely affected. In the past, the Company has had to commit unanticipated resources to complete projects, resulting in higher costs and lower operating margins on those projects. The Company might experience similar situations in the future, which would have a material and adverse impact on its operating results.

We may bear financial losses because our contracts may be delayed or terminated or reduced in scope for reasons beyond our control.

As described in our discussion of contractual arrangements in the description of our business, our contracts generally may be terminated or reduced in scope either immediately or upon notice. Clients may terminate or delay their contracts for a variety of reasons, including, but not limited to: the failure of products to satisfy safety requirements; unexpected or undesired clinical results; merger or potential merger related activities; the client’s decision to terminate the development of a particular product or to end a particular study; insufficient patient enrollment in a study; insufficient investigator recruitment; manufacturing problems resulting in shortages of the product; or our failure to perform our obligations under the contract.

In addition, companies may proceed with fewer clinical trials or conduct them without assistance of contract research organizations if they are trying to reduce costs as a result of cost containment pressures associated with healthcare reform, budgetary limits or changing priorities.  These factors may cause such companies to cancel contracts with CROs.

Our contracts frequently entitle us to receive the costs of winding down the terminated project, as well as all fees earned by us up to the time of termination. Some contracts also entitle us to an early termination fee, usually in the form of a predetermined fee or percentage of revenue expected to be earned for completion of the project. The loss, reduction in scope or delay of a significant contract or the loss or delay of multiple contracts could materially and adversely affect our business and results of operations.

If we are unable to attract suitable willing volunteers for the clinical trials of our clients, our results could be materially and adversely affected.

One of the factors on which the Company competes is the ability to recruit volunteers for the clinical studies the company manages on behalf of its clients. These clinical trials rely upon the ready accessibility and willing participation of volunteer subjects. These subjects generally include volunteers from the communities in which the studies are conducted, which to date have provided an adequate pool of potential subjects for research studies. Many of the Company’s contracts include specific milestone payments directly tied to the recruitment of study subjects. The trials being managed by the Company and the Company’s operating results could be materially and adversely affected if the Company is unable to attract suitable and willing volunteers on a consistent basis.

Changes in outsourcing trends in the pharmaceutical and biotechnology industries could materially and adversely affect our operating results and growth rate.

Industry trends and economic factors that affect our clients in the pharmaceutical, biotechnology and medical device industries also affect our business. Our revenues depend greatly on the expenditures made by the pharmaceutical, biotechnology and medical device industries in research and development. The practice of many companies in these industries has been to hire outside organizations like the Company to conduct clinical research projects. This practice has grown significantly in the last decade, and we have benefited from this trend. However, if this trend were to change and companies in these industries were to reduce the number of research and development projects they outsource, our business could be materially and adversely affected. For example, over the past year, mergers and other factors in the pharmaceutical industry appear to have slowed decision-

making by pharmaceutical companies and delayed drug development projects. Continuation or increase of these trends could have a negative affect on our business.

Additionally, numerous governments and managed care organizations have undertaken efforts to control growing healthcare costs through legislation, regulation and voluntary agreements with medical care providers and pharmaceutical companies. If future regulatory cost containment efforts limit the profits that can be derived on new drugs, our clients might reduce their research and development spending, which could reduce our business.

Failure to comply with existing regulations could harm our reputation and our operating results.

Any failure on our part to comply with applicable regulations could result in the termination of on-going clinical research or the disqualification of data for submission to regulatory authorities. For example, if we were to fail to verify that patient participants were fully informed and have fully consented to a particular clinical trial, the data collected from that trial could be disqualified. If this were to happen, we could be contractually required to repeat the trial at no further cost to our client, but at a substantial cost to us. The issuance of a notice from the FDA based upon a finding of a material violation by us of GCP requirements could result in contractual liability to our clients and/or the termination of ongoing studies which could materially and adversely affect our results of operations. Furthermore, our reputation and prospects for future work could be materially and adversely diminished.

Our business has experienced substantial expansion in the past, and we must properly manage that expansion.

Our business has expanded substantially in the past. Rapid expansion could strain our operational, systems, human and financial resources. If we fail to properly manage our expansion, our results of operations and financial condition might be adversely affected. In order to manage expansion, we must: continue to improve our operating, administrative and information systems; accurately predict our future personnel and resource needs to meet client contract commitments; effectively track and manage the progress of on-going client projects; provide adequate training and appropriate quality assurance procedures; and attract and retain qualified management, sales, professional, scientific and technical operating personnel.

We will face additional risks in expanding our foreign operations. Specifically, we might find it difficult to: assimilate differences in foreign business practices and regulations; hire and retain qualified personnel; and overcome language and cultural barriers.

Our backlog may not be indicative of future results.

As of December 31, 2002, our backlog was $19 million. The backlog represents anticipated net revenue from uncompleted projects with our clients.  We cannot be certain that the backlog we have reported will be indicative of our future results.  A number of factors may affect our backlog, including: the ability of clients to reduce or expand the size and duration of the projects (some are performed over several years); the termination or delay of projects; and a change in the scope of work during the course of a project.

Also, if clients delay projects, the projects will remain in backlog, but will not generate revenue at the rate originally expected. Accordingly, historical indications of the relationship of backlog to revenues may not be indicative of future results.

If we are unable to successfully develop and market new services in the U.S. and internationally, our results could be materially and adversely affected.

An element of our growth strategy is the successful development and marketing of new services that complement or expand our existing business.  If we are unable to develop new services and create demand for those newly developed services, we may not be able to implement this element of our growth strategy, and our future business, results of operations and financial condition could be materially and adversely affected.  For example, we have invested in the creation and administrative set-up of our International subsidiary, Covalent Group, Ltd. We may need to make additional investments in this subsidiary in the future in order for it to achieve our objectives. The profitability of this subsidiary depends, in part, on client acceptance and use of its services.  There can be no assurance that this subsidiary will be profitable in the future or that any revenue resulting from it will be sufficient to recover our investment in the subsidiary.  If our International subsidiary does not develop as anticipated, our business, financial condition and results of operations may be materially and adversely affected.

Changes in governmental regulation could reduce the need for the services we provide, which would negatively affect our future business opportunities.

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

Implementation of health care reform legislation that results in additional costs to develop new drugs could limit the profits that can be made by our clients from the development of new products. This could adversely affect our clients’ research and development expenditures, which could in turn decrease the business opportunities available to us both in the United States and elsewhere in the world. In addition, new laws or regulations may create a risk of liability, increase our costs or limit our service offerings. We cannot predict the likelihood of any of these events.

Governmental agencies throughout the world, but particularly in the United States, strictly regulate the drug development and approval process. Our business involves helping pharmaceutical and biotechnology companies navigate the regulatory drug approval process. Changes in regulation, such as relaxation in regulatory requirements or the introduction of simplified drug approval procedures or an increase in regulatory requirements that we have difficulty satisfying, could eliminate or substantially reduce the need for our services. As a result, our business, results of operations and financial condition could be materially and adversely affected. These and other changes in regulation could have an impact on the business opportunities available to us.

Proposed and future laws and regulations, including the confidentiality of patient information, might increase the cost of our business, increase our risks of liability or limit our service offerings.

Federal or state authorities might adopt healthcare legislation or regulations that are more burdensome than existing regulations. These changes in regulation could increase our expenses or limit our ability to offer some of our products or services. For example, the confidentiality of patient specific information and the circumstances under which it may be released for inclusion in our databases or used in other aspects of our business are subject to substantial government regulation. Additional legislation governing the possession, use and dissemination of medical record information and other personal health information has been proposed at both the state and national levels. Proposed federal regulations governing patient specific health information might require us to implement new security measures that require substantial expenditures or limit our ability to offer some of our products and services. These regulations might also increase our costs by creating new privacy requirements and mandating additional privacy procedures for our business, thereby materially and adversely affecting our results of operations and financial condition.

Our operating results have fluctuated between quarters and years and may continue to fluctuate in the future.

Our quarterly and annual operating results have varied, and will continue to vary as a result of a variety of factors, many of which are beyond the control of the Company.  Factors that may cause these variations include: the commencement, completion or cancellation of large contracts; the progress of on-going projects; changes in the mix of services offered; and the timing and amount of start-up costs incurred in connection with the introduction of new products, services or subsidiaries.

A high percentage of the Company’s operating costs is fixed. The timing of the completion, delay or loss of contracts, or the progress of client projects, can cause the Company’s operating results to vary substantially between reporting periods. We believe that operating results for any particular quarter are not necessarily a meaningful indication of future results. While fluctuations in our quarterly or annual operating results could negatively impact the market price of our common stock, these fluctuations may not be related to our future overall operating performance.

Loss of key personnel, or failure to attract and retain additional personnel, may cause the success and growth of our business to suffer.

Our future success depends on the personal efforts and abilities of the principal members of our senior management and scientific team to provide strategic direction, develop business, provide service to our clients, manage our operations and finances, and maintain a cohesive and stable environment. Specifically, we are dependent upon Kenneth M. Borow, M.D., our President and Chief Executive Officer, Brian Dickson, MD, our Chief Operating Officer and Chief Medical Officer, Jorge A. Leon, our Executive Vice President and Chief Financial Officer and John Hall, MD, our Vice President, Clinical Operations, International. Although we have an employment agreement with Dr. Borow, this does not mean Dr. Borow will remain with us. We currently do not have employment agreements with Dr. Dickson, Mr. Leon or Dr. Hall.  The loss of services of any of our key executives would have a material and adverse affect on our business operations and our results of operations.

Our performance also depends on our ability to attract and retain management and qualified professional, scientific and technical operating staff.  Competition for these skilled personnel, particularly those with a medical degree, a Ph.D. or equivalent degrees, is intense. We compete with contract research organizations, pharmaceutical and biotechnology companies, and academic and research institutions to recruit skilled personnel. Our inability to continue to attract and retain qualified staff could have a material and adverse affect on our business plan, results of operations and financial condition.

Our operations may be interrupted by the occurrence of a natural disaster  or other catastrophic event.

We depend upon our customers, study sites and our facilities, as well as the ability to readily travel among these, for the continued operation of our business. The Company also depends upon the continuous, effective, reliable and secure operation of its computer hardware, software, networks, telecommunications networks, Internet servers and related infrastructure. The Company has contingency plans in effect for natural disasters or other catastrophic events. However, catastrophic events, including terrorist attacks, could still disrupt our operations, those of our customers or study sites, or our ability to travel among these locations, which would also affect us. Although we carry business interruption insurance, we might suffer losses as a result of business interruptions that exceed the coverage available under our insurance policies. Any natural disaster or catastrophic event in our facilities could have a material and adverse affect on our business and results of operations.

We may have exposure to substantial personal injury claims and may not have adequate insurance to cover such claims.

The Company’s business primarily involves the testing of experimental drugs or other regulated FDA products on consenting human volunteers pursuant to a study protocol. These tests create a risk of liability for personal injury to or death of volunteers resulting from negative reactions to the drugs administered or from improper care provided by third party investigators, particularly to volunteers with life-threatening illnesses. In connection with many clinical trials, we contract with physicians to serve as investigators in conducting clinical trials to test new drugs on human volunteers. We do not believe that we are legally accountable for the medical care rendered by third party investigators, and we seek to limit our liability with our clients, third party investigators and others. Although the Company’s contracts with clients generally include indemnity provisions and the Company has loss insurance, the Company’s financial condition and results of operations could be materially and adversely affected if the Company had to pay damages or incur defense costs in connection with a claim that is outside the scope of an indemnity or insurance coverage.  Additionally, the Company’s financial condition could be adversely affected if its liability exceeds the amount of its insurance.

We believe that our risks are generally reduced by the following: contracts with our clients and, where applicable, investigators containing provisions entitling us to be indemnified by them; insurance maintained by our clients, investigators, where applicable, and by us; and various regulatory requirements we must follow in connection with our business.

Contractual indemnifications generally do not protect us against liability arising from certain of our own actions, such as negligence. Our financial condition and results of operations could be materially and adversely affected if we were required to pay damages or bear the cost of defending any claim which is not covered by a contractual indemnification provision, in the event that a party who must indemnify us does not fulfill its indemnification obligations or which is beyond the level of our insurance coverage. In addition, we may not be able to continue to maintain adequate insurance coverage on terms acceptable to us.

Our success depends on our ability to keep pace with rapid technological changes that could make our products and services less competitive or obsolete.

The clinical research aspects of the pharmaceutical, biotechnology and medical device industries are subject to increasingly rapid technological changes. Our competitors or others might develop technologies, products or services that are more effective or commercially attractive than our current or future technologies, products or services, or render its technologies, products or services less competitive or obsolete. For example, if our TeleTrial® system were to become less competitive or obsolete, our ability to develop new business and our operating results would be adversely affected. If competitors introduce superior technologies, products or services and we cannot make enhancements to our technologies, products and services necessary for us to remain competitive, our competitive position, and in turn our business, results of operations and financial condition, would be materially and adversely affected.

Our revenues and earnings are exposed to exchange rate fluctuations as well as international economic, political and other risks.

In 2002, approximately 2% of our net revenues were derived from contracts denominated in other than U.S. dollars. Our financial statements are denominated in U.S. dollars.  As a result, factors associated with international operations, including changes in foreign currency exchange rates, could affect our results of operations and financial condition.

The Company offers many of its services on a worldwide basis and is therefore subject to risks associated with doing business internationally. The Company anticipates that net revenues from international operations will grow in the future and will represent a greater percentage of total net revenues. As a result, the Company’s future results could be negatively affected by a variety of factors, including: changes in a specific country’s political or economic conditions; potential negative consequences from changes in tax laws; difficulty in staffing and managing widespread operations; and unfavorable labor regulations applicable to the Company’s International operations.

Future acquisitions could disrupt our ongoing business, distract our management and employees, increase our expenses and adversely affect our business.

The majority of our growth is expected to be generated internally. In addition, current market conditions provide us with the opportunity to partner with other quality institutions in the CRO market. As such, acquisitions that make financial sense, fill a strategic need, are of a manageable size, and complement our core competencies would be considered as a means to further supplement our internal growth. Although we may attempt to grow our business through acquisitions, we may not be able to identify acceptable businesses to acquire or be successful in negotiating mutually agreeable terms; and if we are successful in acquiring businesses, we may not be successful in integrating the acquired business with our existing operations and we may not realize the benefits anticipated from the acquisition of businesses. Although we have not previously used acquisitions as a means to expand our business, we may consider strategic acquisitions in the future.  However, we may not be able to identify suitable acquisition opportunities or obtain any necessary financing on acceptable terms.  Further, any future acquisitions could involve other risks, such as the assumption of additional expenses and liabilities, the dilution of earnings or dilution of our existing shareholders percentage of ownership, potential losses resulting from undiscovered liabilities of the acquired business not covered by indemnification we may obtain from the seller, and the diversion of management’s attention from other business concerns.

If we were to close an acquisition, we will need to integrate the acquisition into our business operations.  In doing so, we may face difficulties in coordinating and assimilating geographically separated units or organizations and integrating, motivating and retaining personnel with diverse business backgrounds.  Further, we may not be able to successfully effect appropriate operational, financial and management systems and controls to achieve the anticipated benefits from an acquisition.  In addition, our ability to integrate an acquisition could be affected by factors beyond our control, including regulatory developments, general economic conditions, and increased competition.  The integration of an acquisition may also result in disruption to our existing business and the loss of existing key personnel and clients, or the loss of the acquired business’ clients.

An acquisition of a foreign business may involve still more risks, including not being able to successfully assimilate differences in foreign business practices and overcoming language barriers.

The occurrence of one or more of the above, or other factors, may adversely affect our ability to achieve the benefits anticipated from an acquisition. As a result, our financial condition or results of operations may be materially and adversely affected and we may not be able to grow our business in the manner we desire.

Our stock price may be volatile and could experience substantial declines.

The market price of our common stock has experienced historical volatility and might continue to experience volatility in the future in response to quarter-to-quarter variations in: operating results; changes in backlog and new business results; the issuance of analysts’ reports; market conditions in the industry; prospects of health care reform; changes in governmental regulations; and changes in general conditions in the economy or the financial markets.

The general equity markets have also experienced significant decreases in value. This volatility and the market decline has affected the market prices of securities issued by many companies, often for reasons unrelated to their operating performance, and may adversely affect the price of our common stock.

We have never declared a cash dividend on our common stock and do not anticipate paying cash dividends in the foreseeable future. Instead, we intend to retain future earnings for reinvestment in our business.

Failure to satisfy Nasdaq SmallCap Market maintenance criteria could negatively impact the liquidity and market price of our common stock.

Our common stock began trading on the Nasdaq SmallCap Market in December 1997.  There are several requirements for continued listing on the Nasdaq SmallCap Market including, but not limited to, a minimum stock price of $1.00 per share and either (a) $2.0 million or more in tangible net worth, (b) market capitalization of $35.0 million or more, or (c) net income in the last fiscal year or two of the last five fiscal years of $500,000 or more.

If our common stock price closes below $1.00 per share for 30 consecutive days, we may receive notification from Nasdaq that our common stock will be delisted from the Nasdaq SmallCap Market unless the stock closes at or above $1.00 per share for at least ten consecutive days during the 90-day period following such notification. In the future, our common stock price or tangible net worth may fall below the Nasdaq SmallCap Market listing requirements, or we may not comply with other listing requirements, with the result being that our common stock might be delisted. If our common stock is delisted, we may list our common stock for trading over-the-counter. Delisting from the Nasdaq SmallCap Market could adversely affect the liquidity and price of our common stock and it could have a long-term impact on our ability to raise future capital through a sale of our common stock. In addition, it could make it more difficult for investors to obtain quotations or trade our stock.

Our common stock may not continue to qualify for exemption from the “penny stock” restrictions, which may make it more difficult for you to sell your shares.

The Securities and Exchange Commission has adopted regulations which define a “penny stock” to be any equity security that has a market price of less than $5.00 per share, or with an exercise price of less than $5.00 per share, subject to certain exceptions. For any transaction involving a penny stock, unless exempt, these rules require delivery, prior to any transaction in a penny stock, of a disclosure schedule relating to the penny stock market. Disclosure is also required to be made about current quotations for the securities and about commissions payable to both the broker-dealer and the registered representative. Finally, broker-dealers must send monthly statements to purchasers of penny stocks disclosing recent price information for the penny stock held in the account and information on the limited market in penny stocks. These penny stock restrictions will not apply to our shares of common stock as long as: (1) they continue to be listed on the Nasdaq SmallCap Market; (2) certain price and volume information is publicly available about our shares on a current and continuing basis; and (3) we meet certain minimum net tangible assets or average revenue criteria. Our common stock may not continue to qualify for an exemption from the penny stock restrictions. If our shares of common stock were subject to the rules on penny stocks, the liquidity of our common stock would be adversely affected.

ITEM 2.	DESCRIPTION OF PROPERTY

As of December 31, 2002, we leased approximately 21,300 square feet of administrative and corporate offices from an independent landlord in Wayne, Pennsylvania, under a lease expiring in December 2002.  The rent was $49,799 per month.  As of January 1, 2003, we leased approximately 12,700 square feet of additional space within the same building. Effective January 1, 2003, our aggregate rent is $72,305 per month and covers approximately 34,000 square feet. The term of our lease has been extended to 2010.

We lease approximately 1,350 square feet of office space from an independent landlord for our International operations in the Surrey Research Park, Guilford, Surrey, United Kingdom.  The lease expires in 2005 with the current rent of £2,947 per month (or approximately $4,728).

ITEM 3.	LEGAL PROCEEDINGS

The Company is involved in litigation and other legal matters which have arisen in the normal course of business. Although the ultimate results of these matters are not currently determinable, management does not expect that they will have a material adverse effect on the Company’s consolidated financial position, results of operations or cash flows.

ITEM 4.	SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

No matters were submitted to a vote of security holders in the fourth quarter of 2002.

PART II

ITEM 5.	MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

Our common stock is quoted in the Nasdaq Small Cap Market under the symbol “CVGR.” The following table indicates the high and low bid sale prices per share for each quarter over the last two fiscal years.

	2002		2001

Quarter Ended	High Bid	Low Bid	High Bid	Low Bid

March 31	$4.90	$2.76	$4.00	$1.19
June 30	5.50	3.40	3.20	1.62
September 30	3.85	2.13	3.69	2.10
December 31	2.96	1.79	3.25	2.45

As of March 11, 2003, there were more than 650 holders of record of our common stock, however, we believe that there are approximately 3,000 additional shareholders in “street name” who beneficially own our common stock in various brokerage accounts.

We have never declared a cash dividend on our common stock and do not anticipate paying cash dividends in the foreseeable future.

ITEM 6.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF RESULTS OF OPERATIONS AND FINANCIAL CONDITION

General

We are a clinical research organization who is a leader in the design and management of complex clinical trials for the pharmaceutical, biotechnology and medical device industries. Our mission is to provide our clients with high quality, full-service support for their clinical trials. We offer therapeutic expertise, experienced team management and advanced technologies. Our headquarters is in Wayne, Pennsylvania and our International operations are based in Guildford, Surrey, United Kingdom.

Net revenue is derived principally from the design, management and monitoring of clinical research studies. Clinical research service contracts generally have terms ranging from several months to several years.  A portion of the contract fee is generally payable upon execution of the contract, with the balance payable in installments over the life of the contract.  The majority of our net revenue is recognized from fixed-price contracts on a proportional performance basis. To measure the performance, we compare actual direct costs incurred to estimated total contract direct costs, which is the best indicator of the performance of the contract obligations as the costs relate to the labor hours incurred to perform the service.

Contracts generally may be terminated by clients immediately or with short notice.  Clinical trials may be terminated or delayed for several reasons, including, among others, unexpected results or adverse patient reactions to the drug, inadequate patient enrollment or investigator recruitment, manufacturing problems resulting in shortages of the drug or decisions by the client to de-emphasize or terminate a particular trial or development efforts on a particular drug.  Depending on the size of the trial in question, a client’s decision to terminate or delay a trial in which we participate could have a material and adverse effect on our backlog, future revenue and results from operations.

Critical Accounting Policies and Estimates

The following discussion should be read in conjunction with the consolidated financial statements and notes thereto.

Our consolidated financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America.  The preparation of these financial statements requires management to make certain estimates, judgments and assumptions that affect the reported amounts of assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the periods presented. On an ongoing basis, management evaluates its judgments and estimates. Management bases its judgments and estimates on historical experience and on various other factors that are believed to be reasonable under the circumstances. Actual results may differ from these estimates under different assumptions or conditions. Management considers the following policies to be most critical in understanding the more complex judgments that are involved in preparing our consolidated financial statements and the uncertainties that could affect our results of operations and financial condition.

Revenue Recognition

The majority of our net revenue is recognized from fixed-price contracts on a proportional performance basis. To measure the performance, we compare actual direct costs incurred to estimated total contract direct costs, which is the best indicator of the performance of the contract obligations as the costs relate to the labor hours incurred to perform the service. Total direct costs are incurred for each contract and compared to estimated total direct costs for each contract to determine the percentage of the contract that is completed. This percentage is multiplied by the estimated total contract value to determine the amount of net revenue recognized. A formal project review process takes place quarterly although most projects are evaluated on an ongoing basis. Management reviews the estimated total direct costs on each contract to determine if estimated amounts are correct, and estimates are adjusted as needed. If we determine that a loss will result from the performance of a fixed-price contract, the entire amount of the estimated loss is charged against income in the period in which such determination is made. Because of the inherent uncertainties in estimating direct costs required to complete a project, particularly complex, multi-year studies, it is possible that the estimates used will change and could result in a material change to our estimates.  Original estimates might also be changed due to changes in the scope of work. We attempt to negotiate contract amendments with the client to cover these services provided outside the terms of the original contract.  There can be no assurance that the client will agree to the proposed amendments, and we ultimately bear the risk of cost overruns. For terminated studies, our contracts frequently entitle us to receive the costs of winding down the terminated project, as well as all fees earned by us up to the time of termination. Some contracts also entitle us to an early termination fee, usually in the form of a predetermined fee or percentage of revenue expected to be earned for completion of the project.

Costs and estimated earnings in excess of related billings on uncompleted contracts represents net revenue recognized to date that is currently unbillable to the client pursuant to contractual terms.  In general, amounts become billable upon the achievement of milestones or in accordance with predetermined payment schedules set forth in the contracts with our clients.  Billings in excess of related costs and estimated earnings on uncompleted contracts represent amounts billed in excess of net revenue recognized at the balance sheet date.

Reimbursable Out-of-Pocket Expenses

On behalf of our clients, we pay fees to investigators and other out-of-pocket costs for which we are reimbursed at cost, without mark-up or profit.  Effective January 1, 2002, in connection with the required implementation of Financial Accounting Standards Board Emerging Issues Task Force Rule No. 01-14 (“EITF 01-14”), “Income Statement Characterization of Reimbursements Received for ‘Out-of-Pocket’ Expenses Incurred”, out-of-pocket costs are now included in Operating Expenses, while the reimbursements received are reported separately as Reimbursement Revenue in the Consolidated Statements of Operations.

As is customary in the industry, we exclude from revenue and expense in the Consolidated Statement of Operations fees paid to investigators and the associated reimbursement since we act as agent on behalf of our clients with regard to investigators. These investigator fees are not reflected in our Net Revenue, Reimbursement Revenue, Reimbursement Out-of-Pocket Expenses, and/or Direct Expenses. The amounts of these investigator fees were $8.1 million and $4.7 million for the years ended December 31, 2002 and 2001, respectively.

Concentration of Credit Risk

Our accounts receivable and costs and estimated earnings in excess of related billings on uncompleted contracts are concentrated with a small number of companies within the pharmaceutical, biotechnology and medical device industries. The significant majority of this exposure is to large, well established firms. Credit losses have historically been minimal. As of December 31, 2002, the total of accounts receivable and costs and estimated earnings in excess of related billings on uncompleted contracts was $16.6 million. Of this amount, the exposure to our three largest clients was 89% of the total, with the three largest clients representing 41%, 40%, and 8% of total exposure, respectively. As of December 31, 2001, the total of accounts receivable and costs and estimated earnings in excess of related billings on uncompleted contracts was $9.4 million. Of this amount, the exposure to our three largest clients was 97% of the total, with the three largest clients representing 73%, 23%, and 1% of total exposure, respectively.

Operating Expenses

Direct expenses include amounts incurred during the period that are directly related to the management or completion of a clinical trial or related project and generally include direct labor and related benefit charges, other direct costs and certain allocated expenses.  Direct costs as a percentage of net revenues tend to fluctuate from one period to another as a result of changes in the mix of services provided and the various studies conducted during any time period.  Selling, general and administrative expenses include the salaries, wages and benefits of all administrative, finance and business development personnel, and all other support expenses not directly related to specific contracts.

Stock-Based Compensation

The company has adopted equity incentive plans that provide for the granting of stock options to employees, directors, advisors and consultants. We account for grants of options to employees and directors under these plans applying the intrinsic value method provided for in Accounting Principles Board (“APB”) Opinion No. 25 “Accounting for Stock Issued to Employees” and related interpretations. No stock-based compensation expense is reflected in net income as all options granted under the plan had an exercise price equal to the market value of the underlying common stock on the date of the grant.  In addition to APB Opinion No. 25, we provide the disclosures required by Statement of Financial Accounting Standards (“SFAS”) No. 123 “Accounting for Stock-Based Compensation” and by SFAS No. 148 “Accounting for Stock-Based Compensation – Transition and Disclosure.”

Results of Operations

The following table sets forth amounts for certain items in our consolidated statements of operations expressed as a percentage of net revenue. The following table excludes revenue and costs related to reimbursable out-of-pocket expenses because they are not generated by the services we provide, do not yield any gross profit to us, and do not have any impact on our net income. We believe this information is useful to our investors because it presents the net revenue and expenses that are directly attributable to the services we provide to our clients and provides a more accurate picture of our operating results and margins.

Percentage of Net Revenue, Excluding Reimbursable Out-of-Pocket Expenses

	2002	2001

Net revenue	100.0%	100.0%
Operating Expenses
Direct	60.0%	52.4%
Selling, general and administrative	20.9%	25.5%
Depreciation and amortization	2.6%	2.8%
Income from Operations	16.5%	19.3%
Net Income	9.9%	11.1%

Year Ended December 31, 2002 Compared With Year Ended December 31, 2001

Net revenue for 2002 increased 34% to $24.7 million as compared to $18.4 million for 2001. The increase of $6.3 million resulted from new business awards and changes of scope as well as an increase in the average size and number of Phase I through IV trials being conducted. In 2002, there were approximately 35 clinical trials and other studies conducted as compared to 27 in 2001. New business awards and changes of scope in 2002 were $18.6 million as compared to $24.4 million in 2001. During the 3rd quarter, two studies, aggregating $3.7 million, were terminated by two separate sponsors due to a combination of the sponsor’s internal budget constraints and safety and efficacy issues identified during the course of the study. The termination of these studies did not have a material impact on net revenues in 2002. During the 4th quarter, two changes of scope for services previously provided contributed approximately $1.1 million to net revenue. Net revenue from our three largest clients amounted to 86% of our net revenue, with the three largest clients representing 46%, 30%, and 10% of net revenue, respectively. For 2001, net revenue from our three largest clients amounted to 85% of our net revenue, with the three largest clients representing 55%, 18%, and 12% of net revenue, respectively.

Reimbursement revenue consisted of reimbursable out-of-pocket expenses incurred on behalf of our clients. Reimbursements are made at cost, without mark-up or profit, and therefore have no impact on net income.

Direct expenses included compensation and other expenses directly related to conducting clinical studies.  These costs increased by $5.2 million to $14.8 million in 2002 from $9.6 million in 2001.  The increase in direct expenses resulted principally from the increase in personnel costs associated with a higher average size and number of Phase I through IV trials being conducted. Direct expenses as a percentage of net revenue were 60% for 2002 as compared to 52% for 2001. The increase was principally due to the mix of levels of personnel involved in the contracts performed, variations in the utilization of personnel and the mix of contracts being performed during each period. In addition, during the third quarter of 2002, we made an adjustment to cost and revenue estimates on a significant contract, the effect of which was to reduce income from operations by $564 thousand and to increase the ratio of direct expense to net revenue.

Selling, general, and administrative expenses included the salaries, wages and benefits of all administrative, financial and business development personnel and all other support expenses not directly related to specific contracts.  Selling, general and administrative expenses for 2002 were $5.1 million, or 21% of net revenue, as compared to $4.7 million, or 25% of net revenue, for 2001.  The increase of $475 thousand reflects increased staff expenses, rent and insurance expenses. The decrease as a percentage of net revenue reflects obtaining reimbursements for a larger portion of out-of-pocket expenses in 2002 as well as greater control over administrative expenses.

Depreciation and amortization expense increased to $643 thousand for 2002 from $522 thousand for 2001 as a result of additional purchases of office and computer equipment.

Income from operations of $4.1 million increased by $521 thousand, or 15%, primarily for the reasons noted in the preceding paragraphs.

Net interest expense for 2002 was $11 thousand compared to net interest expense of $56 thousand for 2001, a positive change of $45 thousand, largely the result of having a lower amount of capital leases and less short term indebtedness outstanding.

The effective income tax rate for 2002 and 2001 was 40% and 42%, respectively.  The decrease of 2% is largely the result of the ability to utilize carryforwards available as the result of prior losses generated outside the United States.

Net income for the year ended December 31, 2002 increased 21% to $2.5 million, or $0.19 per diluted share, as compared to $2.0 million, or $0.16 per diluted share for 2001, primarily for the reasons noted in the preceding paragraphs.

Year Ended December 31, 2001 Compared With Year Ended December 31, 2000

Net revenue for 2001 increased 53% to $18.4 million as compared to $12.0 million for 2000. The increase of $6.4 million resulted from new business awards and changes of scope as well as an increase in the average size and number of Phase I through IV trials being conducted. In 2001, there were approximately 27 clinical trials and other studies conducted as compared to 14 in 2000. New business awards and changes of scope in 2001 were $24.4 million as compared to $13.3 million in 2000. Net revenue from our three largest clients amounted to 85% of our net revenue, with the three largest clients representing 55%, 18%, and 12% of net revenue, respectively. For 2000, net revenue from our three largest clients amounted to 87% of our net revenue, with the three largest clients representing 63%, 16%, and 8% of net revenue, respectively.

Reimbursement revenue consisted of reimbursable out-of-pocket expenses incurred on behalf of our clients. Reimbursements are made at cost, without mark-up or profit, and therefore have no impact on net income.

Direct expenses included compensation and other expenses directly related to conducting clinical trials.  These costs increased by $3.2 million to $9.6 million in 2001 from $6.4 million in 2000.  The increase in expenses was attributable principally to the increased number of trials being conducted in 2001.  As a percentage of revenues, direct expenses decreased to 52% for the year ended December 31, 2001 from 53% for the year ended December 31, 2000.  The decrease in relative percent resulted from different cost structures of the clinical trials in the current year versus the prior year and different types of services requested by our clients.

Selling, general and administrative expenses included the salaries, wages and benefits of all administrative and business development personnel, and all other support expenses not directly related to specific contracts. Selling, general and administrative expenses for the year ended December 31, 2001 were $4.7 million as compared to $3.3 million for 2000.  The increase of $1.4 million reflected increased salary expenses of $697 thousand (primarily related to staff expansion), consulting and professional service fees of $371 thousand, our investment in the creation and administrative set-up of our European subsidiary of $170 thousand, as well as other miscellaneous expenses of $173 thousand associated with the growth of our infrastructure and training of our clinical operations staff.  As a percentage of net revenue, selling, general and administrative expenses decreased to 25% in 2001 from 27% in 2000.  This decrease resulted from our ability to spread our costs over greater net revenue, notwithstanding increased costs for 2001.

Depreciation and amortization increased to $522 thousand in 2001 from $413 thousand for the year ended December 31, 2000, resulting from additional purchases of equipment.

Income from operations of $3.5 million increased by $1.6 million, or 83%, primarily for the reasons noted in the preceding paragraphs.

Interest expense for 2001 was $56 thousand as compared to $31 thousand of interest income in 2000.  The reduction of income and resulting increase in expense of $88 thousand resulted from a higher level of periodic borrowings on our line of credit facility during 2001.

Income tax provision for the years ended December 31, 2001 and 2000 amounted to $1.5 million and $834 thousand, respectively, which represents an effective tax rate of 42% for both years.

Net income for the year ended December 31, 2001 increased 103% to $2.0 million, or $0.16 per diluted share, as compared to $1.0 million, or $0.08 per diluted share, for 2000, primarily for the reasons noted in the preceding paragraphs.

Liquidity and Capital Resources

The clinical research organization industry is generally not considered capital intensive. We expect to continue to fund our operations from existing cash resources, cash flow from operations and borrowings under our line of credit. We expect that our principal cash requirements on both a short and long-term basis will be for the funding of our operations and capital expenditures.  We expect to continue expanding our operations through internal growth, expansion of our existing services, continued expansion of our international operational capabilities, and the development of new products and services for the pharmaceutical, biotechnology and medical device industries.  We believe that our existing cash resources, cash generated from operations, and the borrowing availability under our line of credit will provide sufficient liquidity for the foreseeable future. However, in the event that we make significant acquisitions in the future, we may need to raise additional funds through additional borrowings or the issuance of debt or equity securities.

Our contracts usually require a portion of the contract amount to be paid at the time the contract is initiated.  Additional payments are generally made upon completion of negotiated performance milestones, or on a regularly scheduled basis, throughout the life of the contract.  Accordingly, cash receipts do not necessarily correspond to costs incurred and revenue recognized. For terminated studies, our contracts frequently entitle us to receive the costs of winding down the terminated project, as well as all fees earned by us up to the time of termination. Some contracts also entitle us to an early termination fee, usually in the form of a predetermined fee or percentage of revenue expected to be earned for completion of the project.

Net revenue is recognized on a proportional performance basis. We typically receive a low volume of large-dollar receipts.  As a result, the number of days net revenue outstanding in accounts receivable, costs and estimated earnings in excess of related billings, customer advances, and billings in excess of related costs will fluctuate due to the timing and size of billings and cash receipts.  At December 31, 2002, the net days revenue outstanding was 130 days compared to 121 days at December 31, 2001. Compared to December 31, 2001, accounts receivable increased $5.5 million to $7.6 million at December 31, 2002, primarily due to the timing of billings and progress payments for clinical trials.  Of the accounts receivable balance at December 31, 2002, less than 7% of the total was over 60 days past invoice date.

Compared to December 31, 2001, costs and estimated earnings in excess of related billings on uncompleted contracts increased $1.7 million to $9.0 million at December 31, 2002. The increase primarily represents timing differences between the net revenue recognized on the trials being managed and the billing milestones or payment schedules contained in the contracts with our clients. The balance at December 31, 2002 primarily consisted of 4 clinical trials, which individually constituted 34%, 14%, 13% and 9% of the balance. These clinical trials are expected to be completed during 2003 and 2004.  The increase in the liability account billings in excess of related costs and estimated earnings on uncompleted contracts of $1.6 million to $1.8 million as of December 31, 2002 from $195 thousand as of December 31, 2001, resulted from the addition of several contracts with billing schedules weighted toward the earlier phases of the study. The increase in customer advances of $730 thousand to $3.6 million as of December 31, 2002 from $2.9 million as of December 31, 2001, resulted primarily from additional customer advances for investigator payments on contracts signed in 2002.

Our net cash used by operating activities was $987 thousand for the year ended December 31, 2002, compared with net cash provided by operating activities of $3.5 million for the year ended December 31, 2001. The primary reason for this change was an increase in our accounts receivable and our costs and estimated earnings in excess of related billings on uncompleted contracts. Collections of accounts receivable and additional billings would be expected to have a positive impact on cash flow from operations in future periods. Net cash used by investing activities was $664 thousand for the year ended December 31, 2002, compared with net cash used by investing activities of $723 thousand for the year ended December 31, 2001. We purchased $664 thousand of equipment in 2002 as compared to $723 thousand in 2001.  Purchases in 2002 included software and hardware, including host servers and computers for our corporate office and field-based personnel. Net cash provided by financing activities was $300 thousand for the year ended December 31, 2002, compared with net cash provided by financing activities of $564 thousand for the year ended December 31, 2001. The primary reason for this change was the lower number of shares issued in 2002 in connection with warrants and the exercise of stock options by employees.

As a result of these cash flows, our cash and cash equivalents balance at December 31, 2002 was $2.1 million as compared to $3.5 million at December 31, 2001.

We maintain a demand line of credit with a bank under which maximum borrowings are the lesser of $2.5 million or 75% of eligible accounts receivable, as defined in the loan agreement, and bear interest at the bank’s Prime Rate.  The line of credit expires on June 30, 2003 and is expected to be renewed on comparable terms. Borrowings under the line of credit are secured by substantially all of our assets. Our agreement with the bank provides that we maintain a minimum tangible net worth of $9.0 million and a ratio of total liabilities to tangible net worth of not more than 1.25 to 1.00.  During the year ended December 31, 2002, we were in compliance with these covenants.  There were no borrowings under this facility at December 31, 2002, although there were borrowings and repayments during the year.

As of December 31, 2002, we did not have any off-balance sheet financing arrangements or any equity ownership interests in any variable interest entity or other minority owned ventures.

Contractual Obligations and Commitments

For 2002 we did not enter into any new capital lease obligations as compared to $73 thousand in new capital lease obligations in 2001. These leases were recorded as assets and in general were for personal computer and peripheral office equipment. We are committed under a number of non-cancelable operating leases, primarily related to office space and other office equipment.

The future minimum lease payments on our capital leases and our non-cancelable operating leases subsequent to December 31, 2002 are as follows:

	2003	2004	2005	2006	2007	Thereafter	Total

Obligations under capital leases	59,418	2,907	—	—	—	—	62,325
Operating leases	975,934	961,777	960,171	921,018	937,259	2,909,223	7,665,382

Total	$1,035,352	$964,684	$960,171	$921,018	$937,259	$2,909,223	$7,727,707

In 2003, we anticipate capital expenditures of approximately $250 - $400 thousand for leasehold improvements, software applications, workstations, personal computer equipment and related assets.

Inflation

We believe that the effects of inflation generally do not have a material adverse impact on our operations or financial condition.

Recently Issued Accounting Standards

In June 2001, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 141, “Business Combinations” and SFAS No. 142, “Goodwill and Other Intangible Assets.”  SFAS No. 141 requires that all business combinations initiated after June 30, 2001 be accounted for under the purchase method and addresses the initial recognition and measurement of goodwill and other intangible assets acquired in a business combination.  SFAS No. 142 addresses the initial recognition and measurement of intangible assets acquired outside of a business combination and the accounting for goodwill and other intangible assets subsequent to their acquisition.  SFAS No. 142 provides that intangible assets with finite useful lives be amortized and that goodwill and intangible assets with indefinite lives not be amortized, but will rather be tested at least annually for impairment.  Covalent adopted these Statements on January 1, 2002. Adoption of these statements did not have a material impact on our financial statements.

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

In August 2001, the FASB issued SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets.”  This Statement addresses the financial accounting and reporting for the impairment or disposal of long-lived assets.  This Statement superceded FASB SFAS No. 121, “Accounting for the Impairment of Long-Lived Assets.”  This Statement established a single accounting model, based on the framework established in SFAS No. 121, and resolves some of the implementation issues related to Statement 121.  SFAS No. 144 is effective for financial statements issued for fiscal years beginning after December 15, 2001, and interim periods within those fiscal years. Adoption of SFAS No. 144 did not have a material impact on our financial statements.

On January 1, 2002 we adopted Emerging Issues Task Force (EITF) No. 01-14, “Income Statement Characterization of Reimbursements Received for ‘Out-of-Pocket’ Expenses Incurred.” EITF No. 01-14 requires that in cases where the contractor acts as principal, reimbursements received for out-of-pocket expenses incurred be characterized as revenue and the associated costs be included as operating expenses in the statement of operations. As required by this rule, we also reclassified comparative financial information for the year ended December 31, 2001.  The implementation of this rule resulted in an increase by equal amounts in Total Revenue and Total Operating Expenses of $4.5 million and $1.6 million for the years ended December 31, 2002 and 2001, respectively. The implementation of this rule had no impact upon Net Income.

In April 2002, the FASB issued SFAS No. 145, “Rescission of FASB Statements No. 4, 44, and 64, Amendment of FASB Statement No. 13, and Technical Corrections.” SFAS No. 145 rescinds SFAS No. 4, “Reporting Gains and Losses from Extinguishment of Debt,” and an amendment of that Statement, and SFAS No. 64, “Accounting for Leases,” to eliminate an inconsistency between the required accounting for sale-leaseback transactions and the required accounting for certain lease modifications that have economic effects that are similar to sale-leaseback transactions. SFAS No. 145 also amends other existing authoritative pronouncements to make various technical corrections, clarify meanings, or describe their applicability under changed conditions. Adoption of SFAS No. 145 is not expected to have a material impact on our financial statements.

In July 2002, the FASB issued SFAS No. 146, “Accounting for Costs Associated with Exit or Disposal Activities.” SFAS No. 146 requires companies to recognize costs associated with exit or disposal activities when they are incurred rather than at the date of a commitment to an exit or disposal plan. Previous accounting guidance was provided by EITF No. 94-3, “Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs Incurred in a Restructuring).” SFAS No. 146 replaces EITF No. 94-3 and is to be applied prospectively to exit or disposal activities initiated after December 31, 2002. Adoption of SFAS No. 146 is not expected to have a material impact on our financial statements.

In November 2002, the EITF finalized its tentative consensus on EITF Issue 00-21, “Revenue Arrangements with Multiple Deliverables”, which provides guidance on the timing and method of revenue recognition for sales arrangements that include the delivery of more than one product or service. EITF 00-21 is effective prospectively for arrangements entered into in fiscal periods beginning after June 15, 2003. We are currently evaluating the impact of the adoption of this consensus on our financial statements.

In December 2002, the FASB issued SFAS No. 148, “Accounting for Stock-Based Compensation – Transition and Disclosure.” SFAS No. 148 amends SFAS No. 123 to provide for alternative methods of transition for a voluntary change to the fair value based method of accounting for stock-based employee compensation. SFAS No. 148 also requires disclosure of comparable information for all companies, regardless of whether they have adopted the fair value or intrinsic value method of accounting for stock-based employee compensation. SFAS No. 148 is effective for financial statements issued for fiscal years ending after December 15, 2002, and interim periods beginning after December 15, 2002. Adoption of SFAS No. 148 did not have a material impact on our financial statements, other than expanding our disclosures.

In January 2003, the FASB issued Interpretation No. 46, “Consolidation of Variable Interest Entities.” Interpretation No. 46 provides an interpretation of Accounting Research Bulletin No. 51, “Consolidated Financial Statements” with respect to the consolidation of variable interest entities.

Interpretation No. 46 requires existing unconsolidated variable interest entities to be consolidated by their primary beneficiaries if the entities do not effectively disperse risks among the parties involved. Interpretation No. 46 applies immediately to variable interest entities created after January 31, 2003 and, for variable interest entities created before February 1, 2003, it becomes applicable for fiscal years beginning after June 15, 2003. Adoption of Interpretation No. 46 is not expected to have a material impact on our financial statements.

ITEM 7.	FINANCIAL STATEMENTS

Our financial statements listed below are contained herein beginning at page F-1:

(a)	Financial Statements

	Independent Auditors’ Report	F-1

	Consolidated Statements of Operations	F-2

	Consolidated Balance Sheets	F-3

	Consolidated Statements of Stockholders’ Equity	F-4

	Consolidated Statements of Cash Flows	F-5

	Notes to Consolidated Financial Statements	F-6

(b)	Financial Statements Schedules

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

Information concerning Directors, Executive Officers, Promoters and Control Persons; Compliance with Section 16(a) of the Exchange Act, is incorporated herein by reference to the similarly titled section in our definitive proxy materials for our 2003 Annual Meeting of Stockholders.

ITEM 10.	EXECUTIVE COMPENSATION

Information concerning Executive Compensation is incorporated herein by reference to the similarly titled section in our definitive proxy materials for our 2003 Annual Meeting of Stockholders.

ITEM 11.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

Information concerning Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters is incorporated herein by reference to the similarly titled section in our definitive proxy materials for our 2003 Annual Meeting of Stockholders.

ITEM 12.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

Information concerning Certain Relationships and Related Transactions is incorporated herein by reference to the similarly titled section in our definitive proxy materials for our 2003 Annual Meeting of Stockholders.

ITEM 13.	EXHIBITS AND REPORTS ON FORM 8-K

(a)	Exhibits
	3.1	Certificate of Incorporation of Covalent Group, Inc., a Delaware corporation, filed with the Secretary of State of the State of Delaware on April 16, 2002. (1)
	3.2	Bylaws of Covalent Group, Inc., a Delaware corporation. (1)
	10.11	Covalent Group, Inc. 2002 Equity Incentive Plan. (2)
	10.12	Amended and Restated Covalent Group, Inc. 1996 Stock Incentive Plan. (3)
	10.13	1996 Stock Option Plan. (4)
	10.14	1995 Stock Option Plan. (5)
	10.21	Lease between Dean Witter Realty Income Partnership II and Covalent Group, Inc. dated November 14, 1996. (5)
	10.22	Fourth Amendment to Lease between FV Office Partners, L.P. (successor to Dean Witter Realty Income Partnership II) and Covalent Group, Inc. dated November 27, 2001. (6)
	10.23	Fifth Amendment to Lease between FV Office Partners, LP and Covalent Group, Inc. dated December 13, 2002.
	10.31	Loan Agreement with Wachovia Bank, National Association dated August 1, 2002.
	10.41	Form of Employment Agreement by and between Covalent Group, Inc. and Kenneth M. Borow, M.D. (7)
	10.42	Employment Agreement between Covalent Group, Inc. and Kenneth M. Borow, M.D.

	10.43	Form of Indemnification Agreement between Covalent Group, Inc., a Delaware Corporation, and its officers and directors. (8)
	21	Subsidiaries of the Registrant.
	23	Consent of Deloitte & Touche LLP.
	99.1	Certification pursuant to 18 U.S.C. § 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
	99.2	Certification pursuant to 18 U.S.C. § 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

(1)	Filed as an Exhibit on Form 8-K (No. 0-21145) filed with the Securities & Exchange Commission on July 2, 2002 and incorporated herein by reference.
(2)	Incorporated by reference to Appendix E of the Proxy Statement for the 2002 Annual Meeting of Stockholders.
(3)	Incorporated by reference to Annex A of the Proxy Statement for the 2000 Annual Meeting of Stockholders.
(4)	Incorporated by reference from the Proxy Statement for the 2000 Annual Meeting of Stockholders.
(5)	Filed as an Exhibit to our Annual Report on Form 10-KSB (No. 0-21145) filed with the Securities and Exchange Commission on March 30, 1998 and incorporated herein by reference.
(6)	Filed as an Exhibit to our Annual Report on Form 10-KSB (No. 0-21145) filed with the Securities and Exchange Commission on April 1, 2002 and incorporated herein by reference.
(7)	Incorporated by reference to Exhibit 99.6 to the Schedule 13D filed by Covalent Partners, LLC on November 10, 1999, as amended.
(8)	Filed as an Exhibit to our Quarterly Report on Form 10-QSB (No. 0-21145) filed with the Securities & Exchange Commission on August 13, 2002 and incorporated herein by reference.

(b)	Form 8-K

None.

ITEM 14.	CONTROLS AND PROCEDURES

(a)

Evaluation of Disclosure Controls and Procedures. The Company’s Chief Executive Officer and its Chief Financial Officer, after evaluating the effectiveness of the Company’s disclosure controls and procedures (as defined in Exchange Act Rule 13a-14(c) and 15d-14(c)) as of a date within 90 days of the filing date of this Annual Report on Form 10-KSB (the “Evaluation Date”), have concluded that as of the Evaluation Date, the Company’s disclosure controls and procedures were adequate and effective to ensure that material information relating to the Company and its consolidated subsidiaries would be made known to them by others within those entities, particularly during the period in which this Annual Report on Form 10-KSB was being prepared.

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

COVALENT GROUP, INC.
CONSOLIDATED FINANCIAL STATEMENTS
YEARS ENDED DECEMBER 31, 2002 AND 2001

INDEPENDENT AUDITORS’ REPORT

The Board of Directors and Stockholders of:
Covalent Group, Inc.
Wayne, Pennsylvania

We have audited the accompanying consolidated balance sheets of Covalent Group, Inc. and subsidiaries (the “Company”) as of December 31, 2002 and 2001, and the related consolidated statements of operations, stockholders’ equity, and cash flows for the years then ended.  These financial statements are the responsibility of the Company’s management.  Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of Covalent Group, Inc. and subsidiaries as of December 31, 2002 and 2001, and the results of their operations and their cash flows for the years then ended, in conformity with accounting principles generally accepted in the United States of America.

/s/ DELOITTE & TOUCHE LLP

Philadelphia, Pennsylvania March 10, 2003

Covalent Group, Inc.
Consolidated Statements Of Operations

	Year Ended December 31,

	2002	2001

Net revenue	$24,677,061	$18,353,481
Reimbursement revenue	4,510,425	1,593,172

Revenues	$29,187,486	$19,946,653

Operating Expenses
Direct	14,817,692	9,611,407
Reimbursement out-of-pocket expenses	4,510,425	1,593,172
Selling, general and administrative	5,146,286	4,671,212
Depreciation and amortization	642,833	521,811

Total Operating Expenses	25,117,236	16,397,602

Income from Operations	4,070,250	3,549,051
Net Interest Expense	(10,601)	(56,454)

Income before Income Taxes	4,059,649	3,492,597
Income Tax Provision	1,605,335	1,457,964

Net Income	$2,454,314	$2,034,633

Net Income per Common Share
Basic	$0.19	$0.16
Diluted	$0.19	$0.16
Weighted Average Common and Common Equivalent Shares Outstanding
Basic	12,591,229	12,420,388
Diluted	13,199,483	12,962,628

The accompanying notes are an integral
part of these consolidated financial statements

Covalent Group, Inc.
Consolidated Balance Sheets

	December 31,

	2002	2001

Assets
Current Assets
Cash and cash equivalents	$2,121,439	$3,454,543
Restricted cash	419,791	652,047
Accounts receivable	7,586,575	2,092,854
Prepaid expenses and other	380,404	297,202
Costs and estimated earnings in excess of related billings on uncompleted contracts	9,024,854	7,317,942

Total Current Assets	19,533,063	13,814,588

Property and Equipment, Net	1,281,149	1,260,197
Other Assets	22,265	38,070

Total Assets	$20,836,477	$15,112,855

Liabilities and Stockholders’ Equity
Current Liabilities
Accounts payable	$2,755,520	$1,582,248
Accrued expenses	403,735	561,600
Income tax payable	111,646	628,898
Obligations under capital leases	59,418	66,668
Billings in excess of related costs and estimated earnings on uncompleted contracts	1,817,697	195,122
Customer advances	3,612,856	2,882,360

Total Current Liabilities	8,760,872	5,916,896

Long Term Liabilities
Obligations under capital leases	2,907	62,325
Deferred income taxes	344,225	244,225

Total Long Term Liabilities	347,132	306,550

Total Liabilities	9,108,004	6,223,446

Commitments and Contingencies (Note 14)
Stockholders’ Equity
Common stock, $.001 par value, 25,000,000 shares authorized: 12,664,583 and 12,502,713 shares issued, respectively	12,665	12,503
Additional paid-in capital	10,887,759	10,521,132
Retained earnings (accumulated deficit)	852,021	(1,602,293)
Accumulated other comprehensive income	26,344	8,383

	11,778,789	8,939,725
Less: Treasury stock, at cost, 12,500 shares	(50,316)	(50,316)

Total Stockholders’ Equity	11,728,473	8,889,409

Total Liabilities and Stockholders’ Equity	$20,836,477	$15,112,855

The accompanying notes are an integral part of these consolidated financial statements.

COVALENT GROUP, INC.
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

	Number of Common Shares	Par Value	Additional Paid-In Capital	Retained Earnings (Accum. Deficit)	Accum. Other Comprehensive Income (Loss)	Treasury Stock at Cost	Total Stockholders’ Equity

Balance at December 31, 2000	12,213,309	$12,213	$9,915,656	$(3,636,926)	$(595)	$(50,316)	$6,240,032
Comprehensive income:
Net income				2,034,633			2,034,633
Foreign currency transaction adjustment					8,978		8,978

Total comprehensive income							2,043,611
Issuance of common shares - exercise of stock options	189,404	190	330,576				330,766
Exercise of stock warrants	100,000	100	274,900				275,000

Balance at December 31, 2001	12,502,713	$12,503	$10,521,132	$(1,602,293)	$8,383	$(50,316)	$8,889,409
Comprehensive income:
Net income				2,454,314			2,454,314
Foreign currency transaction adjustment					17,961		17,961

Total comprehensive income							2,472,275
Issuance of common shares - exercise of stock options	161,870	162	366,627				366,789

Balance December 31, 2002	12,664,583	$12,665	$10,887,759	$852,021	$26,344	$(50,316)	$11,728,473

The accompanying notes are an integral
part of these consolidated financial statements.

Covalent Group, Inc.
Consolidated Statements of Cash Flows

	Year Ended December 31

	2002	2001

Operating Activities:
Net income	$2,454,314	$2,034,633
Adjustments to reconcile net income to net cash provided by operating activities
Depreciation and amortization	642,833	521,811
Changes in assets and liabilities
(Increase) decrease in -
Restricted cash	232,256	(39,525)
Accounts receivable	(5,493,721)	(440,367)
Prepaid expenses and other	(83,202)	(189)
Costs and estimated earnings in excess of related billings on uncompleted contracts	(1,706,912)	(1,768,485)
Other assets	15,805	(3,997)
Deferred income taxes	100,000	323,186
Increase (decrease) in -
Accounts payable	1,173,272	1,129,605
Accrued expenses	(157,865)	119,599
Income taxes payable	(517,252)	(91,362)
Billings in excess of related costs and estimated earnings on uncompleted contracts	1,622,575	(336,519)
Customer advances	730,496	2,068,386

Net Cash (Used)/Provided by Operating Activities	(987,401)	3,516,776

Investing Activities:
Purchases of property and equipment	(663,785)	(722,566)

Net Cash Used by Investing Activities	(663,785)	(722,566)

Financing Activities:
Principal repayments of obligations under capital leases	(66,668)	(41,388)
Proceeds from exercise of stock options and warrants	366,789	605,766

Net Cash Provided by Financing Activities	300,121	564,378

Effect of Exchange Rate Changes on Cash and Cash Equivalents	17,961	8,978
Net Increase (Decrease) In Cash and Cash Equivalents	(1,333,104)	3,367,566
Cash and Cash Equivalents, Beginning of Period	3,454,543	86,977

Cash and Cash Equivalents, End of Period	$2,121,439	$3,454,543

The accompanying notes are an integral
part of these consolidated financial statements.

Covalent Group, Inc.
Notes To Consolidated Financial Statements

1.	DESCRIPTION OF BUSINESS:

In this discussion, the terms, “Company”, “we”, “us”, and “our”, refer to Covalent Group, Inc. and subsidiaries, except where it is made clear otherwise.

We are a clinical research organization who is a leader in the design and management of complex clinical trials for the pharmaceutical, biotechnology and medical device industries. Our mission is to provide our clients with high quality, full-service support for their clinical trials. We offer therapeutic expertise, experienced team management and advanced technologies. Our headquarters is based in Wayne, Pennsylvania and our International operations are in Guildford, Surrey, United Kingdom.

Our clients consist of many of the largest companies in the pharmaceutical, biotechnology and medical device industries. From protocol design and clinical program development, to proven patient recruitment, to managing the regulatory approval process, we have the resources to directly implement or manage Phase I through IV clinical trials and to deliver clinical programs on time and within budget. We have clinical trial experience across a wide variety of therapeutic areas such as cardiovascular, endocrinology/metabolism, diabetes, neurology, oncology, immunology, vaccines, infectious diseases, gastroenterology, dermatology, hepatology, womens’ health and respiratory medicine. We have the capacity and expertise to conduct clinical trials on a global basis. We are currently managing studies in 19 countries, including the United States, Canada, Western and Eastern Europe, the Middle East, South Africa, Australia and Scandinavia.

In November 2000, we established Covalent Group, Ltd., a wholly-owned subsidiary in the United Kingdom, to support existing contracts on clinical trials and expand our presence internationally. We were incorporated in August 1989 in Nevada and in June 2002, the Company changed its state of incorporation to Delaware.

2.	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES:

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

Restricted Cash

We received advance payments from one of our clients as part of a long-term contract, which includes a separate restricted cash account to be utilized for payment of investigator fees.  As of December 31, 2002 and 2001, this restricted cash amount was $420 thousand and $652 thousand, respectively. This amount is also included in customer advances in the accompanying balance sheets.

Revenue Recognition

The majority of our net revenue is recognized from fixed-price contracts on a proportional performance basis. To measure the performance, we compare actual direct costs incurred to estimated total contract direct costs, which is the best indicator of the performance of the contract obligations as the costs relate to the labor hours incurred to perform the service. Total direct costs are incurred for each contract and compared to estimated total direct costs for each contract to determine the percentage of the contract that is completed. This percentage is multiplied by the estimated total contract value to determine the amount of net revenue recognized. A formal project review process takes place quarterly although most projects are evaluated on an ongoing basis. Management reviews the estimated total direct costs on each contract to determine if estimated amounts are correct, and estimates are adjusted as needed. If we determine that a loss will result from the performance of a fixed-price contract, the entire amount of the estimated loss is charged against income in the period in which such determination is made. Because of the inherent uncertainties in estimating direct costs required to complete a project, particularly complex, multi-year studies, it is possible that the estimates used will change and could result in a material change to our estimates.  Original estimates might also be changed due to changes in the scope of work. We attempt to negotiate contract amendments with the client to cover these services provided outside the terms of the original contract.  There can be no assurance that the client will agree to the proposed amendments, and we ultimately bear the risk of cost overruns. For terminated studies, our contracts frequently entitle us to receive the costs of winding down the terminated project, as well as all fees earned by us up to the time of termination. Some contracts also entitle us to an early termination fee, usually in the form of a predetermined fee or percentage of revenue expected to be earned for completion of the project.

Costs and estimated earnings in excess of related billings on uncompleted contracts represents net revenue recognized to date that is currently unbillable to the client pursuant to contractual terms.  In general, amounts become billable upon the achievement of milestones or in accordance with predetermined payment schedules set forth in the contracts with our clients. Billings in excess of related costs and estimated earnings on uncompleted contracts represent amounts billed in excess of net revenue recognized at the balance sheet date.

Reimbursable Out-of-Pocket Expenses

On behalf of our clients, we pay fees to investigators and other out-of-pocket costs for which we are reimbursed at cost, without mark-up or profit.  Effective January 1, 2002, in connection with the required implementation of Financial Accounting Standards Board Emerging Issues Task

Force Rule No. 01-14 (“EITF 01-14”), “Income Statement Characterization of Reimbursements Received for ‘Out-of-Pocket’ Expenses Incurred”, out-of-pocket costs are now included in Operating Expenses, while the reimbursements received are reported separately as Reimbursement Revenue in the Consolidated Statements of Operations.

As is customary in the industry, we exclude from revenue and expense in the Consolidated Statement of Operations fees paid to investigators and the associated reimbursement since we act as agent on behalf of our clients with regard to investigators. These investigator fees are not reflected in our Net Revenue, Reimbursement Revenue, Reimbursement Out-of-Pocket Expenses, and/or Direct Expenses. The amounts of these investigator fees were $8.1 million and $4.7 million for the years ended December 31, 2002 and 2001, respectively.

Accounts Receivable

Accounts receivable and costs and estimated earnings in excess of related billings on completed contracts represent amounts due from our customers who are concentrated primarily in the pharmaceutical, biotechnology and medical device industries. Included in accounts receivable are amounts due from customers in connection with unbilled out-of-pocket pass-through costs in the amount of $947 thousand as of December 31, 2002 and $677 thousand as of December 31, 2001.

Concentration of Credit Risk

Our accounts receivable and costs and estimated earnings in excess of related billings on uncompleted contracts are concentrated with a small number of companies within the pharmaceutical, biotechnology and medical device industries. The significant majority of this exposure is to large, well established firms. Credit losses have historically been minimal. As of December 31, 2002, the total of accounts receivable and costs and estimated earnings in excess of related billings on uncompleted contracts was $16.6 million. Of this amount, the exposure to our three largest clients was 89% of the total, with the three largest clients representing 41%, 40%, and 8% of total exposure, respectively. As of December 31, 2001, the total of accounts receivable and costs and estimated earnings in excess of related billings on uncompleted contracts was $9.4 million. Of this amount, the exposure to our three largest clients was 97% of the total, with the three largest clients representing 73%, 23%, and 1% of total exposure, respectively.

Financial Instruments

The fair value of cash and cash equivalents, restricted cash, accounts receivable, costs and estimated earnings in excess of related billings on uncompleted contracts, accounts payable, accrued expenses and billings in excess of related costs and estimated earnings on uncompleted contracts are not materially different than their carrying amounts as reported at December 31, 2002 and December 31, 2001.

As of December 31, 2002, the Company was not a counterparty to any forward foreign exchange contracts or any other transaction involving a derivative financial instrument.

Property and Equipment

Property and equipment are recorded at cost. Depreciation is provided using the straight-line method over the estimated useful lives of the assets, which range from 3 to 7 years for equipment and furniture and fixtures and the remaining lease term for leasehold improvements and assets under capital lease.  Depreciation and amortization for the years ended December 31, 2002 and 2001 was $643 thousand and $522 thousand, respectively.  Expenditures for maintenance and repairs are charged to expense as incurred.  When assets are sold or retired, the cost and accumulated depreciation are removed from the accounts, and any gain or loss is included in income.

Operating Expenses

Direct expenses include amounts incurred during the period that are directly related to the management or completion of a clinical trial or related project and generally include direct labor and related benefit charges, other direct costs and certain allocated expenses.  Direct costs as a percentage of net revenues tend to fluctuate from one period to another, as a result of changes in the mix of services provided and the various studies conducted during any time period.  Selling, general and administrative expenses include the salaries, wages and benefits of all administrative, finance and business development personnel, and all other support expenses not directly related to specific contracts.

Stock-Based Compensation

The company has adopted equity incentive plans that provide for the granting of stock options to employees, directors, advisors and consultants. We account for grants of options to employees and directors under these plans applying the intrinsic value method provided for in Accounting Principles Board (“APB”) Opinion No. 25 “Accounting for Stock Issued to Employees” and related interpretations. No stock-based compensation expense is reflected in net income as all options granted under the plan had an exercise price equal to the market value of the underlying common stock on the date of the grant.  In addition to APB Opinion No. 25, we provide the disclosures required by SFAS No. 123 “Accounting for Stock-Based Compensation” and by SFAS No. 148 “Accounting for Stock-Based Compensation – Transition and Disclosure.” See Note 9.

The following table illustrates the effect on net income and earnings per share if the Company had applied the fair value recognition provisions of SFAS No. 123, “Accounting for Stock-Based Compensation” to stock-based employee compensation:

	Years Ended December 31

	2002	2001

Net Income - as reported	$2,454,314	$2,034,633
Deduct: Pro forma stock-based compensation expense determined under the fair value method, net of related tax effects	(860,285)	(1,227,773)

Pro forma Net Income	$1,594,029	$806,860

Net Income Per Share
Basic - as reported	$0.19	$0.16
Basic - pro forma	$0.13	$0.06
Diluted - as reported	$0.19	$0.16
Diluted - pro forma	$0.12	$0.06

Foreign Currency Translations

Assets and liabilities of the Company’s international operations are translated into U.S. dollars at exchange rates in effect on the balance sheet date and equity accounts are translated at historical exchange rates. Revenue and expense items are translated at average exchange rates in effect during the year. Gains or losses from translating foreign currency financial statements are recorded in other comprehensive income. The cumulative translation adjustment included in other comprehensive income for the years ended December 31, 2002 and December 31, 2001 was $18 thousand and $9 thousand, respectively.

Income Taxes

Income taxes are computed using the asset and liability approach, which requires the recognition of deferred tax assets and liabilities for the expected future tax consequences of events that have been recognized in the Company’s financial statements or tax returns. In estimating future tax consequences, the Company generally considers all expected future events other than enactment of changes in tax law or rates. If it is more likely than not that some portion or all of a deferred tax asset will not be realized, a valuation allowance is recorded.

Earnings Per Share

Earnings per share is calculated in accordance with SFAS No. 128, “Earnings Per Share.” Basic earnings per share is computed by dividing net income for the period by the weighted average number of common shares outstanding during the period. Diluted earnings per share is computed by dividing net income by the weighted average number of common shares plus the dilutive effect of warrants and outstanding stock options under the Company’s equity incentive plans.

Supplemental Cash Flow Information

Cash paid for income taxes for the years ended December 31, 2002 and 2001 was approximately $2.0 million and $1.2 million, respectively.  Cash paid for interest for the year ended December 31, 2001 was approximately $56 thousand while cash interest income for the year ended December 31, 2002 was approximately $4 thousand.  We entered into capital leases with obligations totaling $0 and $73 thousand during the years ended December 31, 2002 and 2001, respectively.

Reclassifications

Certain prior year balances have been reclassified to conform to the current year presentation.

Recently Issued Accounting Standards

In June 2001, the FASB issued SFAS No. 141, “Business Combinations” and SFAS No. 142, “Goodwill and Other Intangible Assets.”  SFAS No. 141 requires that all business combinations initiated after June 30, 2001 be accounted for under the purchase method and addresses the initial recognition and measurement of goodwill and other intangible assets acquired in a business combination.  SFAS No. 142 addresses the initial recognition and measurement of intangible assets acquired outside of a business combination and the accounting for goodwill and other intangible assets subsequent to their acquisition.  SFAS No. 142 provides that intangible assets with finite useful lives be amortized and that goodwill and intangible assets with indefinite lives not be amortized, but will rather be tested at least annually for impairment. Covalent adopted these Statements on January 1, 2002. Adoption of these statements did not have a material impact on our financial statements.

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

In August 2001, the FASB issued SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets.”  This Statement addresses the financial accounting and reporting for the impairment or disposal of long-lived assets.  This Statement superceded SFAS No. 121, “Accounting for the Impairment of Long-Lived Assets.”  This Statement establishes a single accounting model, based on the framework established in SFAS No. 121, and resolves some of the implementation issues related to Statement 121.  SFAS No. 144 is effective for financial statements issued for fiscal years beginning after December 15, 2001, and interim periods within those fiscal years. Adoption of SFAS No. 144 did not have a material impact on our financial statements.

On January 1, 2002 we adopted Emerging Issues Task Force (EITF) No. 01-14, “Income Statement Characterization of Reimbursements Received for ‘Out-of-Pocket’ Expenses Incurred.” EITF No. 01-14 requires that in cases where the contractor acts as principal, reimbursements received for out-of-pocket expenses incurred be characterized as revenue and the associated costs be included as operating expenses in the statement of operations. As required by this rule, we also reclassified comparative financial information for the year ended December 31, 2001.  The implementation of this rule resulted in an increase by equal amounts in Total Revenue and Total Operating Expenses of $4.5 million and $1.6 million for the years ended December 31, 2002 and 2001, respectively. The implementation of this rule had no impact upon Net Income.

In April 2002, the FASB issued SFAS No. 145, “Rescission of FASB Statements No. 4, 44, and 64, Amendment of FASB Statement No. 13, and Technical Corrections.” SFAS No. 145 rescinds SFAS No. 4, “Reporting Gains and Losses from Extinguishment of Debt,” and an amendment of that Statement, and SFAS No. 64, “Accounting for Leases,” to eliminate an inconsistency between the required accounting for sale-leaseback transactions and the required accounting for certain lease modifications that have economic effects that are similar to sale-leaseback transactions. SFAS also amends other existing authoritative pronouncements to make various technical corrections, clarify meanings, or describe their applicability under changed conditions. Adoption of SFAS No. 145 is not expected to have a material impact on our financial statements.

In July 2002, the FASB issued SFAS No. 146, “Accounting for Costs Associated with Exit or Disposal Activities.” SFAS No. 146 requires companies to recognize costs associated with exit or disposal activities when they are incurred rather than at the date of a commitment to an exit or disposal plan. Previous accounting guidance was provided by EITF No. 94-3, “Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs Incurred in a Restructuring).” SFAS No. 146 replaces EITF No. 94-3 and is to be applied prospectively to exit or disposal activities initiated after December 31, 2002. Adoption of SFAS No. 146 is not expected to have a material impact on our financial statements.

In November 2002, the EITF finalized its tentative consensus on EITF Issue 00-21, “Revenue Arrangements with Multiple Deliverables”, which provides guidance on the timing and method of revenue recognition for sales arrangements that include the delivery of more than one product or service. EITF 00-21 is effective prospectively for arrangements entered into in fiscal periods beginning after June 15, 2003. We are currently evaluating the impact of the adoption of this consensus on our financial statements.

In December 2002, the FASB issued SFAS No. 148, “Accounting for Stock-Based Compensation – Transition and Disclosure.” SFAS No. 148 amends SFAS No. 123 to provide for alternative methods of transition for a voluntary change to the fair value based method of accounting for stock-based employee compensation. SFAS No. 148 also requires disclosure of comparable information for all companies, regardless of whether they have adopted the fair value or intrinsic value method of accounting for stock-based employee compensation. SFAS No. 148 is effective for financial statements issued for fiscal years ending after December 15, 2002, and interim periods beginning after December 15, 2002. Adoption of SFAS No. 148 did not have a material impact on our financial statements, other than expanding our disclosures.

In January 2003, the FASB issued Interpretation No. 46, “Consolidation of Variable Interest Entities.” Interpretation No. 46 provides an interpretation of Accounting Research Bulletin No. 51, “Consolidated Financial Statements” with respect to the consolidation of variable interest entities. Interpretation No. 46 requires existing unconsolidated variable interest entities to be consolidated by their primary beneficiaries if the entities do not effectively disperse risks among the parties involved. Interpretation No. 46 applies immediately to variable interest entities created after January 31, 2003 and, for variable interest entities created before February 1, 2003, it becomes applicable for fiscal years beginning after June 15, 2003. Adoption of Interpretation No. 46 is not expected to have a material impact on our financial statements.

3.	PROPERTY & EQUIPMENT:

	December 31,

	2002	2001

Property & equipment consists of the following:
Equipment	$2,664,968	$2,526,494
Furniture & fixtures	530,585	307,087
Leasehold improvements	168,622	128,702
Equipment under capital lease	193,265	193,264

	3,557,440	3,155,547
Accumulated depreciation	(2,276,291)	(1,895,350)

Property and equipment, net	$1,281,149	$1,260,197

4.	PREPAID EXPENSES AND OTHER:

Prepaid expenses and other includes loans to employees at December 31, 2002 and 2001 of approximately $61 thousand and $81 thousand, respectively.

5.	INCOME TAXES:

The components of the income tax provision are as follows:

	Years Ended December 31,

	2002	2001

Current:
Federal	$1,260,625	$1,016,432
State	244,710	197,307

	1,505,335	1,213,739

Deferred:
Federal	83,744	204,523
State	16,256	39,702

	100,000	244,225

	$1,605,335	$1,457,964

Income tax expense differs from the amount currently payable because certain expenses, primarily depreciation and accruals, are reported in different periods for financial reporting and income tax purposes.

The federal statutory income tax rate is reconciled to the effective income tax rate as follows:

	Years Ended December 31,

	2002	2001

Federal statutory rate	34.0%	34.0%
State income taxes, net of federal benefit	4.2	4.4
Other	1.2	3.3

	39.4%	41.7%

The components of the net current and long-term deferred tax assets and liabilities, measured under SFAS No. 109, are as follows:

	December 31,

	2002	2001

Deferred tax assets -
Long term contract revenue	$82,467	$202,061
Investment valuation	96,679	96,628
Other	68,857	0

	248,003	298,689

Deferred tax liabilities-
Depreciation	(144,902)	(92,791)
Reserve	(447,326)	(447,329)
Other	0	(2,794)

	(592,228)	(542,914)

Net deferred tax (liability) asset	$(344,225)	$(244,225)

6.	LINE OF CREDIT:

We maintain a demand line of credit with a bank under which maximum borrowings are the lesser of $2.5 million or 75% of eligible accounts receivable, as defined in the loan agreement, and bear interest at the bank’s Prime Rate.  The line of credit was renewed on August 1, 2002 and expires on June 30, 2003. Borrowings under the line of credit are secured by substantially all of our assets. Our agreement with the bank provides that we maintain a minimum tangible net worth of $9.0 million and a ratio of total liabilities to tangible net worth of not more than 1.25 to 1.00.  For the year ended December 31, 2002, we were in compliance with these covenants. There were no borrowings under this facility at December 31, 2002 or December 31, 2001, although there were borrowings and repayments during both years.

7.	EARNINGS PER SHARE:

Earnings per share is calculated in accordance with SFAS No. 128, “Earnings Per Share.” Basic earnings per share is computed by dividing net income for the period by the weighted average number of common shares outstanding during the period. Diluted earnings per share is computed by dividing net income by the weighted average number of common shares plus the dilutive effect of outstanding stock options under the Company’s equity incentive plans.

The following table provides a summary of the shares used in calculating basic and diluted earnings per share:

	Years Ended December 31,

	2002	2001

Net income	$2,454,314	$2,034,633

Weighted average number of common shares outstanding used in computing basic earnings per share	12,591,229	12,420,338
Dilutive effect of stock options and warrants outstanding	608,254	542,240
Weighted average shares used in computing diluted earnings per share	13,199,483	12,962,628

Basic earnings per share	$0.19	$0.16
Diluted earnings per share	$0.19	$0.16

8.	STOCKHOLDERS’ EQUITY:

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

Treasury Stock

We have 12,500 common shares in treasury. The shares are valued using the cost method of accounting for treasury stock.

9.	STOCK-BASED COMPENSATION:

The company has adopted equity incentive plans that provide for the granting of stock options to employees, directors, advisors and consultants. We account for grants of options to employees and directors under these plans applying the intrinsic value method provided for in Accounting Principles Board (“APB”) Opinion No. 25 “Accounting for Stock Issued to Employees” and related interpretations. No stock-based compensation expense is reflected in net income as all options granted under the plan had an exercise price equal to the market value of the underlying common stock on the date of the grant.  In addition to APB Opinion No. 25, we provide the disclosures required by SFAS No. 123 “Accounting for Stock-Based Compensation” and by SFAS No. 148 “Accounting for Stock-Based Compensation – Transition and Disclosure.” See Note 2 for disclosure of Pro Forma Net Income and Net Income Per Share.

For purposes of determining the pro forma amounts in Note 2, the fair value of each option grant is estimated on the date of grant using the Black-Scholes option pricing model with the following assumptions:

	Years Ended December 31,

	2002	2001

Risk - free interest rate	2.61% - 4.74%	3.50% - 5.75%
Expected dividend yield	—	—
Expected life	5 years	5 years
Expected volatility	58%	87%

Based upon the above assumptions, the weighted average fair value of the stock options granted for the years ended December 31, 2002 and 2001 was $1.82 and $1.60, respectively.  As of December 31, 2002, the weighted average remaining contractual life of stock options outstanding was 2.6 years.  Because additional option grants are expected to be made each year, the above pro forma disclosures are not representative of pro forma effects on reported net income for future years.

2002 Equity Incentive Plan

In March 2002, the Board of Directors approved the 2002 Equity Incentive Plan, which was approved by the shareholders in June 2002. Upon adoption, a total of 1,000,000 shares were available for grant under this plan.  The plan provides for the granting of incentive and non-qualified stock options for the purchase of shares of common stock to directors, officers, employees, advisors and consultants, as defined under the provisions of the plan.

1996 Equity Incentive Plan

The Company’s 1996 Stock Incentive Plan and 1995 Stock Option Plan provide for the granting of incentive and non-qualified stock options for the purchase of shares of common stock to directors, officers, employees and consultants, as defined under the provisions of the plans.  The 1996 Stock Incentive Plan was amended in 2000 to increase the number of common shares available for grant from 2,500,000 to 3,000,000.  The stock incentive plan provides for the granting of incentive and non-qualified stock options for the purchase of shares of common stock to directors, employees and non-employee consultants, as defined under the provisions of the plan.

Aggregate stock option activities for all plans for the years ended December 31, 2002 and December 31, 2001 were as follows:

	Number of Shares	Range of Exercise Prices Per Share	Weighted Average Exercise Price Per Share

Options outstanding at December 31, 2000	2,134,300	$0.69 - 4.88	$2.74
Granted	903,400	1.63 – 3.50	2.55
Exercised	(189,400)	0.69 – 2.86	1.75
Canceled	(420,200)	1.56 – 4.88	3.61

Options outstanding at December 31, 2001	2,428,100	$0.69 – 4.47	$2.56
Granted	394,175	2.05 – 4.49	3.37
Exercised	(161,870)	1.25 – 4.38	2.25
Canceled	(256,133)	0.69 – 4.38	2.93

Options outstanding at December 31, 2002	2,404,272	$0.69 – 4.49	$2.68

Exercisable options outstanding at:
December 31, 2001	1,332,575	$0.69 - 4.47	$2.26
December 31, 2002	1,403,920	$0.69 – 4.49	$2.33

The following table summarizes information regarding stock options outstanding at December 31, 2002:

Options Outstanding				Options Exercisable

Range of Exercise Prices	Number Outstanding at December 31, 2002	Weighted Average Remaining Contractual Life in Years	Weighted Average Exercise Price per Share	Number Exercisable at December 31, 2002	Weighted Average Exercise Price

$0.69	502,500	0.6	$0.69	502,500	$0.69
1.25 - 1.80	5,500	3.0	1.75	2,500	1.69
1.94	165,200	3.0	1.94	71,380	1.94
2.00 - 2.51	301,575	2.8	2.29	166,600	2.26
2.55 - 2.95	482,597	3.9	2.80	164,600	2.80
2.98 - 3.90	259,000	4.0	3.50	111,600	3.37
4.00 - 4.49	687,900	2.3	4.08	384,740	4.06

	2,404,272	2.6	$2.68	1,403,920	$2.33

As of December 31, 2002, there were 1,017,474 stock options available for grant under our stock option plans.

10.	EMPLOYEE BENEFIT PLAN:

The Company sponsors a 401(k) retirement savings plan that is available to substantially all its U.S. based full-time employees who elect to participate. Effective January 1, 2003, the Company provides a matching contribution equal to 50% on the first 2% of the participant’s compensation (excluding bonus payments). Matching contributions are determined each payroll period. The matching contribution is credited to the participant using a graded vesting schedule with six or more years of service required to become fully vested. The method for crediting vesting service is the plan year.

11.	SEGMENT DISCLOSURES:

The Company has adopted the provisions of SFAS No. 131, “Disclosures About Segments of an Enterprise and Related Information” which establishes standards for reporting business segment information. The Company operates predominantly in the clinical research industry providing a broad range of clinical research services on a global basis to the pharmaceutical, biotechnology and medical device industries.

The following table summarizes the distribution of net revenue and contracts with significant clients:

	Year Ended December 31, 2002		Year Ended December 31, 2001

	Percentage of Revenues	Number of Contracts	Percentage of Revenues	Number of Contracts

Client A	46%	14	18%	8
Client B	30%	4	55%	4
Client C	10%	3	12%	3

Top Three Clients	86%	21	85%	15

The significant clients above represented 94% and 99%, respectively, of the balance of cost and estimated earnings in excess of related billings on uncompleted contracts at December 31, 2002 and 2001.

12.	CAPITAL AND OPERATING LEASE COMMITMENTS:

We did not enter into any new capital lease obligations during 2002. Leased equipment accounted for as a capital lease at December 31, 2002 totaled $193,265 with associated accumulated amortization of $132,382.

Future minimum lease payments on capital lease obligations at December 31, 2002 are as follows:

For the year ending December 31:
2003	$62,551
2004	2,941
2005 and beyond	0

Total	$65,492
Less amount representing interest	3,167

Present value of capital lease payments	$62,325

We are committed under a number of non-cancelable operating leases, primarily related to office space and other office equipment.  Total lease expense was $695 thousand for the year ended December 31, 2002 and $470 thousand for the year ended December 31, 2001.

Future minimum lease payments on operating lease commitments at December 31, 2002 are as follows:

	2003	2004	2005	2006	2007	Thereafter	Total

Operating Leases	$975,934	$961,777	$960,171	$921,018	$937,259	$2,909,223	$7,665,382

13.	QUARTERLY FINANCIAL DATA (UNAUDITED):

	For the Quarter Ended

	March 31	June 30	September 30	December 31	TOTAL

2002
Net Revenue	$5,444,561	$6,195,726	$6,001,436	$7,035,338	$24,677,061
Income From Operations	1,082,409	1,239,329	573,194	1,175,318	4,070,250
Net Income	631,474	773,067	380,137	669,636	2,454,314
Net Income Per Common Share
Basic	$0.05	$0.06	$0.03	$0.05	$0.19
Diluted	$0.05	$0.06	$0.03	$0.05	$0.19
2001
Net Revenues	$3,755,129	$4,761,702	$4,564,275	$5,272,375	$18,353,481
Income From Operations	678,607	1,175,368	625,643	1,069,433	3,549,051
Net Income	402,489	652,631	349,310	630,203	2,034,633
Net Income Per Common Share
Basic	$0.03	$0.05	$0.03	$0.05	$0.16
Diluted	$0.03	$0.05	$0.03	$0.05	$0.16

14.	COMMITMENTS AND CONTINGENCIES:

We have entered into an employment agreement with one of our officers that calls for specified minimum annual compensation of $325,000 per year over a three-year period and includes provisions for continuation of salary upon termination as defined in the agreement.

The Company is involved in litigation and other legal matters which have arisen in the normal course of business. Although the ultimate results of these matters are not currently determinable, management does not expect that they will have a material adverse effect on the Company’s consolidated financial position, results of operations or cash flows.

The contract research organization industry is subject to legislation and regulations that are revised or amended on an on-going basis.  The impact of complying with such legislation and regulations could materially affect our business.

SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

COVALENT GROUP, INC.

Dated: March 19, 2003

	By:	/s/ KENNETH M. BOROW, M.D.

Kenneth M. Borow, M.D. President, Chief Executive Officer and Director

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Dated: March 19, 2003
	By:	/s/ KENNETH M. BOROW, M.D.

Kenneth M. Borow, M.D. President, Chief Executive Officer and Director

Dated: March 19, 2003
	By:	/s/ JORGE A. LEON.

Jorge A. Leon Executive Vice President and Chief Financial Officer (principal financial and accounting officer)

Dated: March 19, 2003
	By:	/s/ BRIAN DICKSON

Brian Dickson Chief Operating Officer, Chief Medical Officer and Director

Dated: March 19, 2003
	By:	/s/ THOMAS E. HODAPP

Thomas E. Hodapp Director
Dated: March 19, 2003
	By:	/s/ SCOTT M. JENKINS

Scott M. Jenkins Director
Dated: March 19, 2003
	By:	/s/ EARL M. COLLIER, JR.

Earl M. Collier, Jr. Director

CERTIFICATION

I, Kenneth M. Borow, M.D., certify that:

1.	I have reviewed this annual report on Form 10-KSB of Covalent Group, Inc.;

2.

Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

3.

Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

4.

The registrant’s other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in the Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

a.

Designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

	b.	Evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the “Evaluation Date”); and

	c.	Presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

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

6.

The registrant’s other certifying officer and I have indicated in this annual report whether there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

March 19, 2003	/s/ KENNETH M. BOROW, M.D.

Kenneth M. Borow, M.D. President and Chief Executive Officer

CERTIFICATION

I, Jorge A. Leon, certify that:

1.	I have reviewed this annual report on Form 10-KSB of Covalent Group, Inc.;

2.

Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

3.

Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

4.

The registrant’s other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in the Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

a.

Designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

	b.	Evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the “Evaluation Date”); and

	c.	Presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

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

6.

The registrant’s other certifying officer and I have indicated in this annual report whether there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

March 19, 2003	/s/ JORGE A. LEON

Jorge A. Leon Executive Vice President and Chief Financial Officer

EXHIBIT INDEX

Exhibit	Description

10.23	Fifth Amendment to Lease between FV Office Partners, L.P. and Covalent Group, Inc. dated December 13, 2002.

10.31	Loan Agreement with Wachovia Bank, National Association dated August1, 2002.

10.42	Employment Agreement between Covalent Group, Inc. and Kenneth M. Borow, M.D.

21	Subsidiaries of the Registrant.

23	Consent of Deloitte & Touche LLP.

99.1	Certification pursuant to 18 U.S.C. § 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

99.2	Certification pursuant to 18 U.S.C. § 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.