Form 10KSB/A
period 2002-12-31
COVALENT GROUP INC
filed 2003-04-30
CIK 856569

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-KSB/A

AMENDMENT NO. 1

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2002.

☐	TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

For the transition period from                          to

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

DOCUMENTS INCORPORATED BY REFERENCE:

None.

Transitional Small Business Disclosure Format (check one):  Yes  ☐  No  ☒

EXPLANATORY NOTE

This Amendment No. 1 to Annual Report on Form 10-KSB for the fiscal year ended December 31, 2002 is being filed by Covalent Group, Inc. (the “Company”), in order to provide the information required by Items 9, 10, 11 and 12 of Part III of Form 10-KSB which the Company had intended to incorporate by reference to its definitive proxy statement. Such definitive proxy statement will not be ready for filing with the Securities and Exchange Commission within the time period required for incorporation by reference in the Company’s Annual Report on Form 10-KSB. No other changes are being made by means of this filing.

PART III

ITEM 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE ACT

Directors

The following table identifies the directors of the Company, the positions which they hold, their age, and the year in which they began serving in their respective capacities.

NAME	AGE	DIRECTOR SINCE	PRINCIPAL OCCUPATION

Kenneth M. Borow, M.D.	55	1998	President and Chief Executive Officer of the Company

Earl M. Collier, Jr.	55	2002	Executive Vice President, Genzyme Corporation and President, Genzyme Biosurgery

Brian Dickson, M.D.	52	2002	Chief Operating Officer and Chief Medical Officer of the Company

Thomas E. Hodapp	43	2001	President, Access Capital Management

Scott M. Jenkins	48	2001	President of S.M. Jenkins & Co., General Partner, Jenkins Partners, L.P.

Kenneth M. Borow, M.D. has been President and Chief Executive Officer and a Director since 2000 and joined the Company in 1997 as Vice President of Operations and Chief Medical Officer. For the previous four years, Dr. Borow was Senior Director, Medical Research Associates Department, Merck Research Laboratories, where he directed clinical research operations for 163 different protocols, and developed a Merck-based contract group consisting of field monitors, data coordinators and statisticians. Previously, he was a Professor of Medicine and Pediatrics at the University of Chicago, and originator of a worldwide clinical research program in cardiac function which included investigative sites in the United States, United Kingdom, Norway, Israel and South Africa. Dr. Borow graduated from the Temple Medical School in 1974. Dr. Borow is a Harvard-trained Internist, Pediatrician, Adult Cardiologist and Pediatric Cardiologist.

Earl M. Collier, Jr., has been a Director since March 2002. Mr. Collier is currently Executive Vice President, Genzyme Corporation and President, Genzyme Biosurgery. Prior to joining Genzyme in 1997, Mr. Collier was President of Vitas Healthcare Corporation, the largest provider of hospice services in the United States. Previously, Mr. Collier was a partner with the Washington, D.C. based law firm of Hogan and Hartson. He also served as Deputy Administrator for the Health Care Financing Administration during the Carter Administration. Mr. Collier earned a B.A. at Yale University and a J.D. at the University of Virginia Law School.

Brian Dickson, M.D., has served as Chief Operating Officer and Chief Medical Officer of the Company since November 2001 and as a Director since June 2002 . Dr. Dickson has more than 23 years of pharmaceutical industry experience in Research and Development, including senior responsibilities at SmithKline & French, G.D. Searle Pharmaceuticals, Warner Lambert/Parke Davis Pharmaceuticals, and most recently Celltech plc. from July 1997 to November 2001, where he was Senior Vice President for Worldwide Clinical Development.

Thomas E. Hodapp, has been a Director since October 2001. He is currently President of Access Capital Management, a financial advisory and investment management firm providing financial and strategic advisory services to both private and leading healthcare service, information technology and life science companies. From 1992 to 1999, he was a Managing Director and Senior Healthcare Research Analyst at Robertson Stephens & Company, LLC, where he oversaw research for the managed care, practice management and healthcare information services industries. Previously, from 1988 to 1992, he was with Montgomery Medical Ventures, a $140 million venture capital partnership with private investments in approximately 40 early stage healthcare service, medical device and biotechnology companies. Mr. Hodapp currently maintains a number of board positions, including Proxymed, Inc., a publicly traded healthcare information technology company.

Scott M. Jenkins, has been a Director since October 2001. He is currently President of S. M. Jenkins & Co., which he founded in 1991. S. M. Jenkins & Co. provides a wide range of financial and consulting services to private companies, wealthy family groups and a variety of businesses. In addition, Mr. Jenkins is the General Partner of Jenkins Partners, L.P., which has invested in many early stage, private and public companies. Prior to founding S. M. Jenkins & Co., Mr. Jenkins was with Goldman Sachs & Co., where he worked from 1984 until 1990 when he joined First Boston Corporation. Mr. Jenkins has also served in the not-for-profit healthcare sector as the Chair of the Board of Trustees of the Presbyterian Medical Center of Philadelphia Foundation, which is now part of the University of Pennsylvania Health System.

Executive Officers

The following table identifies the executive officers of the Company, their age and the positions which they hold.

Name	Age	Position(s) Held With Company

Kenneth M. Borow, M.D.	55	President, Chief Executive Officer, Director

Brian Dickson, M.D.	52	Chief Operating Officer, Chief Medical Officer

Jorge A. Leon	44	Executive Vice President, Chief Financial Officer

John Hall, MB, ChB.	55	Vice President, Managing Director, International Clinical Operations

Kenneth M. Borow, M.D. has been President and Chief Executive Officer of the Company since January 2000. Please see “Directors” on page 3 for a description of the biography of Dr. Borow.

Brian Dickson, M.D. has been Chief Operating Officer and Chief Medical Officer of the Company since November 2001. Please see “Directors” on page 3 for a description of the biography of Dr. Dickson.

Jorge A. Leon has been Executive Vice President and Chief Financial Officer of the Company since June 2002. Previously, Mr. Leon worked for 20 years at Wachovia Bank (and predecessors), including as Executive Vice President responsible for risk management. Mr. Leon earned an MBA in Finance from the Wharton School of the University of Pennsylvania.

John Hall, MB., ChB. has been Vice President and Managing Director, International Clinical Operations for the Company since November 2000. Prior to joining the Company, Dr. Hall provided consultant services to Covalent Group, Inc., as well as major pharmaceutical companies and other clients. He has guided several premier European bio-pharmaceutical companies through Mutual Recognition Procedures for new chemical entities (NCEs). From 1987 to 1995, he was Medical Director for Glaxo UK and oversaw the launch of several products. From 1983 to 1987, he served as Deputy Medical Director for Lilly Industries UK LTD and was responsible for research, medical and commercial support for CNS, respiratory, and anti-infective products.

Section 16(a) Beneficial Ownership Reporting Compliance

Section 16(a) of the Securities Exchange Act of 1934 requires the Company’s executive officers and directors to file initial reports of ownership and reports of change of ownership with the Securities and Exchange Commission (the “SEC”). Executive officers and directors are required by SEC regulations to furnish the Company with copies of all Section 16(a) forms they file. Based solely upon a review of copies of reports furnished to the Company during the fiscal year ended December 31, 2002, all executive officers and directors were in compliance.

ITEM 10. EXECUTIVE COMPENSATION

Summary Compensation Table

The following table sets forth the total compensation paid by the Company to the Chief Executive Officer and the four other most highly compensated individuals who served as executive officers in 2002 and were paid more than $100,000 in salary and bonus for 2002 (the “Named Executive Officers”).

				Long-term Compensation
		Annual Compensation		Shares Underlying Options (#)
Name and Principal Position	Year	Salary	Bonus		All Other Compensation
Kenneth M. Borow, M.D.	2002	$262,500	—	—	—
President and Chief Executive Officer	2001	$261,458	$55,000	50,000	—
	2000	$248,301	—	500,000	$19,041	(1)
Brian Dickson, M.D.(2)	2002	$230,000	—	50,000	—
Chief Operating Officer and Chief Medical Officer	2001	$23,590	—	100,000	$20,000	(7)
Jorge A. Leon (3)	2002	$101,522	—	100,000	$20,000	(7)
Executive Vice President and Chief Financial Officer
John Hall, MB., ChB.(4)	2002	$216,418	—	—	$21,203	(5)
Vice President and Managing Director,	2001	$199,783	$15,000	—	$20,324
International Clinical Operations	2000	$33,687	—	55,000	$3,427
Catherine G. Spear(6)	2002	$143,663	—	—	—
Vice President Strategic Marketing	2001	$135,000	$15,000	—	—
and Communications	2000	$15,923	—	55,000	—

(1)	In 1999, the Company’s former Chief Executive Officer transferred 12,307 shares of his stock to Dr. Borow. In 2000, the Company paid $19,041 to Dr. Borow to cover the taxes due on the transfer of shares.
(2)	Dr. Dickson commenced employment with the Company in November 2001.
(3)	Mr. Leon commenced employment with the Company in June 2002.
(4)	Dr. Hall commenced employment with the Company in November 2000.
(5)	Includes Company contributions to a pension plan, $1,823 in 2000, $10,811 in 2001 and $11,278 in 2002, and payments for a car allowance, $1,604 in 2000, $9,513 in 2001 and $9,925 in 2002.
(6)	Ms. Spear commenced employment with the Company in November 2000 and has continued as an employee of the Company in 2003 as a non-executive officer.
(7)	Represents forgivable loans made by the Company to the named officer in connection with commencement of employment in November 2001 and June 2002, respectively, which are to be forgiven in equal amounts over a 24-month period following initiation of the loan.

Option Grant Table

The following table provides information about grants of stock options made during 2002 to each of the Named Executive Officers.

	Individual Grants
Name	Number of Shares Underlying Options Granted (1)	Percentage of Total Options Granted to Employees	Exercise Price	Expiration Date
Kenneth M. Borow, M.D.	—	—	—	—
Brian Dickson, M.D.	50,000	12.7%	$4.39	4/02/07
Jorge A. Leon	100,000	25.4%	$3.90	6/03/07
John Hall, MB., ChB.	—	—	—	—
Catherine G. Spear	—	—	—	—

(1)	Each option has a term of five years from the date of grant and vests 20% on the date of grant with the remainder vesting ratably over a four-year period, beginning on the first anniversary of the date of grant.

Aggregated Fiscal Year-End Option Values

There were no option exercises by any of the Named Executive Officers during the twelve months ended December 31, 2002. The following table presents certain information with respect to the number and value at December 31, 2002, of options held by each of the Named Executive Officers. The value actually realized upon future option exercises by the Named Officers will depend on the value of the Common Stock at the time of exercise.

	Number of Shares Underlying Unexercised Options		Values of Unexercised In-The-Money Options(1)
Name	Exercisable	Unexercisable	Exercisable	Unexercisable
Kenneth M. Borow, M.D.	1,006,111	43,889	$1,099,500	$27,375
Brian Dickson, M.D.	50,000	100,000	5,200	7,800
Jorge A. Leon	20,000	80,000	—	—
John Hall, MB., ChB.	38,500	16,500	13,475	5,775
Catherine G. Spear	33,000	22,000	28,050	18,700

(1)	Based on the closing price of $2.85 of the Common Stock on the Nasdaq SmallCap Market on December 31, 2002, net of the exercise price.

Director’s Remuneration

Non-employee directors receive $50,000 per year for their service as directors paid at the rate of $4,167 per month, and are reimbursed for reasonable expenses incurred in connection with attendance at meetings of the Board. In addition, if the number of Board meetings during the year exceeds eight, the non-employee directors will receive cash payments for each additional meeting ranging from $250 to $1,000, depending on the length of such additional meeting. Non-employee directors who are members of the Audit Committee receive an initial option grant to purchase 82,500 shares of Common Stock. All other non-employee directors receive an initial grant to purchase 60,000 shares of Common Stock. The option grant vests quarterly, with the first 25% vesting on the 90th day from the date such grant was made.

Employment Agreements

We have entered into an employment agreement (the “Agreement”) with Dr. Borow, as of March 31, 2003. Pursuant to the Agreement, which has a term of three years expiring March 31, 2006, Dr. Borow will receive an annual base salary of $325,000, subject to increases in each subsequent year tied to increases in the consumer price index. In addition, the Company has paid to Dr. Borow the sum of $4,167 (which is the difference between the base salary actually paid for the period February 1, 2002 through January 21, 2003 and the base salary he would have been paid had his base salary been equal to $325,000). Pursuant to the Agreement, Dr. Borow is eligible to receive an annual bonus of up to 50% of his base salary, depending upon the Company’s attainment of its operating goals and his individual performance. Under certain circumstances relating to the termination of Dr. Borow’s employment, the Company may be obligated to pay Dr. Borow severance compensation for up to one year (at a rate equal to his then base salary) and, in such event, the Company also would be obligated to continue group health coverage for Dr. Borow for a period of one year and, to the extent not already vested, of all of Dr. Borow’s stock options would vest. In addition, if a “change in control” (as defined in the Agreement) occurs during the term of Dr. Borow’s employment (or within one year thereafter under certain circumstances), the Company would be obligated to pay Dr. Borow a change in control payment in an amount ranging from one to five times his then base salary, depending upon the growth in stockholder value as reflected by the trading price of the Company’s common stock (or, in certain circumstances, the amount of the consideration to be received by the stockholders in such transaction).

We do not have employment agreements with any other executive officers.

ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

Security Ownership of Certain Beneficial Owners and Management

The following table sets forth, as of April 29, 2003, certain information with regard to beneficial ownership of outstanding shares of the Company’s Common Stock by (i) each director and Named Executive Officer (as defined in this Proxy Statement) individually, (ii) all executive officers and directors of the Company as a group, and (iii) each person known by the Company to beneficially own five percent or more of the outstanding shares of the Company’s Common Stock:

Name of Beneficial Owner(1)(2)	Number of Shares		Percentage of Outstanding Shares
Kenneth M. Borow, M.D.	1,600,000	(3)(4)	11.7%
Earl M. Collier, Jr.	50,000	(3)	*
Scott M. Jenkins	102,200	(3)	*
Thomas E. Hodapp	592,201	(3)	4.6%
Brian M. Dickson, M.D.	60,000	(3)	*
John D. Hall, MB., ChB.	38,500	(3)	*
Jorge A. Leon	46,000	(3)	*
Catherine G. Spear	33,000	(3)	*
All current executive officers and directors as a group (eight persons)	2,521,901	(3)	17.9%
Richard D. Propper, M.D. 4350 LaJolla Village Dr., Suite 970 San Diego, CA 92121	1,108,800	(5)(6)	8.7%

Hassan Nemazee 777 Park Avenue New York, NY 10021	1,033,010	(7)	8.2%
Houston Ventures, Inc. 720 Fifth Avenue New York, NY 10019	1,000,000	(8)	7.9%

*	Less than 1% of the outstanding Common Stock.
(1)	Unless otherwise noted, the Company believes that all persons have sole voting and investment power with respect to all shares of Common Stock beneficially owned by them.
(2)	Unless otherwise noted, the address of such persons is: c/o Covalent Group, Inc., One Glenhardie Corporate Center, 1275 Drummers Lane, Wayne, PA 19087.
(3)	The amounts shown include shares of Common Stock which may be acquired currently or within 60 days of April 29, 2003 through the exercise of stock options, as follows: Dr. Borow—1,030,000 shares; Mr. Collier—50,000 shares; Mr. Jenkins—82,500 shares; Mr. Hodapp—82,500 shares; Dr. Dickson—60,000 shares; Dr. Hall—38,500 shares; Mr. Leon—40,000 shares; Ms. Spear—33,000 shares; and all executive officers and directors as a group—1,416,500 shares.
(4)	Includes 39,000 shares owned indirectly that are held by certain members of Dr. Borow’s immediate family and over which Dr. Borow has sole investment and voting power. Of the shares owned by Dr. Borow, 460,000 shares have been pledged as collateral for a promissory note to Richard D. Propper, M.D. payable in August 2005.
(5)	As per the Schedule 13D/A filed by Richard Proper on August 30, 2000.
(6)	Includes 58,600 shares with shared investment power and sole voting power.
(7)	As per the Schedule 13D/A filed by Hassan Nemazee on February 4, 2000, includes 500,000 shares of Common Stock owned by Houston Ventures, Inc. as to which Hassan Nemazee has joint power, as well as 33,010 shares held by Mr. Nemazee’s children.
(8)	As per the Schedule 13D/A filed by Houston Ventures, Inc. on February 4, 2000, includes beneficial ownership of 500,000 shares of Common Stock otherwise beneficially owned by Hassan Nemazee.

Equity Compensation Plan Information

The following table presents information, as of December 31, 2002, about the shares of Common Stock that may be issued upon exercise of options under the Company’s equity compensation plans.

Plan category	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted-average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in the first column)
Equity compensation plans approved by security holders	2,404,272	$2.68	1,017,474	(1)
Equity compensation plans not approved by security holders	—	—	—
Total	2,404,272	$2.68	1,017,474

(1)	Represents shares available for future issuance, as of December 31, 2002, under the Company’s 2002 Equity Incentive Plan and 1996 Stock Incentive Plan, as amended and restated.

ITEM 12. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

Except Dr. Borow’s employment agreement described in Item 10, there are no transactions, or series of similar transactions, during 2002 or 2001 or currently any proposed transaction, or series of similar transactions, to which the Company was or is to be a party, in which the amount involved exceeds $60,000 and in which any director, nominee for director, executive officer, 5% stockholder or any immediate family member of any of the foregoing had, or will have, a direct or indirect material interest.

There are no known family relationships between any of the Company’s officers or directors. There are no existing arrangements which would result in a change in control of the Company.

SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

COVALENT GROUP, INC.

By:	/s/ KENNETH M. BOROW, M.D.
Kenneth M. Borow, M.D. President, Chief Executive Officer and Director

Dated: April 30, 2003

CERTIFICATION

I, Kenneth M. Borow, M.D., certify that:

1.	I have reviewed this annual report on Form 10-KSB/A of Covalent Group, Inc.;

2.	Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

3.	Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

4.	The registrant’s other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in the Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

a.	Designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

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

/s/ KENNETH M. BOROW, M.D.
Kenneth M. Borow, M.D. President and Chief Executive Officer

April 30, 2003

CERTIFICATION

I, Jorge A. Leon, certify that:

1.	I have reviewed this annual report on Form 10-KSB/A of Covalent Group, Inc.;

2.	Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

3.	Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

4.	The registrant’s other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in the Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

a.	Designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

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

April 30, 2003