Form 10-Q
period 2003-03-31
COVALENT GROUP INC
filed 2003-05-14
CIK 856569

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
 Washington, D.C. 20549

FORM 10-Q

(Mark One)
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

for the quarterly period ended March 31, 2003.

☐	TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

for the transition period from _________ to __________

Commission file number:  0-21145

COVALENT GROUP, INC.
 (Exact name of registrant as specified in its charter)

Delaware	56-1668867
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

One Glenhardie Corporate Center, 1275 Drummers Lane, Suite 100, Wayne, Pennsylvania	19087
(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number, including area code: 610-975-9533

Indicate by check mark whether the registrant (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

Yes ☒	No ☐

Indicate by check mark whether the registrant is an accelerated filer (as defined in rule 12(b)-2 of the Exchange Act).

Yes ☐	No ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practical date: As of May 5, 2003 there were 12,652,083 shares of Covalent Group, Inc. common stock outstanding, par value $.001 per share, excluding 12,500 shares in treasury.

COVALENT GROUP, INC.

PART I. FINANCIAL INFORMATION

ITEM 1.    CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

Covalent Group, Inc.
Consolidated Balance Sheets

	March 31, 2003	December 31, 2002

Assets
Current Assets
Cash and cash equivalents	$3,105,738	$2,121,439
Restricted cash	605,697	419,791
Accounts receivable	6,329,433	7,586,575
Prepaid expenses and other	441,291	380,404
Costs and estimated earnings in excess of related billings on uncompleted contracts	8,373,446	9,024,854

Total Current Assets	18,855,605	19,533,063

Property and Equipment, Net	2,345,970	1,281,149
Other Assets	30,342	22,265

Total Assets	$21,231,917	$20,836,477

Liabilities and Stockholders’ Equity
Current Liabilities
Accounts payable	$2,270,309	$2,755,520
Accrued expenses	240,472	403,735
Line of credit	421,000	—
Income tax payable	224,433	111,646
Obligations under capital leases	69,581	59,418
Billings in excess of related costs and estimated earnings on uncompleted contracts	1,382,262	1,817,697
Customer advances	3,169,772	3,612,856

Total Current Liabilities	7,777,829	8,760,872

Long Term Liabilities
Obligations under capital leases	114,161	2,907
Other liabilities	785,305	—
Deferred income taxes	344,225	344,225

Total Long Term Liabilities	1,243,691	347,132

Total Liabilities	9,021,520	9,108,004

Stockholders’ Equity
Common stock, $.001 par value, 25,000,000 shares authorized: 12,664,583 and 12,502,713 shares issued, respectively	12,665	12,665
Additional paid-in capital	10,887,759	10,887,759
Retained earnings	1,334,114	852,021
Accumulated other comprehensive income	26,175	26,344

	12,260,713	11,778,789
Less: Treasury stock, at cost, 12,500 shares	(50,316)	(50,316)

Total Stockholders’ Equity	12,210,397	11,728,473

Total Liabilities and Stockholders’ Equity	$21,231,917	$20,836,477

See accompanying notes to the consolidated financial statements.

Covalent Group, Inc.
Consolidated Statements Of Operations

	Three Months Ended March 31,

	2003	2002

Net revenue	$6,387,062	$5,444,561
Reimbursement revenue	972,889	784,234

Revenues	$7,359,951	$6,228,795

Operating Expenses
Direct	3,902,251	2,865,927
Reimbursement out-of-pocket expenses	972,889	784,234
Selling, general and administrative	1,474,355	1,348,977
Depreciation and amortization	203,461	147,248

Total Operating Expenses	6,552,956	5,146,386

Income from Operations	806,995	1,082,409
Net Interest Income	3,245	1,541

Income before Income Taxes	810,240	1,083,950
Income Tax Provision	328,147	452,476

Net Income	$482,093	$631,474

Net Income per Common Share
Basic	$0.04	$0.05
Diluted	$0.04	$0.05
Weighted Average Common and Common Equivalent Shares Outstanding
Basic	12,652,083	12,501,499
Diluted	13,021,025	13,188,334

See accompanying notes to the consolidated financial statements.

Covalent Group, Inc.
Consolidated Statements of Cash Flows

	Three Months Ended March 31,

	2003	2002

Operating Activities:
Net income	$482,093	$631,474
Adjustments to reconcile net income to net cash provided (used) by operating activities:
Depreciation and amortization	203,461	147,248
Changes in operating assets and liabilities;
Restricted cash	(185,906)	282,620
Accounts receivable	1,257,142	(1,823,868)
Prepaid expenses and other	(60,887)	(162,417)
Costs and estimated earnings in excess of related billings on uncompleted contracts	651,408	(2,780,342)
Other assets	(8,077)	2,964
Deferred income taxes	—	—
Accounts payable	(485,211)	327,537
Accrued expenses	(163,263)	(278,297)
Income taxes payable	112,787	(433,927)
Billings in excess of related costs and estimated earnings on uncompleted contracts	(435,435)	981,273
Customer advances	(443,084)	1,553,595

Net Cash Provided (Used) by Operating Activities	925,028	(1,552,140)

Investing Activities:
Purchases of property and equipment	(343,822)	(125,063)

Net Cash Used by Investing Activities	(343,822)	(125,063)

Financing Activities:
Principal repayments of obligations under capital leases	(17,738)	(16,046)
Borrowings under line of credit	421,000	—
Proceeds from exercise of stock options and warrants	—	50,416

Net Cash Provided by Financing Activities	403,262	34,370

Effect of Exchange Rate Changes on Cash and Cash Equivalents	(169)	(303)
Net Increase (Decrease) In Cash and Cash Equivalents	984,299	(1,643,136)
Cash and Cash Equivalents, Beginning of Period	2,121,439	3,454,543

Cash and Cash Equivalents, End of Period	$3,105,738	$1,811,407

See accompanying notes to the consolidated financial statements.

Covalent Group, Inc.
Notes to Consolidated Financial Statements
(Unaudited)

1.	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES:

Basis of Presentation

The accompanying unaudited financial statements for the three months ended March 31, 2003 and March 31, 2002 have been prepared in accordance with accounting principles generally accepted in the United States of America ("generally accepted accounting principles") for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (primarily consisting of normal recurring adjustments) considered necessary for a fair presentation have been included. Operating results for the three months ended March 31, 2003 may not necessarily be indicative of the results that may be expected for other quarters or for the year ending December 31, 2003. For further information, refer to the financial statements and footnotes thereto included in our Annual Report on Form 10-KSB for the year ended December 31, 2002.

Use of Estimates

The preparation of consolidated financial statements in conformity with generally accepted accounting principles require management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the period.  Actual results could differ from those estimates.

Consolidation

The consolidated financial statements for the three months ended March 31, 2003 and 2002 include our accounts and the accounts of our wholly-owned subsidiaries.  Intercompany transactions and balances have been eliminated in consolidation.

Restricted Cash

We received advance payments from one of our clients as part of a long-term contract, which included a separate restricted cash account to be utilized for payment of investigator fees.  As of March 31, 2003 and 2002, this restricted cash amount was $606 thousand and $420 thousand, respectively. This amount is also included in customer advances in the accompanying balance sheets.

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

As is customary in the industry, we exclude from revenue and expense in the Consolidated Statement of Operations fees paid to investigators and the associated reimbursement since we act as agent on behalf of our clients with regard to investigators. These investigator fees are not reflected in our Net Revenue, Reimbursement Revenue, Reimbursement Out-of-Pocket Expenses, and/or Direct Expenses. The amounts of these investigator fees were $2.2 million and $2.1 million for the three months ended March 31, 2003 and 2002, respectively.

Stock Based Compensation

The company has adopted equity incentive plans that provide for the granting of stock options to employees, directors, advisors and consultants. We account for grants of options to employees and directors under these plans applying the intrinsic value method provided for in Accounting Principles Board (“APB”) Opinion No. 25 “Accounting for Stock Issued to Employees” and related interpretations. No stock-based compensation expense is reflected in net income as all options granted under the plan had an exercise price equal to the market value of the underlying common stock on the date of the grant.  In addition to APB Opinion No. 25, we provide the disclosures required by SFAS No. 123 “Accounting for Stock-Based Compensation” and by SFAS No. 148 “Accounting for Stock-Based Compensation – Transition and Disclosure.”  See Note 4.

The following table illustrates the effect on net income and earnings per share if the Company had applied the fair value recognition provisions of SFAS No. 123, “Accounting for Stock-Based Compensation” to stock-based employee compensation:

	Three Months Ended March 31,

	2003	2002

Net Income - as reported	$482,093	$631,474
Deduct: Pro forma stock-based compensation expense determined under the fair value method, net of related tax effects	(96,009)	(208,689)

Pro forma Net Income	$386,084	$422,785

Net Income Per Share
Basic - as reported	$0.04	$0.05
Basic - pro forma	$0.03	$0.03
Diluted - as reported	$0.04	$0.05
Diluted - pro forma	$0.03	$0.03

Reclassifications

Certain prior year balances have been reclassified to conform to the current year presentation.

2.	RECENTLY ISSUED ACCOUNTING STANDARDS:

In June 2001, the FASB issued SFAS No. 143, “Accounting for Asset Retirement Obligations.”  This Statement addresses financial accounting and reporting for obligations associated with the retirement of tangible long-lived assets and the associated asset retirement costs.  This Statement requires that the fair value of a liability for an asset retirement obligation be recognized in the period in which it is incurred if a reasonable estimate of fair value can be made.  SFAS No. 143 is effective for financial statements issued for fiscal years beginning after June 15, 2002. Adoption of SFAS No. 143 did not have a material impact on our financial statements.

In July 2002, the FASB issued SFAS No. 146, “Accounting for Costs Associated with Exit or Disposal Activities.” SFAS No. 146 requires companies to recognize costs associated with exit or disposal activities when they are incurred rather than at the date of a commitment to an exit or disposal plan. Previous accounting guidance was provided by EITF No. 94-3, “Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs Incurred in a Restructuring).” SFAS No. 146 replaces EITF No. 94-3 and is to be applied prospectively to exit or disposal activities initiated after December 31, 2002. Adoption of SFAS No. 146 did not have a material impact on our financial statements.

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

The net income and weighted average common and common equivalent shares outstanding for purposes of calculating net income per common share were computed as follows:

	Three Months Ended March 31,

	2003	2002

Net Income	$482,093	$631,474

Weighted average number of common shares outstanding used in computing basic earnings per share	12,652,083	12,501,499
Dilutive effect of stock options outstanding	368,942	686,835
Weighted average shares used in computing diluted earnings per share	13,021,025	13,188,334

Basic earnings per share	$0.04	$0.05
Diluted earnings per share	$0.04	$0.05

4.	STOCK-BASED COMPENSATION

The company has adopted equity incentive plans that provide for the granting of stock options to employees, directors, advisors and consultants. We account for grants of options to employees and directors under these plans applying the intrinsic value method provided for in Accounting Principles Board (“APB”) Opinion No. 25 “Accounting for Stock Issued to Employees” and related interpretations. No stock-based compensation expense is reflected in net income as all options granted under the plan had an exercise price equal to the market value of the underlying common stock on the date of the grant.  In addition to APB Opinion No. 25, we provide the disclosures required by SFAS No. 123 “Accounting for Stock-Based Compensation” and by SFAS No. 148 “Accounting for Stock-Based Compensation – Transition and Disclosure.”  See Note 1 for disclosure of Pro Forma Net Income and Net Income Per Share.

For purposes of determining the pro forma amounts in Note 1, the fair value of each option grant is estimated on the date of grant using the Black-Scholes option pricing model with the following assumptions:

	Three Months Ended March 31,

	2003	2002

Risk - free interest rate	2.92% - 3.04%	4.33% - 4.70%
Expected dividend yield	—	—
Expected life	5 years	5 years
Expected volatility	54%	71%

Based upon the above assumptions, the weighted average fair value of the stock options granted for the three months ended March 31, 2003 and 2002 was $1.05 and $1.95, respectively. Because additional option grants are expected to be made, the above pro forma disclosures are not representative of pro forma effects on reported net income for future periods.

5.	COMPREHENSIVE INCOME

A reconciliation of comprehensive income in accordance with Statement of Financial Accounting Standards No. 130 “Reporting Comprehensive Income” is as follows:

	Three Months Ended March 31,

	2003	2002

Net Income	$482,093	$631,474
Foreign currency translation adjustment	(169)	(303)

Comprehensive Income	$481,924	$631,171

6.	SEGMENT INFORMATION

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

The following table summarizes the distribution of net revenue and contracts with significant clients:

	Three Months Ended March 31, 2003		Three Months Ended March 31, 2002

	Percentage of Revenues	Number of Contracts	Percentage of Revenues	Number of Contracts

Client A	47%	7	24%	5
Client B	27%	3	49%	4
Client C	5%	2	10%	3

Top Three Clients	79%	12	83%	12

The following table summarizes the distribution of net revenues from external clients by geographical area:

	Three Months Ended March 31,

	2003			2002

	United States	Europe	Total	United States	Europe	Total

Net revenue from external clients	$6,150,940	$236,122	$6,387,062	$5,417,113	$27,449	$5,444,562

7.	LINE OF CREDIT

We maintain a demand line of credit with a bank under which maximum borrowings are the lesser of $2.5 million or 75% of eligible accounts receivable, as defined in the loan agreement, and bear interest at the bank’s Prime Rate.  As of March 31, 2003, our borrowings totaled $421 thousand.  The line of credit expires on June 30, 2003 and is expected to be renewed on comparable terms.  Borrowings under the line of credit are secured by substantially all of our assets. Our agreement with the bank provides that we maintain a minimum tangible net worth of $9.0 million and a ratio of total liabilities to tangible net worth of not more than 1.25 to 1.00.  As of March 31, 2003, we were in compliance with these covenants.

8.	OTHER LIABILITIES

As of January 1, 2003, the Company increased by approximately 12,700 to 34,000 the amount of square feet under lease in the same building. The term of the lease was also extended to 2010 and monthly lease payments increased from $50 thousand to $72 thousand. As an incentive for the Company to acquire the additional space, the lessor granted the Company $814 thousand in lease incentives that were used to pay for architectural fees, renovations and improvement costs for the new space.  The lease incentives were capitalized as if the Company incurred the costs to make the improvements and are included in Property and Equipment. These assets and the related liability are amortized over the remaining life of the lease at a rate of approximately $116 thousand per year as an additional amortization expense and a reduction in rent expense, respectively.  The accounting for these lease incentives has no impact on net income, stockholders’ equity or cash flow.

9.	SUPPLEMENTAL CASH FLOW INFORMATION

Cash paid for income taxes for three months ended March 31, 2003 and 2002 was approximately $215 thousand and $876 thousand, respectively.  Cash interest income for the three months ended March 31, 2003 was approximately $3 thousand while cash interest expense for the three months ended March 31, 2002 was approximately $1 thousand.  We entered into capital lease obligations totaling $139 thousand and $0 thousand during the three months ended March 31, 2003 and 2002, respectively.  The acquisition of property and equipment through lease incentives totaled $814 thousand and $0 thousand during the three months ended March 31, 2003 and 2002, respectively.

ITEM 2.    MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Forward Looking Statements

The following discussion and analysis should be read in conjunction with the Company’s Annual Report on Form 10-KSB, as well as the Company’s financial statements and notes thereto included elsewhere in this Quarterly Report on Form 10-Q. When used in this Report on Form 10-Q and in other public statements, both oral and written, by the Company and Company officers, the words “estimate,” “project,” “expect,” “intend,” “believe,” “anticipate” and similar expressions are intended to identify forward-looking statements regarding events and trends that may affect our future operating results and financial position.  Such statements are subject to risks and uncertainties that could cause our actual results and financial position to differ materially.  Such factors include, among others: (i) our success in attracting new business and retaining existing clients and projects; (ii) the size, duration and timing of clinical trials; (iii) the termination, delay or cancellation of clinical trials; (iv) the timing difference between our receipt of contract milestone or scheduled payments and our incurring costs to manage these trials; (v) outsourcing trends in the pharmaceutical, biotechnology and medical device industries; (vi) the ability to maintain profit margins in a competitive marketplace; (vii) our ability to attract and retain qualified personnel; (viii) the sensitivity of our business to general economic conditions; and (ix) other economic, competitive, governmental and technological factors affecting our operations, markets, products, services and prices.  We undertake no obligation to publicly release the result of any revision of these forward-looking statements to reflect events or circumstances after the date they are made or to reflect the occurrence of unanticipated events.  These and other factors that could cause the forward looking statements to be materially different are described in greater detail in our Annual Report on Form 10-KSB in the section entitled “Risk Factors that Might Affect our Business or Stock Price.”

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

General

The information set forth and discussed below for the three months ended March 31, 2003 and 2002 is derived from the Financial Statements included elsewhere herein.  The financial information set forth and discussed below is unaudited but, in the opinion of management, reflects all adjustments (primarily consisting of normal recurring adjustments) necessary for a fair presentation of such information.  The results of our operations for a particular quarter may not be indicative of results expected during the other quarters or for the entire year.

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

Our backlog was approximately $19 million as of March 31, 2003 as compared to $28 million as of March 31, 2002. Our backlog consists of anticipated net revenue from signed contracts, letters of intent and certain verbal commitments that either have not started but are anticipated to begin in the near future or are in process and have not yet been completed. Many of our studies and projects are performed over an extended period of time, which may be several years.  Amounts included in backlog have not yet been recognized as net revenue in our consolidated statements of operations.  Once contracted work begins, net revenue is recognized over the life of the contract on a proportional performance basis. The recognition of net revenue and contract terminations, if any, reduces our backlog while the awarding of new business increases our backlog. For the three months ended March 31, 2003 we obtained $5.7 million of new business awards as compared to $7.5 million for the three months ended March 31, 2002.

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

Percentage of Net Revenue, Excluding Reimbursable Out-of-Pocket Expenses

	Three Months Ended March 31,

	2003	2002

Net revenue	100.0%	100.0%
Operating Expenses
Direct	61.1%	52.6%
Selling, general and administrative	23.1%	24.8%
Depreciation and amortization	3.2%	2.7%
Income from Operations	12.6%	19.9%
Net Income	7.5%	11.6%

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

As is customary in the industry, we exclude from revenue and expense in the Consolidated Statement of Operations fees paid to investigators and the associated reimbursement since we act as agent on behalf of our clients with regard to investigators. These investigator fees are not reflected in our Net Revenue, Reimbursement Revenue, Reimbursement Out-of-Pocket Expenses, and/or Direct Expenses. The amounts of these investigator fees were $2.2 million and $2.1 million for the three months ended March 31, 2003 and 2002, respectively.

Concentration of Credit Risk

Our accounts receivable and costs and estimated earnings in excess of related billings on uncompleted contracts are concentrated with a small number of companies within the pharmaceutical, biotechnology and medical device industries. The significant majority of this exposure is to large, well established firms. Credit losses have historically been minimal. As of March 31, 2003, the total of accounts receivable and costs and estimated earnings in excess of related billings on uncompleted contracts was $14.7 million. Of this amount, the exposure to our three largest clients was 92% of the total, with the three largest clients representing 45%, 37%, and 10% of total exposure, respectively. As of March 31, 2002, the total of accounts receivable and costs and estimated earnings in excess of related billings on uncompleted contracts was $16.6 million. Of this amount, the exposure to our three largest clients was 92% of the total, with the three largest clients representing 64%, 24%, and 4% of total exposure, respectively.

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

Three Months Ended March 31, 2003 Compared With Three Months Ended March 31, 2002

Net revenue for the three months ended March 31, 2003 increased 17% to $6.4 million as compared to $5.4 million for the three months ended March 31, 2002. The increase of $943 thousand resulted from new business awards and changes of scope as well as an increase in the average size of Phase I through IV trials being conducted. New business awards and changes of scope for the three months ended March 31, 2003 were $5.7 million as compared to $7.5 million for the three months ended March 31, 2002. For the three months ended March 31, 2003, net revenue from our three largest clients amounted to 79% of our net revenue, with the three largest clients representing 47%, 27%, and 5% of net revenue, respectively. For the three months ended March 31, 2002, net revenue from our three largest clients amounted to 83% of our net revenue, with the three largest clients representing 49%, 24%, and 10% of net revenue, respectively.

Reimbursement revenue consisted of reimbursable out-of-pocket expenses incurred on behalf of our clients. Reimbursements are made at cost, without mark-up or profit, and therefore have no impact on net income.

Direct expenses included compensation and other expenses directly related to conducting clinical studies.  These costs increased by $1.0 million to $3.9 million for the three months ended March 31, 2003 from $2.9 million for the three months ended March 31, 2002.  The increase in direct expenses resulted principally from the increase in personnel costs associated with a higher average size and mix of Phase I through IV trials being conducted. Direct expenses as a percentage of net revenue were 61% for the three months ended March 31, 2003 as compared to 53% for the three months ended March 31, 2002. The increase was principally due to the mix of levels of personnel involved in the contracts performed, variations in the utilization of personnel and the mix of contracts being performed during each period.

Selling, general, and administrative expenses included the salaries, wages and benefits of all administrative, financial and business development personnel and all other support expenses not directly related to specific contracts.  Selling, general and administrative expenses for the three months ended March 31, 2003 were $1.5 million, or 23% of net revenue, as compared to $1.3 million, or 25% of net revenue, for the three months ended March 31, 2002.  The increase of $125 thousand reflects primarily increased staff and insurance expenses. The decrease as a percentage of net revenue generally reflects obtaining reimbursements for a larger portion of out-of-pocket expenses in 2003.

Depreciation and amortization expense increased to $203 thousand for the three months ended March 31, 2003 from $147 thousand for the three months ended March 31, 2002 as a result of additional purchases of office and computer equipment and leasehold improvements.

Income from operations decreased by $274 thousand, or 25%, to $810 thousand primarily for the reasons noted in the preceding paragraphs.

Net interest income for the three months ended March 31, 2003 was $3 thousand compared to net interest income of $2 thousand for the three months ended March 31, 2002, largely the result of having more cash to invest.

The effective income tax rate for the three months ended March 31, 2003 and 2002 was 40% and 42%, respectively.  The decrease of 2% is largely the result of the inability to utilize carryforwards available as the result of prior losses generated outside the United States.

Net income for the three months ended March 31, 2003 decreased 24% to $482 thousand, or $0.04 per diluted share, as compared to $631 thousand, or $0.05 per diluted share for the three months ended March 31, 2002, primarily for the reasons noted above.

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

Net revenue is recognized on a proportional performance basis. We typically receive a low volume of large-dollar receipts.  As a result, the number of days net revenue outstanding in accounts receivable, costs and estimated earnings in excess of related billings, customer advances, and billings in excess of related costs will fluctuate due to the timing and size of billings and cash receipts.  At March 31, 2003, the net days revenue outstanding was 152 days compared to 130 days at December 31, 2002. Compared to December 31, 2002, accounts receivable decreased $1.3 million to $6.3 million at March 31, 2003, primarily due to the timing of billings and progress payments for clinical trials.  Of the accounts receivable balance at March 31, 2003, less than 6% of the total was over 60 days past invoice date.

Compared to December 31, 2002, costs and estimated earnings in excess of related billings on uncompleted contracts decreased $651 thousand to $8.4 million at March 31, 2003. The decrease primarily represents timing differences between the net revenue recognized on the trials being managed and the billing milestones or payment schedules contained in the contracts with our clients. The balance at March 31, 2003 primarily consisted of 4 clinical trials, which individually constituted 38%, 18%, 15% and 8% of the balance. These clinical trials are expected to be completed during 2003 and 2004.  The decrease in the liability account billings in excess of related costs and estimated earnings on uncompleted contracts of $435 thousand to $1.4 million as of March 31, 2003 from $1.8 million as of December 31, 2002, resulted from continued progress on several contracts with billing schedules weighted toward the earlier phases of the study. The decrease in customer advances of $443 thousand to $3.2 million as of March 31, 2003 from $3.6 million as of December 31, 2002, resulted primarily from the net utilization of customer advances for investigator payments.

Our net cash provided by operating activities was $925 thousand for the three months ended March 31, 2003, compared with net cash used by operating activities of $1.6 million for the three months ended March 31, 2002. The primary reason for this change were decreases in our accounts receivable and our costs and estimated earnings in excess of related billings on uncompleted contracts relative to the prior quarter. Net cash used by investing activities, consisting principally of purchases of property, equipment and leasehold improvements, was $344 thousand for the three months ended March 31, 2003, compared with net cash used by investing activities of $125 thousand for the three months ended March 31, 2002. Purchases and leasehold improvements for the three months ended March 31, 2003 included leasehold improvements, software and hardware, including host servers and computers for our corporate office and field-based personnel. Net cash provided by financing activities was $403 thousand for the three months ended March 31, 2003, compared with net cash provided by financing activities of $34 thousand for the three months ended March 31, 2002. The primary financing source was borrowings under our short term line of credit.

As a result of these cash flows, our cash and cash equivalents balance at March 31, 2003 was $3.1 million as compared to $2.1 million at December 31, 2002.

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

Our agreement with the bank provides that we maintain a minimum tangible net worth of $9.0 million and a ratio of total liabilities to tangible net worth of not more than 1.25 to 1.00.  As of March 31, 2003 we were in compliance with these covenants.

We purchased equipment and made leasehold improvements of $344 thousand during the three months ended March 31, 2003. We anticipate capital expenditures of approximately $100 - $250 thousand during the remainder of 2003, primarily for leasehold improvements, software applications, workstations, personal computer equipment and related assets.

Recently Issued Accounting Standards

In June 2001, the FASB issued SFAS No. 143, “Accounting for Asset Retirement Obligations.”  This Statement addresses financial accounting and reporting for obligations associated with the retirement of tangible long-lived assets and the associated asset retirement costs.  This Statement requires that the fair value of a liability for an asset retirement obligation be recognized in the period in which it is incurred if a reasonable estimate of fair value can be made.  SFAS No. 143 is effective for financial statements issued for fiscal years beginning after June 15, 2002. Adoption of SFAS No. 143 did not have a material impact on our financial statements.

In July 2002, the FASB issued SFAS No. 146, “Accounting for Costs Associated with Exit or Disposal Activities.” SFAS No. 146 requires companies to recognize costs associated with exit or disposal activities when they are incurred rather than at the date of a commitment to an exit or disposal plan. Previous accounting guidance was provided by EITF No. 94-3, “Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs Incurred in a Restructuring).” SFAS No. 146 replaces EITF No. 94-3 and is to be applied prospectively to exit or disposal activities initiated after December 31, 2002. Adoption of SFAS No. 146 did not have a material impact on our financial statements.

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

ITEM 3.    QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK

Market Risk

The fair value of cash and cash equivalents, restricted cash, accounts receivable, costs and estimated earnings in excess of related billings on uncompleted contracts, accounts payable, accrued expenses and billings in excess of related costs and estimated earnings on uncompleted contracts are not materially different than their carrying amounts as reported at March 31, 2003 and March 31, 2002.

As of March 31, 2003, the Company was not a counterparty to any forward foreign exchange contracts or any other transaction involving a derivative financial instrument.

Foreign Currency Exchange Risk

The Company is exposed to foreign currency exchange risk through its international operations. For the three months ended March 31, 2003, approximately 4% of our net revenues were derived from contracts denominated in other than U.S. Dollars. Our financial statements are denominated in U.S. Dollars.  As a result, factors associated with international operations, including changes in foreign currency exchange rates, could affect our results of operations and financial condition. Contracts entered into in the United States are denominated in U.S. Dollars. Contracts entered into by our international subsidiary are generally denominated in pounds sterling, Euros or U.S. Dollars. To date, we have not engaged in any derivative or contractual hedging activities related to our foreign exchange exposures. We believe that these exposures are limited by virtue of their small size relative to our operations as well as the partial natural hedge afforded by our local currency expenditures to service these local currency contracts.

Assets and liabilities of the Company’s international operations are translated into U.S. Dollars at exchange rates in effect on the balance sheet date and equity accounts are translated at historical exchange rates. Revenue and expense items are translated at average exchange rates in effect during the quarter. Gains or losses from translating foreign currency financial statements are recorded in other comprehensive income. The cumulative translation adjustment included in other comprehensive income for the three months ended March 31, 2003 and March 31, 2002 was $0.2 thousand and $0.3 thousand, respectively.

Inflation

We believe that the effects of inflation generally do not have a material adverse impact on our operations or financial condition.

ITEM 4.    CONTROLS AND PROCEDURES

(a)	Evaluation of Disclosure Controls and Procedures. The Company’s Chief Executive Officer

and its Chief Financial Officer, after evaluating the effectiveness of the Company’s disclosure controls and procedures (as defined in Exchange Act Rule 13a-14(c) and 15d-14(c)) as of a date within 90 days of the filing date of this Quarterly Report on Form 10-Q (the “Evaluation Date”), have concluded that as of the Evaluation Date, the Company’s disclosure controls and procedures were adequate and effective to ensure that material information relating to the Company and its consolidated subsidiaries would be made known to them by others within those entities, particularly during the period in which this Quarterly Report on Form 10-Q was being prepared.

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

PART II. OTHER INFORMATION

ITEM 6.    EXHIBITS AND REPORTS ON FORM 8-K

(a)	Exhibits

	99.1	Certification pursuant to 18 U.S.C. § 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
	99.2	Certification pursuant to 18 U.S.C. § 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

(b)	Form 8-K

None.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

COVALENT GROUP, INC.

Dated: May 14, 2003	By:	/s/ KENNETH M. BOROW, M.D.

Kenneth M. Borow, M.D. President and Chief Executive Officer

Dated: May 14, 2003	By:	/s/ JORGE A. LEON

Jorge A. Leon Chief Operating Officer and Chief Financial Officer

CERTIFICATION

I, Kenneth M. Borow, M.D., certify that:

1.	I have reviewed this quarterly report on Form 10-Q of Covalent Group, Inc.;

2.

Based on my knowledge, this report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this report;

3.

Based on my knowledge, the financial statements, and other financial information included in this report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this report;

4.

The registrant’s other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in the Exchange Act Rules 13a-15 and 15d-15) for the registrant and have:

a.

Designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this report is being prepared;

	b.	Evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this report (the “Evaluation Date”); and

	c.	Presented in this report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

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

6.

The registrant’s other certifying officer and I have indicated in this report whether there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

May 14, 2003	/s/ KENNETH M. BOROW, M.D.

Kenneth M. Borow, M.D. President and Chief Executive Officer

CERTIFICATION

I, Jorge A. Leon, certify that:

1.	I have reviewed this quarterly report on Form 10-Q of Covalent Group, Inc.;

2.

Based on my knowledge, this report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this report;

3.

Based on my knowledge, the financial statements, and other financial information included in this report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this report;

4.

The registrant’s other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in the Exchange Act Rules 13a-15 and 15d-15) for the registrant and have:

a.

Designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this report is being prepared;

	b.	Evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this report (the “Evaluation Date”); and

	c.	Presented in this report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

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

6.

The registrant’s other certifying officer and I have indicated in this report whether there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

May 14, 2003	/s/ JORGE A. LEON

Jorge A. Leon Chief Operating Officer and Chief Financial Officer

EXHIBIT INDEX

Exhibit	Description

99.1	Certification pursuant to 18 U.S.C. § 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

99.2	Certification pursuant to 18 U.S.C. § 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.