Form 10-Q
period 2003-06-30
COVALENT GROUP INC
filed 2003-08-13
CIK 856569

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2003.

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

Indicate by check mark whether the registrant is an accelerated filer (as defined in rule 12(b)-2 of the Exchange Act). Yes  ☐  No  ☒.

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practical date: As of August 1, 2003 there were 12,655,483 shares of Covalent Group, Inc. common stock outstanding, par value $.001 per share, excluding 12,500 shares in treasury.

COVALENT GROUP, INC.

PART I. FINANCIAL INFORMATION

ITEM 1.	CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

Covalent Group, Inc.

Consolidated Balance Sheets

(Unaudited)

	June 30, 2003	December 31, 2002
Assets
Current Assets
Cash and cash equivalents	$4,336,644	$2,121,439
Restricted cash	607,988	419,791
Accounts receivable	6,345,113	7,586,575
Prepaid expenses and other	844,308	380,404
Costs and estimated earnings in excess of related billings on uncompleted contracts	7,165,938	9,024,854

Total Current Assets	19,299,991	19,533,063

Property and Equipment, Net	2,288,376	1,281,149
Other Assets	26,588	22,265

Total Assets	$21,614,955	$20,836,477

Liabilities and Stockholders’ Equity
Current Liabilities
Accounts payable	$3,489,292	$2,755,520
Accrued expenses	171,816	403,735
Income tax payable	—	111,646
Obligations under capital leases	57,474	59,418
Billings in excess of related costs and estimated earnings on uncompleted contracts	987,134	1,817,697
Customer advances	3,367,929	3,612,856

Total Current Liabilities	8,073,645	8,760,872

Long Term Liabilities
Obligations under capital leases	107,705	2,907
Other Liabilities	756,220	—
Deferred income tax	344,225	344,225

Total Long Term Liabilities	1,208,150	347,132

Total Liabilities	9,281,795	9,108,004

Stockholders’ Equity
Common stock, $.001 par value 25,000,000 shares authorized, 12,677,983 and 12,664,583 shares issued respectively	12,678	12,665
Additional paid-in capital	10,912,788	10,887,759
Retained Earnings	1,405,013	852,021
Accumulated other comprehensive income	52,997	26,344

Less:	12,383,476	11,778,789
Treasury stock, at cost, 12,500 shares	(50,316)	(50,316)

Total Stockholders’ Equity	12,333,160	11,728,473

Total Liabilities and Stockholders’ Equity	$21,614,955	$20,836,477

See accompanying notes to the consolidated financial statements.

Covalent Group, Inc.

Consolidated Statements Of Operations

(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2003	2002	2003	2002
Net revenue	$5,732,295	$6,195,726	$12,119,357	$11,640,287
Reimbursement revenue	873,884	1,099,514	1,846,773	1,883,748

Total Revenue	$6,606,179	$7,295,240	$13,966,130	$13,524,035

Operating Expenses
Direct	3,870,719	3,602,317	7,772,970	6,468,244
Reimbursement out-of-pocket expenses	873,884	1,099,514	1,846,773	1,883,748
Selling, general and administrative	1,519,921	1,211,351	2,994,276	2,560,328
Depreciation and amortization	231,163	142,729	434,624	289,977

Total Operating Expenses	6,495,687	6,055,911	13,048,643	11,202,297

Income from Operations	110,492	1,239,329	917,487	2,321,738
Net Interest Income	3,407	2,738	6,652	4,279

Income before Income Taxes	113,899	1,242,067	924,139	2,326,017
Income Tax Provision	43,000	469,000	371,147	921,476

Net Income	$70,899	$773,067	$552,992	$1,404,541

Net Income per Common Share
Basic:	$0.01	$0.06	$0.04	$0.11
Diluted:	$0.01	$0.06	$0.04	$0.11
Weighted Average Common and Common Equivalent Shares Outstanding
Basic	12,655,851	12,584,900	12,653,977	12,543,291
Diluted	13,060,766	13,475,925	13,040,137	13,338,944

See accompanying notes to the consolidated financial statements.

Covalent Group, Inc.

Consolidated Statements of Cash Flows

(unaudited)

	Six Months Ended June 30,
	2003	2002
Operating Activities:
Net income	$552,992	$1,404,541
Adjustments to reconcile net income to net cash provided (used) by operating activities:
Depreciation and amortization	434,624	289,977
Changes in assets and liabilities:
Restricted cash	(188,197)	(337,172)
Accounts receivable	1,241,462	(1,958,197)
Prepaid expenses and other	(463,904)	(195,478)
Costs and estimated earnings in excess of related billings on uncompleted contracts	1,858,916	(2,351,834)
Other assets	(4,323)	2,963
Accounts payable	733,772	383,556
Accrued expenses	(231,919)	(29,896)
Income taxes payable	(111,646)	(628,898)
Billings in excess of related costs and estimated earnings on uncompleted contracts	(830,563)	2,249,668
Customer advances	(244,927)	420,600

Net Cash Provided (Used) In Operating Activities	2,746,287	(750,170)

Investing Activities:
Purchases of property and equipment	(546,476)	(216,853)

Net Cash Used In Investing Activities	(546,476)	(216,853)

Financing Activities:
Principal repayments of obligations under capital leases	(36,301)	(32,499)
Proceeds from exercise of stock options	25,042	283,183

Net Cash (Used)Provided By Financing Activities	(11,259)	250,684

Effect of Exchange Rate Changes on Cash and Cash Equivalents	26,653	(1,546)
Net Increase (Decrease) In Cash and Cash Equivalents	2,215,205	(717,885)
Cash and Cash Equivalents, Beginning of Period	2,121,439	3,454,543

Cash and Cash Equivalents, End of Period	$4,336,644	$2,736,658

See accompanying notes to the consolidated financial statements.

Covalent Group, Inc.

Notes to Consolidated Financial Statements

(Unaudited)

1.	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES:

Basis of Presentation

The accompanying unaudited financial statements for the three and six months ended June 30, 2003 and June 30, 2002 have been prepared in accordance with accounting principles generally accepted in the United States of America (“generally accepted accounting principles”) for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (primarily consisting of normal recurring adjustments) considered necessary for a fair presentation have been included. Operating results for the three and six months ended June 30, 2003 may not necessarily be indicative of the results that may be expected for other quarters or for the year ending December 31, 2003. For further information, refer to the financial statements and footnotes thereto included in our Annual Report on Form 10-KSB for the year ended December 31, 2002.

Use of Estimates

The preparation of consolidated financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the period. Actual results could differ from those estimates.

Consolidation

The consolidated financial statements for the three and six months ended June 30, 2003 and 2002 include our accounts and the accounts of our wholly-owned subsidiaries. Intercompany transactions and balances have been eliminated in consolidation.

Restricted Cash

We received advance payments from one of our clients as part of a long-term contract, which included a separate restricted cash account to be utilized for payment of investigator fees. As of June 30, 2003 and 2002, this restricted cash amount was $608 thousand and $989 thousand, respectively. This amount is also included in customer advances in the accompanying balance sheets.

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

As is customary in the industry, we exclude from revenue and expense in the Consolidated Statement of Operations fees paid to investigators and the associated reimbursement since we act as agent on behalf of our clients with regard to investigators. These investigator fees are not reflected in our Net Revenue, Reimbursement Revenue, Reimbursement Out-of-Pocket Expenses, and/or Direct Expenses. The amounts of these investigator fees were $3.5 million and $5.7 million for the three and six months ended June 30, 2003, respectively. For the three and six months ended June 30, 2002, investigator fees were $1.6 million and $3.7 million, respectively.

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

The following table illustrates the effect on net income and earnings per share if the Company had applied the fair value recognition provisions of SFAS No. 123, “Accounting for Stock-Based Compensation” to stock-based employee compensation:

	Three Months Ended June 30,		Six Months Ended June 30,
	2003	2002	2003	2002
Net Income—as reported	$70,899	$773,067	$552,992	$1,404,541
Deduct: Pro forma stock-based compensation expense determined under the fair value method, net of related tax effects	(133,017)	(189,773)	(233,060)	(398,463)

Pro forma Net Income	$(62,118)	$583,294	$319,932	$1,006,078

Net Income Per Share
Basic—as reported	$0.01	$0.06	$0.04	$0.11
Basic—pro forma	$(0.00)	$0.05	$0.03	$0.08
Diluted—as reported	$0.01	$0.06	$0.04	$0.11
Diluted—pro forma	$(0.00)	$0.04	$0.02	$0.08

Reclassifications

Certain prior year balances have been reclassified to conform to the current year presentation.

2.	RECENTLY ISSUED ACCOUNTING STANDARDS:

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

In January 2003, the FASB issued Interpretation No. 46, “Consolidation of Variable Interest Entities.” Interpretation No. 46 provides an interpretation of Accounting Research Bulletin No. 51, “Consolidated Financial Statements” with respect to the consolidation of variable interest entities. Interpretation No. 46 requires existing unconsolidated variable interest entities to be consolidated by their primary beneficiaries if the entities do not effectively disperse risks among the parties involved. Interpretation No. 46 applies immediately to variable interest entities created after January 31, 2003 and, for variable interest entities created before February 1, 2003, it becomes applicable for fiscal periods beginning after June 15, 2003. Adoption of Interpretation No. 46 is not expected to have a material impact on our financial statements.

In April 2003, the FASB issued SFAS No. 149, “Amendment of Statement 133 on Derivative Instruments and Hedging Activities.” SFAS No. 149 amends and clarifies financial accounting and reporting for derivative instruments, including certain derivative instruments embedded in other contracts (collectively referred to as derivatives) and for hedging activities under SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities.” SFAS No. 149 is effective for contracts entered into or modified after June 30, 2003, except as stated below and for hedging relationships designated after June 30, 2003. The provisions of SFAS No. 149 that relate to Statement 133 Implementation Issues that have been effective for fiscal quarters that began prior to June 15, 2003, should continue to be applied in accordance with their respective effective dates. The Company has not entered into any derivative transactions and therefore this standard is not expected to have a material impact on our financial statements.

In May 2003, the FASB issued SFAS No. 150, “Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity”, which establishes standards for how an issuer classifies and measures certain financial instruments with characteristics of both liabilities and equity. SFAS No. 150 requires that an issuer classify a financial instrument that is within its scope, which may have previously been reported as equity, as a liability (or an asset in some circumstances). This statement is effective for financial instruments entered into or modified after May 31, 2003, and otherwise is effective at the beginning of the first interim period beginning after June 15, 2003, except for mandatory redeemable financial instruments of nonpublic companies. Adoption of SFAS No. 150 is not expected to have a material impact on our financial statements.

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

The net income and weighted average common and common equivalent shares outstanding for purposes of calculating net income per common share were computed as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2003	2002	2003	2002
Net Income	$70,899	$773,067	$552,992	$1,404,541

Weighted average number of common shares outstanding used in computing basic earnings per share	12,655,851	12,584,900	12,653,977	12,543,291
Dilutive effect of stock options outstanding	404,915	891,025	386,160	795,653
Weighted average shares used in computing diluted earnings per share	13,060,766	13,475,925	13,040,137	13,338,944

Basic earnings per share	$0.01	$0.06	$0.04	$0.11
Diluted earnings per share	$0.01	$0.06	$0.04	$0.11

4.	STOCK-BASED COMPENSATION

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

For purposes of determining the pro forma amounts in Note 1, the fair value of each option grant is estimated on the date of grant using the Black-Scholes option pricing model with the following assumptions:

	Three Months Ended June 30,		Six Months Ended June 30,
	2003	2002	2003	2002
Risk-free interest rate	2.11% – 2.86%	4.30% – 4.74%	2.11% – 3.04%	4.30% – 4.74%
Expected dividend yield	—	—	—	—
Expected life	5 years	5 years	5 years	5 years
Expected volatility	51%	54%	51%	54%

Based upon the above assumptions, the weighted average fair value of the stock options granted for the three and six months ended June 30, 2003 was $1.04 and $1.07, respectively. For the three and six months ended June 30, 2002 the weighted average fair value of the stock options granted was $2.12 and $1.96, respectively. Because additional option grants are expected to be made, the above pro forma disclosures are not representative of pro forma effects on reported net income for future periods.

5.	COMPREHENSIVE INCOME

A reconciliation of comprehensive income in accordance with Statement of Financial Accounting Standards No. 130 “Reporting Comprehensive Income” is as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2003	2002	2003	2002
Net income	$70,899	$773,067	$552,992	$1,404,541
Foreign currency translation adjustment	26,822	(1,243)	26,653	(1,546)

Comprehensive Income	$97,721	$771,824	$579,645	$1,402,995

6.	SEGMENT INFORMATION

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

The following table summarizes the distribution of net revenue and contracts with significant clients:

	Three Months Ended June 30,				Six Months Ended June 30,
	2003		2002		2003		2002
	% of Revenues	Number of Contracts	% of Revenues	Number of Contracts	% of Revenues	Number of Contracts	% of Revenues	Number of Contracts
Client A	41%	8	39%	9	45%	8	33%	9
Client B	25%	3	38%	3	26%	3	43%	4
Client C	11%	1	12%	3	5%	1	11%	3

Top Three Clients	77%	12	89%	15	76%	12	87%	16

The following table summarizes the distribution of net revenues from external clients by geographical area:

Three Months Ended June 30,
2003			2002
U.S	Europe	Total	U.S	Europe	Total
$ 5,525,579	$206,716	$5,732,295	$5,905,200	$290,526	$6,195,726

Six Months Ended June 30,
2003			2002
U.S	Europe	Total	U.S	Europe	Total
$11,676,519	$442,838	$12,119,357	$11,322,313	$317,974	$11,640,287

7.	LINE OF CREDIT

We maintain a demand line of credit with a bank under which maximum borrowings are the lesser of $2.5 million or 75% of eligible accounts receivable, as defined in the loan agreement, and bear interest at the LIBOR Market Index Rate plus 2.65%. As of June 30, 2003, there were no borrowings under the line of credit. The line of credit was renewed on June 17, 2003 and expires on June 30, 2004. Borrowings under the line of credit are secured by substantially all of our assets. Our agreement with the bank provides that we maintain a minimum tangible net worth of $10.75 million and a ratio of total liabilities to tangible net worth of not more than 1.25 to 1.00. As of June 30, 2003, we were in compliance with these covenants.

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

Cash paid for income taxes for the three and six months ended June 30, 2003 was approximately $739 thousand and $954 thousand, respectively. For the three and six months ended June 30, 2002, cash paid for income taxes was approximately $711 thousand and $1.6 million, respectively. Cash interest income for the three and six months ended June 30, 2003 was approximately $3 thousand and $6 thousand, respectively. For the three and six months ended June 30, 2002, net cash interest expense was approximately $2.9 thousand and $4.0 thousand, respectively. We entered into capital lease obligations totaling $0 thousand and $139 thousand during the three and six months ended June 30, 2003. During the three and six months ended June 30, 2002, we did not enter into any new capital leases. The acquisition of property and equipment through lease incentives totaled $0 thousand and $814 thousand during the three and six months ended June 30, 2003. During the three and six months ended June 30, 2002, there were no acquisitions of property and equipment through lease incentives.

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

Our clients consist of many of the largest companies in the pharmaceutical, biotechnology and medical device industries. From protocol design and clinical program development, to proven patient recruitment, to managing the regulatory approval process, we have the resources to directly implement or manage Phase I through IV clinical trials and to deliver clinical programs on time and within budget. We have clinical trial experience across a wide variety of therapeutic areas, such as cardiovascular, endocrinology/metabolism, diabetes, neurology, oncology, immunology, vaccines, infectious diseases, gastroenterology, dermatology, hepatology, womens’ health and respiratory medicine. We have the capacity and expertise to conduct clinical trials on a global basis. We have managed studies in 20 countries, including the United States, Canada, Western and Eastern Europe, the Middle East, South Africa, Australia and Scandinavia.

We were incorporated in August 1998 in Nevada and in June 2002, we changed our state of incorporation to Delaware.

General

The information set forth and discussed below for the three and six months ended June 30, 2003 and 2002 is derived from the Financial Statements included elsewhere herein. The financial information set forth and discussed below is unaudited but, in the opinion of management, reflects all adjustments (primarily consisting of normal recurring adjustments) necessary for a fair presentation of such information. The results of our operations for a particular quarter may not be indicative of results expected during the other quarters or for the entire year.

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

Our backlog was approximately $16 million as of June 30, 2003 as compared to $30 million as of June 30, 2002. Our backlog consists of anticipated net revenue from signed contracts, letters of intent and certain verbal commitments that either have not started but are anticipated to begin in the near future or are in process and have not yet been completed. Many of our studies and projects are performed over an extended period of time, which may be several years. Amounts included in backlog have not yet been recognized as net revenue in our Consolidated Statements of Operations. Once contracted work begins, net revenue is recognized over the life of the contract on a proportional performance basis. The recognition of net revenue and contract terminations, if any, reduces our backlog while the awarding of new business increases our backlog. For the six months ended June 30, 2003 we obtained approximately $9.1 million of new business awards as compared to approximately $12.0 million for the six months ended June 30, 2002.

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

Percentage of Net Revenue, Excluding Reimbursable Out-of-Pocket Expenses

	Three Months Ended June 30		Six Months Ended June 30
	2003	2002	2003	2002
	(Unaudited)		(Unaudited)
Net revenue	100.0%	100.0%	100.0%	100.0%
Operating Expenses
Direct	67.5%	58.1%	64.1%	55.6%
Selling, general and administrative	26.5%	19.6%	24.7%	22.0%
Depreciation	4.0%	2.3%	3.6%	2.5%
Income from Operations	1.9%	20.0%	7.6%	19.9%
Net Income	1.2%	12.5%	4.6%	12.1%

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

As is customary in the industry, we exclude from revenue and expense in the Consolidated Statement of Operations fees paid to investigators and the associated reimbursement since we act as agent on behalf of our clients with regard to investigators. These investigator fees are not reflected in our Net Revenue, Reimbursement Revenue, Reimbursement Out-of-Pocket Expenses, and/or Direct Expenses. The amounts of these investigator fees were $3.5 million and $5.7 million for the three and six months ended June 30, 2003, respectively. For the three and six months ended June 30, 2002, investigator fees were $1.6 million and $3.7 million, respectively.

Concentration of Credit Risk

Our accounts receivable and costs and estimated earnings in excess of related billings on uncompleted contracts are concentrated with a small number of companies within the pharmaceutical, biotechnology and medical device industries. The significant majority of this exposure is to large, well established firms. Credit losses have historically been minimal. As of June 30, 2003, the total of accounts receivable and costs and estimated earnings in excess of related billings on uncompleted contracts was $13.5 million. Of this amount, the exposure to our three largest clients was 81% of the total, with the three largest clients representing 45%, 29%, and 8% of total exposure, respectively. As of June 30, 2002, the total of accounts receivable and costs and estimated earnings in excess of related billings on uncompleted contracts was $13.7 million. Of this amount, the exposure to our three largest clients was 96% of the total, with the three largest clients representing 62%, 25%, and 9% of total exposure, respectively.

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

Three Months Ended June 30, 2003 Compared With The Three Months Ended June 30, 2002

Net revenue for the three months ended June 30, 2003 decreased 7.5% to $5.7 million as compared to $6.2 million for the three months ended June 30, 2002. The decrease of $463 thousand reflects a lower level of new business awards in 2003 as well as the fact that several projects were winding down as they enter the later stages of their development schedules. New business awards and changes of scope for the three months ended June 30, 2003 were approximately $3.4 million as compared to approximately $7.5 million for the three months ended June 30, 2002. For the three months ended June 30, 2003, net revenue from our three largest clients amounted to 77% of our net revenue, with the three largest clients representing 41%, 25%, and 11% of net revenue, respectively. For the three months ended June 30, 2002, net revenue from our three largest clients amounted to 89% of our net revenue, with the three largest clients representing 39%, 38%, and 12% of net revenue, respectively.

Reimbursement revenue consisted of reimbursable out-of-pocket expenses incurred on behalf of our clients. Reimbursements are made at cost, without mark-up or profit, and therefore have no impact on net income.

Direct expenses included compensation and other expenses directly related to conducting clinical studies. These costs increased by $268 thousand to $3.9 million for the three months ended June 30, 2003 from $3.6 million for the three months ended June 30, 2002. The increase in direct expenses resulted principally from the increase in personnel costs associated increased project requirements and an expanded service delivery infrastructure. Direct expenses as a percentage of net revenue were 68% for the three months ended June 30, 2003 as compared to 58% for the three months ended June 30, 2002. The increase was principally due to increased project requirements as well as the mix of levels of personnel involved in the contracts performed, variations in the utilization of personnel and the mix of contracts being performed during each period.

Selling, general, and administrative expenses included the salaries, wages and benefits of all administrative, financial and business development personnel and all other support expenses not directly related to specific contracts. Selling, general and administrative expenses for the three months ended June 30, 2003 were $1.5 million, or 27% of net revenue, as compared to $1.2 million, or 20% of net revenue, for the three months ended June 30, 2002. The increase of $309 thousand primarily reflects increased staff, rent and insurance expenses. The increase as a percentage of net revenue generally reflects the impact of increased staff, rent and insurance expenses against a lower level of net revenue.

Depreciation and amortization expense increased to $231 thousand for the three months ended June 30, 2003 from $143 thousand for the three months ended June 30, 2002, primarily as a result of additional leasehold improvements.

Income from operations decreased by $1.1 million, or 91%, to $110 thousand, primarily for the reasons noted in the preceding paragraphs.

Net interest income for the three months ended June 30, 2003 was $3 thousand compared to net interest income of $3 thousand for the three months ended June 30, 2002.

The effective income tax rate for the three months ended June 30, 2003 and 2002 was 38% and 38%, respectively.

Net income for the three months ended June 30, 2003 decreased 91% to $71 thousand, or $0.01 per diluted share, as compared to $773 thousand, or $0.06 per diluted share for the three months ended June 30, 2002, primarily for the reasons noted above.

Six Months Ended June 30, 2003 Compared With The Six Months Ended June 30, 2002

Net revenue for the six months ended June 30, 2003 increased 4% to $12.1 million as compared to $11.6 million for the six months ended June 30, 2002. The increase in net revenue was a result of the year over year increase in net revenue reported in the quarter ended March 31, 2003. Also affecting net revenue for the six month period were a lower level of new business awards in 2003 as well as the fact that several projects were winding down as they enter the later stages of their development schedules. New business awards and changes of scope for the six months ended June 30, 2003 were approximately $9.1 million as compared to approximately $12.0 million for the six months ended June 30, 2002. For the six months ended June 30, 2003, net revenue from our three largest clients amounted to 76% of our net revenue, with the three largest clients representing 45%, 26%, and 5% of net revenue, respectively. For the six months ended June 30, 2002, net revenue from our three largest clients amounted to 87% of our net revenue, with the three largest clients representing 43%, 33%, and 11% of net revenue, respectively.

Reimbursement revenue consisted of reimbursable out-of-pocket expenses incurred on behalf of our clients. Reimbursements are made at cost, without mark-up or profit, and therefore have no impact on net income.

Direct expenses included compensation and other expenses directly related to conducting clinical studies. These costs increased by $1.3 million to $7.8 million for the six months ended June 30, 2003 from $6.5 million for the six months ended June 30, 2002. The increase in direct expenses resulted principally from the increase in personnel costs associated increased project requirements and an expanded service delivery infrastructure. Direct expenses as a percentage of net revenue were 64% for the six months ended June 30, 2003 as compared to 56% for the six months ended June 30, 2002. The increase was principally due to increased project requirements as well as the mix of levels of personnel involved in the contracts performed, variations in the utilization of personnel and the mix of contracts being performed during each period.

Selling, general, and administrative expenses included the salaries, wages and benefits of all administrative, financial and business development personnel and all other support expenses not directly related to specific contracts. Selling, general and administrative expenses for the six months ended June 30, 2003 were $3.0 million, or 25% of net revenue, as compared to $2.6 million, or 22% of net revenue, for the six months ended June 30, 2002. The increase of $434 thousand primarily reflects increased staff, rent and insurance expenses. The increase as a percentage of net revenue generally reflects the impact of increased staff, rent and insurance expenses.

Depreciation and amortization expense increased to $435 thousand for the six months ended June 30, 2003 from $290 thousand for the six months ended June 30, 2002, primarily as a result of additional leasehold improvements.

Income from operations decreased by $1.4 million, or 60%, to $917 thousand, primarily for the reasons noted in the preceding paragraphs.

Net interest income for the six months ended June 30, 2003 was $7 thousand compared to net interest income of $4 thousand for the six months ended June 30, 2002, largely the result of having more cash to invest.

The effective income tax rate for the six months ended June 30, 2003 and 2002 was 40% and 40%, respectively.

Net income for the six months ended June 30, 2003 decreased 60% to $553 thousand, or $0.04 per diluted share, as compared to $1.4 million, or $0.11 per diluted share for the six months ended June 30, 2002, primarily for the reasons noted above.

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

Net revenue is recognized on a proportional performance basis. We typically receive a low volume of large-dollar receipts. As a result, the number of days net revenue outstanding in accounts receivable, costs and estimated earnings in excess of related billings, customer advances, and billings in excess of related costs will fluctuate due to the timing and size of billings and cash receipts. At June 30, 2003, the net days revenue outstanding was 154 days compared to 130 days at December 31, 2002. Compared to December 31, 2002, accounts receivable decreased $1.2 million to $6.3 million at June 30, 2003, primarily due to the timing of billings and progress payments for clinical trials. Of the accounts receivable balance at June 30, 2003, less than 4% of the total was over 60 days past invoice date.

Compared to December 31, 2002, costs and estimated earnings in excess of related billings on uncompleted contracts decreased $1.8 million to $7.2 million at June 30, 2003. The decrease primarily represents timing differences between the net revenue recognized on the trials being managed and the billing milestones or payment schedules contained in the contracts with our clients. The balance at June 30, 2003 primarily consisted of 4 clinical trials, which individually constituted 45%, 15%, 9% and 8% of the balance. These clinical trials are expected to be completed during 2003 and 2004. The decrease in the liability account billings in excess of related costs and estimated earnings on uncompleted contracts of $831 thousand to $1.0 million as of June 30, 2003 from $1.8 million as of December 31, 2002, resulted from continued progress on several contracts with billing schedules weighted toward the earlier phases of the study. The decrease in customer advances of $245 thousand to $3.4 million as of June 30, 2003 from $3.6 million as of December 31, 2002, resulted primarily from the net utilization of customer advances for investigator payments.

Our net cash provided by operating activities was $2.7 million for the six months ended June 30, 2003, compared with net cash used by operating activities of $750 thousand for the six months ended June 30, 2002. The primary reason for this change were decreases in our accounts receivable and our costs and estimated earnings in excess of related billings on uncompleted contracts relative to the end of the prior year. Net cash used by investing activities, consisting principally of purchases of property, equipment and leasehold improvements, was $546 thousand for the six months ended June 30, 2003, compared with net cash used by investing activities of $217 thousand for the six months ended June 30, 2002. Purchases and leasehold improvements for the six months ended June 30, 2003 included leasehold improvements, software and hardware, including host servers and computers for our corporate office and field-based personnel. Net cash used by financing activities was $11 thousand for the six months ended June 30, 2003, compared with net cash provided by financing activities of $251 thousand for the six months ended June 30, 2002. The primary difference related to the scheduled repayment of capital lease obligations.

As a result of these cash flows, our cash and cash equivalents balance at June 30, 2003 was $4.3 million as compared to $2.1 million at December 31, 2002.

We maintain a demand line of credit with a bank under which maximum borrowings are the lesser of $2.5 million or 75% of eligible accounts receivable, as defined in the loan agreement, and bear interest at the LIBOR Market Index Rate plus 2.65%. As of June 30, 2003, there were no borrowings under the line of credit. The line of credit was renewed on June 17, 2003 and expires on June 30, 2004. Borrowings under the line of credit are secured by substantially all of our assets. Our agreement with the bank provides that we maintain a minimum tangible net worth of $10.75 million and a ratio of total liabilities to tangible net worth of not more than 1.25 to 1.00. As of June 30, 2003, we were in compliance with these covenants.

We purchased equipment and made leasehold improvements of $546 thousand during the six months ended June 30, 2003. We anticipate capital expenditures of approximately $75 - $150 thousand during the remainder of 2003, primarily for leasehold improvements, software applications, workstations, personal computer equipment and related assets.

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

In January 2003, the FASB issued Interpretation No. 46, “Consolidation of Variable Interest Entities.” Interpretation No. 46 provides an interpretation of Accounting Research Bulletin No. 51, “Consolidated Financial Statements” with respect to the consolidation of variable interest entities. Interpretation No. 46 requires existing unconsolidated variable interest entities to be consolidated by their primary beneficiaries if the entities do not effectively disperse risks among the parties involved. Interpretation No. 46 applies immediately to variable interest entities created after January 31, 2003 and, for variable interest entities created before February 1, 2003, it becomes applicable for fiscal periods beginning after June 15, 2003. Adoption of Interpretation No. 46 is not expected to have a material impact on our financial statements.

In April 2003, the FASB issued SFAS No. 149, “Amendment of Statement 133 on Derivative Instruments and Hedging Activities.” SFAS No. 149 amends and clarifies financial accounting and reporting for derivative instruments, including certain derivative instruments embedded in other contracts (collectively referred to as derivatives) and for hedging activities under SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities.” SFAS No. 149 is effective for contracts entered into or modified after June 30, 2003, except as stated below and for hedging relationships designated after June 30, 2003. The provisions of SFAS No. 149 that relate to Statement 133 Implementation Issues that have been effective for fiscal quarters that began prior to June 15, 2003, should continue to be applied in accordance with their respective effective dates. The Company has not entered into any derivative transactions and therefore this standard is not expected to have a material impact on our financial statements.

In May 2003, the FASB issued SFAS No. 150, “Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity”, which establishes standards for how an issuer classifies and measures certain financial instruments with characteristics of both liabilities and equity. SFAS No. 150 requires that an issuer classify a financial instrument that is within its scope, which may have previously been reported as equity, as a liability (or an asset in some circumstances). This statement is effective for financial instruments entered into or modified after May 31, 2003, and otherwise is effective at the beginning of the first interim period beginning after June 15, 2003, except for mandatory redeemable financial instruments of nonpublic companies. Adoption of SFAS No. 150 is not expected to have a material impact on our financial statements.

ITEM 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK

Market Risk

The fair value of cash and cash equivalents, restricted cash, accounts receivable, costs and estimated earnings in excess of related billings on uncompleted contracts, accounts payable, accrued expenses and billings in excess of related costs and estimated earnings on uncompleted contracts are not materially different than their carrying amounts as reported at June 30, 2003 and June 30, 2002.

As of June 30, 2003, the Company was not a counterparty to any forward foreign exchange contracts or any other transaction involving a derivative financial instrument.

Foreign Currency Exchange Risk

The Company is exposed to foreign currency exchange risk through its international operations. For the three and six months ended June 30, 2003, approximately 4% of our net revenues were derived from contracts denominated in other than U.S. Dollars. Our financial statements are denominated in U.S. Dollars. As a result, factors associated with international operations, including changes in foreign currency exchange rates, could affect our results of operations and financial condition. Contracts entered into in the United States are denominated in U.S. Dollars. Contracts entered into by our international subsidiary are generally denominated in pounds sterling or Euros. To date, we have not engaged in any derivative or contractual hedging activities related to our foreign exchange exposures. We believe that these exposures are limited by virtue of their small size relative to our operations as well as the partial natural hedge afforded by our local currency expenditures to service these local currency contracts.

Assets and liabilities of the Company’s international operations are translated into U.S. Dollars at exchange rates in effect on the balance sheet date and equity accounts are translated at historical exchange rates. Revenue and expense items are translated at average exchange rates in effect during the quarter. Gains or losses from translating foreign currency financial statements are recorded in other comprehensive income. The cumulative translation adjustment included in other comprehensive income (loss) for the three months ended June 30, 2003 and June 30, 2002 was $27 thousand and $(1) thousand, respectively. For the six months ended June 30, 2003 and June 30, 2002, the cumulative translation adjustment included in other comprehensive income (loss) was $27 thousand and $(2) thousand, respectively.

Inflation

We believe that the effects of inflation generally do not have a material adverse impact on our operations or financial condition.

ITEM 4.	CONTROLS AND PROCEDURES

(a)	An evaluation was performed under the supervision and with the participation of the Company’s management, including its Chief Executive Officer, or CEO, and Chief Financial Officer, or CFO, of the effectiveness of the Company’s disclosure controls and procedures, as such term is defined under Rule 13a-15(e) promulgated under the Securities Exchange Act of 1934, as amended (the “Exchange Act”) as of June 30, 2003. Based upon that evaluation, the Company’s management, including the CEO and CFO, concluded that the Company’s disclosure controls and procedures are effective to ensure that information required to be disclosed by the Company in reports that it files or submits under the Exchange Act, is recorded, processed, summarized and reported as specified in the Securities and Exchange Commission rules and forms.

(b)	There were no significant changes in the Company’s internal control over financial reporting that occurred during the Company’s most recent fiscal quarter that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II. OTHER INFORMATION

ITEM 4.	SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

The 2003 Annual Meeting of Stockholders of the Company was held on June 3, 2003. At the Annual Meeting, the following proposals were voted upon:

a.	The election of five directors for the ensuing year. The following directors were elected to office for the ensuing year and were approved by the following votes:

	For	Withheld
Kenneth M. Borow, M.D.	10,345,825	71,252
Earl M. Collier, Jr.	10,346,840	70,237
Thomas E. Hodapp	10,283,440	33,637
Scott M. Jenkins	10,346,748	70,324
Jorge A. Leon	10,346,840	70,237

b.	A proposal to ratify the selection of Deloitte & Touche LLP as the Company’s independent public accountants for the year ending December 31, 2003 was approved by the following vote:

For	Against	Abstentions
10,384,284	17,099	15,694

ITEM 6.	EXHIBITS AND REPORTS ON FORM 8-K

(a)	Exhibits

10.1	Employment Agreement between Covalent Group, Inc. and Brian Dickson, M.D.
10.2	Loan Agreement with Wachovia Bank, National Association dated June 17, 2003.
31.1	Certification of Chief Executive Officer required by Rule 13a-14(a) or Rule 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certification of Chief Financial Officer required by Rule 13a-14(a) or Rule 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1	Certification pursuant to 18 U.S.C. § 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2	Certification pursuant to 18 U.S.C. § 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

(b)	Form 8-K

None.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

COVALENT GROUP, INC.

Dated: August 13, 2003	By:	/s/ KENNETH M. BOROW, M.D.
Kenneth M. Borow, M.D. President and Chief Executive Officer

Dated: August 13, 2003	By:	/s/ JORGE A. LEON
Jorge A. Leon Chief Operating Officer and Chief Financial Officer

EXHIBIT INDEX

Exhibit	Description
10.1	Employment Agreement between Covalent Group, Inc. and Brian Dickson, M.D.

10.2	Loan Agreement with Wachovia Bank, National Association dated June 17, 2003.

31.1	Certification of Chief Executive Officer required by Rule 13a-14(a) or Rule 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer required by Rule 13a-14(a) or Rule 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification pursuant to 18 U.S.C. § 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification pursuant to 18 U.S.C. § 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.