Form 10-Q
period 2003-09-30
COVALENT GROUP INC
filed 2003-11-13
CIK 856569

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

for the quarterly period ended September 30, 2003.

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

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practical date: As of November 3, 2003 there were 13,070,051 shares of Covalent Group, Inc. common stock outstanding, par value $.001 per share, excluding 152,932 shares in treasury.

COVALENT GROUP, INC.

PART I. FINANCIAL INFORMATION

ITEM 1.	CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

Covalent Group, Inc.

Consolidated Balance Sheets

(Unaudited)

	September 30, 2003	December 31, 2002
Assets
Current Assets
Cash and cash equivalents	$2,282,840	$2,121,439
Restricted cash	73,181	419,791
Accounts receivable	8,254,551	7,586,575
Prepaid expenses and other	1,308,190	380,404
Costs and estimated earnings in excess of related billings on uncompleted contracts	7,773,604	9,024,854

Total Current Assets	19,692,366	19,533,063

Property and Equipment, Net	2,105,411	1,281,149

Other Assets	22,186	22,265

Total Assets	$21,819,963	$20,836,477

Liabilities and Stockholders’ Equity
Current Liabilities
Accounts payable	$2,770,300	$2,755,520
Accrued expenses	133,213	403,735
Income tax payable	—	111,646
Obligations under capital leases	36,425	59,418
Billings in excess of related costs and estimated earnings on uncompleted contracts	1,392,403	1,817,697
Customer advances	4,408,756	3,612,856

Total Current Liabilities	8,741,097	8,760,872

Long Term Liabilities
Obligations under capital leases	101,704	2,907
Other liabilities	727,135	—
Deferred income tax	246,387	344,225

Total Long Term Liabilities	1,075,226	347,132

Total Liabilities	9,816,323	9,108,004

Stockholders’ Equity
Common stock, $.001 par value 25,000,000 shares authorized, 13,222,983 and 12,664,583 shares issued respectively	13,223	12,665
Additional paid-in capital	11,346,012	10,887,759
Retained earnings	1,012,729	852,021
Accumulated other comprehensive income	90,650	26,344

Less:	12,462,614	11,778,789
Treasury stock, at cost, 152,932 and 12,500 shares, respectively	(458,974)	(50,316)

Total Stockholders’ Equity	12,003,640	11,728,473

Total Liabilities and Stockholders’ Equity	$21,819,963	$20,836,477

See accompanying notes to the consolidated financial statements.

Covalent Group, Inc.

Consolidated Statements of Operations

(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2003	2002	2003	2002
Net revenue	$3,876,593	$6,001,436	$15,995,950	$17,641,723
Reimbursement revenue	2,026,201	1,300,065	3,872,974	3,183,812

Total Revenue	$5,902,794	$7,301,501	$19,868,924	$20,825,535

Operating Expenses
Direct	3,434,767	4,236,848	11,207,737	10,705,092
Reimbursement out-of-pocket expenses	2,026,201	1,300,065	3,872,974	3,183,812
Selling, general and administrative	1,197,290	1,020,808	4,191,566	3,581,136
Depreciation and amortization	232,052	170,586	666,676	460,563

Total Operating Expenses	6,890,310	6,728,307	19,938,953	17,930,603

Income (Loss) from Operations	(987,516)	573,194	(70,029)	2,894,932

Net Interest Income	1,912	1,943	8,564	6,222

Income (Loss) before Income Taxes	(985,604)	575,137	(61,465)	2,901,154

Income Tax Provision (Benefit)	(593,320)	195,000	(222,173)	1,116,476

Net Income (Loss)	$(392,284)	$380,137	$160,708	$1,784,678

Net Income (Loss) per Common Share

Basic:	$(0.03)	$0.03	$0.01	$0.14
Diluted:	$(0.03)	$0.03	$0.01	$0.13

Weighted Average Common and Common Equivalent Shares Outstanding
Basic	12,884,691	12,605,383	12,637,364	12,568,327
Diluted	12,884,691	13,075,539	12,966,815	13,222,161

See accompanying notes to the consolidated financial statements.

Covalent Group, Inc.

Consolidated Statements of Cash Flows

(unaudited)

	Nine Months Ended September 30,
	2003	2002
Operating Activities:

Net income	$160,708	$1,784,678
Adjustments to reconcile net income to net cash provided (used) by operating activities:
Depreciation and amortization	666,676	460,563
Changes in assets and liabilities;
Restricted cash	346,610	459,951
Accounts receivable	(667,976)	(3,779,846)
Prepaid expenses and other	(927,786)	(417,902)
Costs and estimated earnings in excess of related billings on uncompleted contracts	1,251,250	(2,717,485)
Other assets	79	2,964
Accounts payable	14,780	967,748
Accrued expenses	(270,522)	(492,888)
Income taxes payable	(111,646)	(628,898)
Deferred taxes	(97,838)
Billings in excess of related costs and estimated earnings on uncompleted contracts	(425,294)	1,473,542
Customer advances	795,900	1,056,523

Net Cash Provided by (Used) In Operating Activities	734,941	(1,831,050)

Investing Activities:

Purchases of property and equipment	(763,803)	(343,577)

Net Cash Used In Investing Activities	(763,803)	(343,577)

Financing Activities:
Net repayments and borrowings under capital leases	75,804	(49,370)
Treasury stock transactions	(408,658)	—
Proceeds from exercise of stock options	458,811	369,349

Net Cash Provided By Financing Activities	125,957	319,979

Effect of Exchange Rate Changes on Cash and Cash Equivalents	64,306	(13)

Net Increase (Decrease) In Cash and Cash Equivalents	161,401	(1,854,661)

Cash and Cash Equivalents, Beginning of Period	2,121,439	3,454,543

Cash and Cash Equivalents, End of Period	$2,282,840	$1,599,882

See accompanying notes to the consolidated financial statements.

Covalent Group, Inc.

Notes to Consolidated Financial Statements

(Unaudited)

1.	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES:

Basis of Presentation

The accompanying unaudited financial statements for the three and nine months ended September 30, 2003 and September 30, 2002 have been prepared in accordance with accounting principles generally accepted in the United States of America (“generally accepted accounting principles”) for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (primarily consisting of normal recurring adjustments) considered necessary for a fair presentation have been included. Operating results for the three and nine months ended September 30, 2003 may not necessarily be indicative of the results that may be expected for other quarters or for the year ending December 31, 2003. For further information, refer to the financial statements and footnotes thereto included in our Annual Report on Form 10-KSB for the year ended December 31, 2002.

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

Consolidation

The consolidated financial statements for the three and nine months ended September 30, 2003 and 2002 include our accounts and the accounts of our wholly-owned subsidiaries. Intercompany transactions and balances have been eliminated in consolidation.

Restricted Cash

We received advance payments from one of our clients as part of a long-term contract, which included a separate restricted cash account to be utilized for payment of investigator fees. As of September 30, 2003 and 2002, this restricted cash amount was $73 thousand and $192 thousand, respectively. This amount is also included in customer advances in the accompanying balance sheets.

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

As is customary in the industry, we exclude from revenue and expense in the Consolidated Statement of Operations fees paid to investigators and the associated reimbursement since we act as agent on behalf of our clients with regard to investigators. These investigator fees are not reflected in our Net Revenue, Reimbursement Revenue, Reimbursement Out-of-Pocket Expenses, and/or Direct Expenses. The amounts of these investigator fees were $2.4 million and $7.8 million for the three and nine months ended September 30, 2003, respectively. For the three and nine months ended September 30, 2002, investigator fees were $2.5 million and $6.2 million, respectively.

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

The following table illustrates the effect on net income and earnings per share if the Company had applied the fair value recognition provisions of SFAS No. 123, “Accounting for Stock-Based Compensation” to stock-based employee compensation:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2003	2002	2003	2002
Net Income (Loss) - as reported	$(392,284)	$380,137	$160,708	$1,784,678

Deduct: Pro forma stock-based compensation expense determined under the fair value method, net of related tax effects	(133,888)	(221,238)	(366,948)	(619,701)

Pro forma Net Income (Loss)	$(526,172)	$158,899	$(206,240)	$1,164,977

Net Income (Loss) Per Share
Basic - as reported	$(0.03)	$0.03	$0.01	$0.14
Basic - pro forma	$(0.04)	$0.01	$(0.02)	$0.09

Diluted - as reported	$(0.03)	$0.03	$0.01	$0.13
Diluted - pro forma	$(0.04)	$0.01	$(0.02)	$0.09

Reclassifications

Certain prior year balances have been reclassified to conform to the current year presentation.

2.	RECENTLY ISSUED ACCOUNTING STANDARDS:

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

In November 2002, the EITF finalized its tentative consensus on EITF Issue 00-21, “Revenue Arrangements with Multiple Deliverables”, which provides guidance on the timing and method of revenue recognition for sales arrangements that include the delivery of more than one product or service. EITF 00-21 is effective prospectively for arrangements entered into in fiscal periods beginning after June 15, 2003. Adoption of EITF Issue 00-21 did not have a material impact on our financial statements.

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

Earnings per share is calculated in accordance with SFAS No. 128, “Earnings Per Share.” Basic earnings per share is computed by dividing net income for the period by the weighted average number of common shares outstanding during the period. Diluted earnings per share is computed by dividing net income by the weighted average number of common shares plus the dilutive effect of outstanding stock options under the Company’s equity incentive plans. Stock options outstanding that are not included in the table below because of their anti-dilutive effect for the three and nine months ended September 30, 2003 were 1,331,282 and 1,519,709, respectively. Stock options outstanding that are not included in the table below because of their anti-dilutive effect for the three and nine months ended September 30, 2002 were 1,348,600 and 766,000, respectively.

The net income and weighted average common and common equivalent shares outstanding for purposes of calculating net income per common share were computed as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2003	2002	2003	2002
Net Income (Loss)	$(392,284)	$380,137	$160,708	$1,784,678

Weighted average number of common shares outstanding used in computing basic earnings per share	12,884,691	12,605,383	12,637,364	12,568,327

Dilutive effect of stock options outstanding	0	470,156	329,451	653,834

Weighted average shares used in computing diluted earnings per share	12,884,691	13,075,539	12,966,815	13,222,161

Basic earnings (loss) per share	$(0.03)	$0.03	$0.01	$0.14

Diluted earnings (loss) per share	$(0.03)	$0.03	$0.01	$0.13

4.	STOCK-BASED COMPENSATION

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

For purposes of determining the pro forma amounts in Note 1, the fair value of each option grant is estimated on the date of grant using the Black-Scholes option pricing model with the following assumptions:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2003	2002	2003	2002
Risk-free interest rate	2.11% - 2.86%	2.76% - 3.62%	2.11% - 3.04%	2.76% - 4.74%
Expected dividend yield	—	—	—	—
Expected life	5 years	5 years	5 years	5 years
Expected volatility	52%	56%	52%	56%

Based upon the above assumptions, the weighted average fair value of the stock options granted for the three and nine months ended September 30, 2003 was $0.92 and $1.04, respectively. For the three and nine months ended September 30, 2002 the weighted average fair value of the stock options granted was $1.40 and $1.82, respectively. Because additional option grants are expected to be made, the above pro forma disclosures are not representative of pro forma effects on reported net income for future periods.

5.	COMPREHENSIVE INCOME

A reconciliation of comprehensive income in accordance with Statement of Financial Accounting Standards No. 130 “Reporting Comprehensive Income” is as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2003	2002	2003	2002
Net Income (Loss)	$(392,284)	$380,137	$160,708	$1,784,678

Foreign currency translation adjustment	37,653	1,533	64,306	(13)

Comprehensive Income (Loss)	$(354,631)	$381,670	$225,014	$1,784,665

6.	SEGMENT INFORMATION

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

The following table summarizes the distribution of net revenue and contracts with significant clients:

	Three Months Ended September 30,				Nine Months Ended September 30,
	2003		2002		2003		2002
	% of Revenues	Number of Contracts	% of Revenues	Number of Contracts	% of Revenues	Number of Contracts	% of Revenues	Number of Contracts
Client A	49%	7	47%	9	46%	8	38%	9
Client B	7%	1	29%	3	21%	3	38%	4
Client C	6%	2	11%	3	6%	1	11%	3

Top Three Clients	62%	10	87%	15	73%	12	87%	16

The following table summarizes the distribution of net revenues from external clients by geographical area:

Three Months Ended September 30,
2003			2002
U.S	Europe	Total	U.S	Europe	Total
$3,501,653	$374,940	$3,876,593	$5,714,374	$287,062	$6,001,436

Nine Months Ended September 30,
2003			2002
U.S	Europe	Total	U.S	Europe	Total
$15,178,172	$817,778	$15,995,950	$17,036,687	$605,036	$17,641,723

7.	LINE OF CREDIT

We maintain a demand line of credit with a bank under which maximum borrowings are the lesser of $2.5 million or 75% of eligible accounts receivable, as defined in the loan agreement, and bear interest at the LIBOR Market Index Rate plus 2.65%. As of September 30, 2003, there were no borrowings under the line of credit. The line of credit was renewed on June 17, 2003 and expires on June 30, 2004. Borrowings under the line of credit are secured by substantially all of our assets. Our agreement with the bank provides that we maintain a minimum tangible net worth of $10.75 million and a ratio of total liabilities to tangible net worth of not more than 1.25 to 1.00. As of September 30, 2003, we were in compliance with these covenants.

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

Cash paid for income taxes for the three and nine months ended September 30, 2003 was approximately $91 thousand and $1.0 million, respectively. For the three and nine months ended September 30, 2002, cash paid for income taxes was approximately $72 thousand and $1.7 million, respectively. Cash interest income for the three and nine months ended September 30, 2003 was approximately $2 thousand and $8 thousand, respectively. For the three and nine months ended September 30, 2002, net cash interest expense was approximately $0 and $3 thousand, respectively. We entered into capital lease obligations totaling $0 and $139 thousand during the three and nine months ended September 30, 2003, respectively. During the three and nine months ended September 30, 2002, we did not enter into any new capital leases. The acquisition of property and equipment through lease incentives totaled $0 and $814 thousand during the three and nine months ended September 30, 2003, respectively. During the three and nine months ended September 30, 2002, there were no acquisitions of property and equipment through lease incentives.

10.	EXERCISE OF EMPLOYEE STOCK OPTION

On July 31, 2003, Dr. Borow, President and Chief Executive Officer of Covalent, exercised an employee stock option to acquire 500,000 shares of Covalent common stock. The option had a grant date of August 6, 1998, an expiration date of August 5, 2003 and an exercise price of $0.6875. As payment for the shares issued and related withholding taxes, the Company received from Dr. Borow 140,432 Covalent common shares that were owned by him. The shares received by the Company are included as treasury stock in our Consolidated Balance Sheet at September 30, 2003.

11.	INCOME TAX BENEFIT

For the three months ended September 30, 2003, the Company recorded an income tax benefit of $593 thousand. Included in the income tax benefit was $495 thousand attributed to a loss from operations generated in the U.S. and $98 thousand from the reversal of a prior year deferred tax credit. Also impacting the amount of the income tax benefit was the utilization of approximately $77 thousand in tax loss carryforwards on earnings generated from outside the U.S.

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

We are a clinical research organization (“CRO”) which is a leader in the design and management of complex clinical trials for the pharmaceutical, biotechnology and medical device industries. Our mission is to provide our clients with high quality, full-service support for their clinical trials. We offer therapeutic expertise, experienced team management and advanced technologies. Our headquarters is in Wayne, Pennsylvania and our International operations are based in Guildford, Surrey, United Kingdom.

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

General

The information set forth and discussed below for the three and nine months ended September 30, 2003 and 2002 is derived from the Financial Statements included elsewhere herein. The financial information set forth and discussed below is unaudited but, in the opinion of management, reflects all adjustments (primarily consisting of normal recurring adjustments) necessary for a fair presentation of such information. The results of our operations for a particular quarter may not be indicative of results expected during the other quarters or for the entire year.

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

Our backlog was approximately $14 million as of September 30, 2003 as compared to approximately $20 million as of September 30, 2002. Our backlog consists of anticipated net revenue from signed contracts, letters of intent and certain verbal commitments that either have not started but are anticipated to begin in the near future or are in process and have not yet been completed. Many of our studies and projects are performed over an extended period of time, which may be several years. Amounts included in backlog have not yet been recognized as net revenue in our Consolidated Statements of Operations. Once contracted work begins, net revenue is recognized over the life of the contract on a proportional performance basis. The recognition of net revenue and contract terminations, if any, reduces our backlog while the awarding of new business increases our backlog. For the nine months ended September 30, 2003, we obtained approximately $11.3 million of new business awards as compared to approximately $12 million for the nine months ended September 30, 2002.

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

Percentage of Net Revenue, Excluding Reimbursable Out-of-Pocket Expenses

	Three Months Ended September 30		Nine Months Ended September 30
	2003	2002	2003	2002
	(Unaudited)		(Unaudited)
Net revenue	100.0%	100.0%	100.0%	100.0%
Operating Expenses
Direct	88.6%	70.6%	70.1%	60.7%
Selling, general and administrative	30.9%	17.0%	26.2%	20.3%
Depreciation	6.0%	2.8%	4.2%	2.6%
Income (Loss) from Operations	-25.5%	9.6%	-0.4%	16.4%
Net Income (Loss)	-10.1%	6.3%	1.0%	10.1%

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

As is customary in the industry, we exclude from revenue and expense in the Consolidated Statement of Operations fees paid to investigators and the associated reimbursement since we act as agent on behalf of our clients with regard to investigators. These investigator fees are not reflected in our Net Revenue, Reimbursement Revenue, Reimbursement Out-of-Pocket Expenses, and/or Direct Expenses. The amounts of these investigator fees were $2.4 million and $7.8 million for the three and nine months ended September 30, 2003, respectively. For the three and nine months ended September 30, 2002, investigator fees were $2.5 million and $6.2 million, respectively.

Concentration of Credit Risk

Our accounts receivable and costs and estimated earnings in excess of related billings on uncompleted contracts are concentrated with a small number of companies within the pharmaceutical, biotechnology and medical device industries. The significant majority of this exposure is to large, well established firms. Credit losses have historically been minimal. As of September 30, 2003, the total of accounts receivable and costs and estimated earnings in excess of related billings on uncompleted contracts was $16.0 million. Of this amount, the exposure to our three largest clients was 67% of the total, with the three largest clients representing 31%, 24%, and 12% of total exposure, respectively. As of September 30, 2002, the total of accounts receivable and costs and estimated earnings in excess of related billings on uncompleted contracts was $15.9 million. Of this amount, the exposure to our three largest clients was 95% of the total, with the three largest clients representing 56%, 28%, and 11% of total exposure, respectively.

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

Three Months Ended September 30, 2003 Compared with the Three Months Ended September 30, 2002

Net revenue for the three months ended September 30, 2003 decreased 35% to $3.9 million as compared to $6.0 million for the three months ended September 30, 2002. The decrease of $2.1 million reflects a lower than anticipated level of new business awards as well as the fact that several projects were winding down as they enter the later stages of their development schedules. Also reducing revenues were increases to the estimated costs to complete several projects. New business awards and changes of scope for the three months ended September 30, 2003 were approximately $2.2 million as compared to approximately $1.2 for the three months ended September 30, 2002. If we are not able to increase our level of new business production, our business, financial condition and results of operations will be materially and adversely affected. For the three months ended September 30, 2003, net revenue from our three largest clients amounted to 62% of our net revenue, with the three largest clients representing 49%, 7%, and 6% of net revenue, respectively. For the three months ended September 30, 2002, net revenue from our three largest clients amounted to 87% of our net revenue, with the three largest clients representing 47%, 29%, and 11% of net revenue, respectively.

Reimbursement revenue consisted of reimbursable out-of-pocket expenses incurred on behalf of our clients. Reimbursements are made at cost, without mark-up or profit, and therefore have no impact on net income.

Direct expenses included compensation and other expenses directly related to conducting clinical studies. These costs decreased by $802 thousand to $3.4 million for the three months ended September 30, 2003 from $4.2 million for the three months ended September 30, 2002. The decrease in direct expenses resulted principally from a decline in personnel costs associated with lower project requirements and other cost control initiatives. Direct expenses as a percentage of net revenue were 88.6% for the three months ended September 30, 2003 as compared to 70.6% for the three months ended September 30, 2002. The increase in the ratio was principally due to the lower level of net revenue reported for the quarter.

Selling, general, and administrative expenses included the salaries, wages and benefits of all administrative, financial and business development personnel and all other support expenses not directly related to specific contracts. Selling, general and administrative expenses for the three months ended September 30, 2003 were $1.2 million, or 30.9% of net revenue, as compared to $1.0 million, or 17.0% of net revenue, for the three months ended September 30, 2002. The increase of $176 thousand primarily reflects increased rent and insurance expense. The increase as a percentage of net revenue generally reflects the impact of increased rent and insurance expense and a lower level of net revenue.

Depreciation and amortization expense increased to $232 thousand for the three months ended September 30, 2003 from $171 thousand for the three months ended September 30, 2002, primarily as a result of additional leasehold improvements.

Income from operations decreased by $1.6 million to a loss from operations of $988 thousand, primarily for the reasons noted in the preceding paragraphs.

Net interest income for the three months ended September 30, 2003 was $2 thousand which was comparable to the three months ended September 30, 2002.

The effective income tax rate (benefit) for the three months ended September 30, 2003 and 2002 was (60)% and 34%, respectively. The 2003 credit rate reflects a loss from operations in the U.S., positive earnings from outside the United States that still benefit from the utilization of a tax loss carryforward, and the reversal of a prior year deferred tax credit in the amount of $98 thousand.

The net loss for the three months ended September 30, 2003 was $392 thousand, or $0.03 per diluted share, as compared to net income of $380 thousand, or $0.03 per diluted share for the three months ended September 30, 2002, primarily for the reasons noted above.

Nine Months Ended September 30, 2003 Compared with the Nine Months Ended September 30, 2002

Net revenue for the nine months ended September 30, 2003 decreased 9% to $16.0 million as compared to $17.6 million for the nine months ended September 30, 2002. The decrease in net revenue was a result of a lower than anticipated level of new business awards as well as the fact that several projects were winding down as they enter the later stages of their development schedules. Also reducing revenues were increases to the cost to complete estimates on several projects. New business awards and changes of scope for the nine months ended September 30, 2003 were approximately $11 million as compared to approximately $12 million for the nine months ended September 30, 2002. If we are not able to increase our level of new business production, our business, financial condition and results of operations will be materially and adversely affected. For the nine months ended September 30, 2003, net revenue from our three largest clients amounted to 73% of our net revenue, with the three largest clients representing 46%, 21%, and 6% of net revenue, respectively. For the nine months ended September 30, 2002, net revenue from our three largest clients amounted to 87% of our net revenue, with the three largest clients representing 38%, 38%, and 11% of net revenue, respectively.

Reimbursement revenue consisted of reimbursable out-of-pocket expenses incurred on behalf of our clients. Reimbursements are made at cost, without mark-up or profit, and therefore have no impact on net income.

Direct expenses included compensation and other expenses directly related to conducting clinical studies. These costs increased by $502 thousand to $11.2 million for the nine months ended September 30, 2003 from $10.7 million for the nine months ended September 30, 2002. The increase in direct expenses resulted principally from the increase in personnel costs associated with increased project requirements, largely in the first quarter of 2003. Direct expenses as a percentage of net revenue were 70.1% for the nine months ended September 30, 2003 as compared to 60.7% for the nine months ended September 30, 2002. The increase in the ratio was principally due to the lower level of net revenue reported during 2003.

Selling, general, and administrative expenses included the salaries, wages and benefits of all administrative, financial and business development personnel and all other support expenses not directly related to specific contracts. Selling, general and administrative expenses for the nine months ended September 30, 2003 were $4.2 million, or 26.2% of net revenue, as compared to $3.6 million, or 20.3% of net revenue, for the nine months ended September 30, 2002. The increase of $610 thousand primarily reflects increased staff in early 2003 as well as higher rent and insurance expense. The increase as a percentage of net revenue generally reflects the impact of increased rent and insurance expense against a lower level of net revenue.

Depreciation and amortization expense increased to $667 thousand for the nine months ended September 30, 2003 from $461 thousand for the nine months ended September 30, 2002, primarily as a result of additional leasehold improvements.

Income from operations decreased by $3.0 million, to a loss from operations of $70 thousand, primarily for the reasons noted in the preceding paragraphs.

Net interest income for the nine months ended September 30, 2003 was $9 thousand compared to net interest income of $6 thousand for the nine months ended September 30, 2002, largely the result of having more cash to invest.

The effective income tax rate (benefit) for the nine months ended September 30, 2003 and 2002 was (361)% and 39%, respectively. The 2003 credit rate reflects a loss from operations in the U.S., positive earnings from outside the United States that still benefit from the utilization of a tax loss carryforward, and the reversal of a prior year deferred tax credit in the amount of $98 thousand.

Net income for the nine months ended September 30, 2003 decreased to $161 thousand, or $0.01 per diluted share, as compared to $1.8 million, or $0.13 per diluted share for the nine months ended September 30, 2002, primarily for the reasons noted above.

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

Net revenue is recognized on a proportional performance basis. We typically receive a low volume of large-dollar receipts. As a result, the number of days net revenue outstanding in accounts receivable, costs and estimated earnings in excess of related billings, customer advances, and billings in excess of related costs will fluctuate due to the timing and size of billings and cash receipts. At September 30, 2003, the net days revenue outstanding was 227 days compared to 130 days at December 31, 2002.

Compared to December 31, 2002, accounts receivable increased $668 thousand to $8.3 million at September 30, 2003, primarily due to the timing of billings and progress payments for clinical trials. Of the accounts receivable balance at September 30, 2003, less than 4% of the total was over 60 days past invoice date.

Compared to December 31, 2002, costs and estimated earnings in excess of related billings on uncompleted contracts decreased $1.3 million to $7.8 million at September 30, 2003. The decrease primarily represents timing differences between the net revenue recognized on the trials being managed and the billing milestones or payment schedules contained in the contracts with our clients. The balance at September 30, 2003 primarily consisted of 4 clinical trials, which individually constituted 39%, 15%, 13% and 6% of the balance. These clinical trials are expected to be completed during 2003 and 2004. The decrease in the liability account billings in excess of related costs and estimated earnings on uncompleted contracts of $425 thousand to $1.4 million as of September 30, 2003 from $1.8 million as of December 31, 2002, resulted from continued progress on several contracts with billing schedules weighted toward the earlier phases of the study. The increase in customer advances of $796 thousand to $4.4 million as of September 30, 2003 from $3.6 million as of December 31, 2002, primarily reflected the advance billing for investigator fees involving a study that began during the most recent quarter.

Our net cash provided by operating activities was $735 thousand for the nine months ended September 30, 2003, compared with net cash used by operating activities of $1.8 million for the nine months ended September 30, 2002. The primary factor underlying this change was the decrease in our costs and estimated earnings in excess of related billings on uncompleted contracts relative to the end of the prior year. Net cash used by investing activities, consisting principally of purchases of property, equipment and leasehold improvements, was $764 thousand for the nine months ended September 30, 2003, compared with net cash used by investing activities of $344 thousand for the nine months ended September 30, 2002. Purchases and leasehold improvements for the nine months ended September 30, 2003 included leasehold improvements, software and hardware, including host servers and computers for our corporate office and field-based personnel. Net cash provided by financing activities was $126 thousand for the nine months ended September 30, 2003, compared with net cash provided by financing activities of $320 thousand for the nine months ended September 30, 2002. The primary difference related to the scheduled repayment of capital lease obligations and the exercise of employee stock options. During the quarter, 140,432 shares of common stock were taken into treasury in connection with the exercise of an employee stock option.

As a result of these cash flows, our cash and cash equivalents balance at September 30, 2003 was $2.3 million as compared to $2.1 million at December 31, 2002.

We maintain a demand line of credit with a bank under which maximum borrowings are the lesser of $2.5 million or 75% of eligible accounts receivable, as defined in the loan agreement, and bear interest at the LIBOR Market Index Rate plus 2.65%. As of September 30, 2003, there were no borrowings under the line of credit. The line of credit was renewed on June 17, 2003 and expires on June 30, 2004. Borrowings under the line of credit are secured by substantially all of our assets. Our agreement with the bank provides that we maintain a minimum tangible net worth of $10.75 million and a ratio of total liabilities to tangible net worth of not more than 1.25 to 1.00. As of September 30, 2003, we were in compliance with these covenants.

We purchased equipment and made leasehold improvements of $764 thousand during the nine months ended September 30, 2003. We anticipate capital expenditures of approximately $25 - $50 thousand during the remainder of 2003, primarily for leasehold improvements, software applications, workstations, personal computer equipment and related assets.

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

In November 2002, the EITF finalized its tentative consensus on EITF Issue 00-21, “Revenue Arrangements with Multiple Deliverables”, which provides guidance on the timing and method of revenue recognition for sales arrangements that include the delivery of more than one product or service. EITF 00-21 is effective prospectively for arrangements entered into in fiscal periods beginning after June 15, 2003. Adoption of EITF Issue 00-21 did not have a material impact on our financial statements.

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

Market Risk

The fair value of cash and cash equivalents, restricted cash, accounts receivable, costs and estimated earnings in excess of related billings on uncompleted contracts, accounts payable, accrued expenses and billings in excess of related costs and estimated earnings on uncompleted contracts are not materially different than their carrying amounts as reported at September 30, 2003 and September 30, 2002.

As of September 30, 2003, the Company was not a counterparty to any forward foreign exchange contracts or any other transaction involving a derivative financial instrument.

Foreign Currency Exchange Risk

The Company is exposed to foreign currency exchange risk through its international operations. For the three and nine months ended September 30, 2003, approximately 10% and 5%, respectively, of our net revenues were derived from contracts denominated in other than U.S. Dollars. Our financial statements are denominated in U.S. Dollars. As a result, factors associated with international operations, including changes in foreign currency exchange rates, could affect our results of operations and financial condition. Contracts entered into in the United States are denominated in U.S. Dollars. Contracts entered into by our international subsidiary are generally denominated in pounds sterling or Euros. To date, we have not engaged in any derivative or contractual hedging activities related to our foreign exchange exposures. We believe that these exposures are limited by virtue of their size relative to our overall operations as well as the partial natural hedge afforded by our local currency expenditures to service these local currency contracts.

Assets and liabilities of the Company’s international operations are translated into U.S. Dollars at exchange rates in effect on the balance sheet date and equity accounts are translated at historical exchange rates. Revenue and expense items are translated at average exchange rates in effect during the quarter. Gains or losses from translating foreign currency financial statements are recorded in other comprehensive income. The cumulative translation adjustment included in other comprehensive income for the three months ended September 30, 2003 and September 30, 2002 was $38 thousand and $2 thousand, respectively. For the nine months ended September 30, 2003 and September 30, 2002, the cumulative translation adjustment included in other comprehensive income was $64 thousand and $0 thousand, respectively.

Inflation

We believe that the effects of inflation generally do not have a material adverse impact on our operations or financial condition.

ITEM 4.	CONTROLS AND PROCEDURES

(a)	An evaluation was performed under the supervision and with the participation of the Company’s management, including its Chief Executive Officer, or CEO, and Chief Financial Officer, or CFO, of the effectiveness of the Company’s disclosure controls and procedures, as such term is defined under Rule 13a-15(e) promulgated under the Securities Exchange Act of 1934, as amended (the “Exchange Act”) as of September 30, 2003. Based upon that evaluation, the Company’s management, including the CEO and CFO, concluded that the Company’s disclosure controls and procedures are effective to ensure that information required to be disclosed by the Company in reports that it files or submits under the Exchange Act, is recorded, processed, summarized and reported as specified in the Securities and Exchange Commission rules and forms.

(b)	There were no significant changes in the Company’s internal control over financial reporting that occurred during the Company’s most recent fiscal quarter that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II. OTHER INFORMATION

ITEM 6.	EXHIBITS AND REPORTS ON FORM 8-K

(a)	Exhibits

10.1	Employment Agreement between Covalent Group, Inc. and Brian Dickson, M.D.

31.1	Certification of Chief Executive Officer required by Rule 13a-14(a) or Rule 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer required by Rule 13a-14(a) or Rule 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification pursuant to 18 U.S.C. § 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification pursuant to 18 U.S.C. § 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

(b)	Form 8-K

None.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

COVALENT GROUP, INC.

Dated: November 13, 2003	By:	/s/ Kenneth M. Borow, M.D.
Kenneth M. Borow, M.D.
President and Chief Executive Officer

Dated: November 13, 2003	By:	/s/ Jorge A. Leon
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