Form 10-K
period 2003-12-31
COVALENT GROUP INC
filed 2004-03-31
CIK 856569

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2003.

OR

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

Common Stock, $.001 Par Value

(Title of Class)

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐.

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will be not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.    ☒

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Act).    Yes  ☐    No  ☒

The aggregate market value of the common stock held by non-affiliates as of June 30, 2003 was $21,265,385.

As of March 9, 2004, there were 13,242,264 shares of common stock outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the definitive proxy statement to be filed with the Securities and Exchange Commission relative to the Company’s 2004 Annual Meeting of Stockholders are incorporated by reference into Part III of this Report.

COVALENT GROUP, INC.

FORM 10-K ANNUAL REPORT

FORWARD LOOKING STATEMENTS

When used in this Report on Form 10-K and in other public statements, both oral and written, by the Company and Company officers, the words “estimate,” “project,” “expect,” “intend,” “believe,” “anticipate” and similar expressions are intended to identify forward-looking statements regarding events and trends that may affect our future operating results and financial position. Such statements are subject to risks and uncertainties that could cause our actual results and financial position to differ materially. Such factors include, among others: (i) our success in attracting new business and retaining existing clients and projects; (ii) the size, duration and timing of clinical trials; (iii) the termination, delay or cancellation of clinical trials; (iv) the timing difference between our receipt of contract milestone or scheduled payments and our incurring costs to manage these trials; (v) outsourcing trends in the pharmaceutical, biotechnology and medical device industries; (vi) the ability to maintain profit margins in a competitive marketplace; (vii) our ability to attract and retain qualified personnel; (viii) the sensitivity of our business to general economic conditions; and (ix) other economic, competitive, governmental and technological factors affecting our operations, markets, products, services and prices. We undertake no obligation to publicly release the result of any revision of these forward-looking statements to reflect events or circumstances after the date they are made or to reflect the occurrence of unanticipated events. Please refer to the section entitled “Risk Factors that Might Affect our Business or Stock Price” beginning on page 11 for a more complete discussion of factors which could cause our actual results and financial position to change.

PART I

ITEM 1. Description of Business

General

In this discussion, the terms “Company,” “we,” “us” and “our” refer to Covalent Group, Inc. and our consolidated subsidiaries, except where it is made clear otherwise.

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

Our clients consist of many of the largest companies in the pharmaceutical, biotechnology and medical device industries. From protocol design and clinical program development, to proven patient recruitment, to managing the regulatory approval process, we have the resources to directly implement or manage Phase I through Phase IV clinical trials and to deliver clinical programs on time and within budget. We have clinical trial experience across a wide variety of therapeutic areas, such as cardiovascular, endocrinology/metabolism, diabetes, neurology, oncology, immunology, vaccines, infectious diseases, gastroenterology, dermatology, hepatology, womens’ health and respiratory medicine. We have the capacity and expertise to conduct clinical trials on a global basis. As of December 31, 2003 we were managing studies in 22 countries, including the United States, Canada, Western and Eastern Europe, the Middle East, South Africa, Australia and Scandinavia.

We were initially incorporated in August 1998 in Nevada. In June 2002, we changed our state of incorporation to Delaware.

Industry Overview

The CRO industry provides independent clinical trial and product development services for the pharmaceutical, biotechnology and medical device industries. Companies in these industries often outsource product development services to CROs in order to manage the drug development process more efficiently and cost-effectively. Outsourcing also enables these companies to access expertise and experience beyond their organizations. Historically, many companies in the pharmaceutical, biotechnology and medical device industries have performed the majority of their product development internally. Outsourcing drug development activities to CROs provides these companies with a variable cost alternative to the fixed costs associated with internal drug development. Companies no longer need to staff for peak periods and can benefit from a CRO’s technical resources, therapeutic expertise, and the global infrastructure required to conduct clinical trials on a worldwide basis.

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

Our Strategy

Our strategy is to be a leader in the design and management of complex clinical trials by providing our clients with exceptional performance ensuring that they achieve their goals on-time, on-budget and with superlative quality. Our competitive advantage is based upon our ability to deliver a knowledge-based and intellectually rich level of service that provides our clients a well-conceived protocol design and operational plan intended to maximize their return on investment. We believe that many of the reported regulatory delays or rejections for prospective drugs can be directly attributed to underlying issues in protocol design and development. Our company is led by experienced executives with significant prior success in the drug development and regulatory approval process. Unlike larger, more conventional CROs, we provide a value-added approach to the design and management of clinical trials. We believe that our leadership in the design of complex clinical trials, our application of innovative technologies, our therapeutic expertise and our commitment to quality offer clients a means to more quickly and cost-effectively develop products through the clinical trial process.

In 2003, we experienced great success with the REVERSAL study. We were an instrumental part of the team that designed, wrote, and conducted the trial for Pfizer. The results of this landmark study, which showed for the first time that aggressive pharmacological therapy could stabilize or even regress coronary artery disease, were presented at the American Heart Association Scientific Sessions in November 2003 and subsequently published as the lead article in the Journal of the American Medical Association. The REVERSAL results have appeared on the front page of the New York Times as well as in the Wall Street Journal, USA Today, and Time Magazine. The results were also featured on MSNBC and CNN. It is a major success story for Covalent and is a concrete example of what we can do from both and intellectual and operational perspective.

With our wholly-owned International subsidiary, Covalent Group, Ltd., we are able to meet many of the global drug development needs of our clients. We recently formed Strategic Partnerships to broaden our geographic reach. These companies share our vision and values, and are known to produce quality deliverables. They are based in Moscow, Russia, Sofia, Bulgaria, Sao Paulo, Brazil and Sydney, Australia – regions that were specifically targeted because we believe they have or will achieve strategic prominence over the next several years with respect to clinical trials. Overall, these partnerships more than doubled the number of operational personnel that we can employ on global trials and allow us to better service the needs of the pharmaceutical and biotechnology industries.

Recognizing the dynamic nature of the pharmaceutical and medical device development process, our size enables us to adapt our services to fit our clients’ specific needs. The distinguishing features of our services include the following:

Experienced Management. We are an established company led by a senior management team who average greater than 20 years of clinical research experience from both the CRO and pharmaceutical/biotechnology industry perspective. Our company includes 10 individuals who hold a Ph.D. or M.D. degree. For example, our President and Chief Executive Officer, Dr. Kenneth M. Borow, is a Harvard-trained physician with nearly 30 years of medical, academic and clinical trials experience at Merck, University of Chicago School of Medicine, Brigham and Women’s Hospital, Boston Children’s Hospital, and Covalent. Dr. John Hall, Chief Medical Officer and Managing Director International, has over 20 years experience in Drug Development in addition to 10 years in Clinical Medicine. He has served in senior positions at Eli Lilly and Company and as Medical Director at GlaxoSmithKline. Alison O’Neill has worked in the pharmaceutical industry for 22 years, 16 of these in clinical research for both pharmaceutical and CRO employers. Camille L. Orman, Ph.D., Vice President Global Data Services, has over 18 years of experience in the pharmaceutical industry with a primary focus in biostatistics and data management. Dr. Orman began her career as a statistician at Syntex Laboratories and has held senior positions at Greenwich Pharmaceuticals and Premier Research. Patricia Cleveland, B. Pharm., M.S., Ph.D., has eighteen years drug development experience, with thirteen years in Regulatory Affairs, including senior level positions within SmithKline Beecham and Celltech. She has extensive regulatory liaison experience with the US FDA (CBER, CDER, CVM) and Canadian HPB, and is experienced with the European applications process.

Credibility in the clinical research marketplace. We have a strong client base with a high rate of repeat business. We have gained the confidence of our clients as demonstrated by their entrusting us with broad responsibilities, including designing and implementing global clinical research programs for some of their most important products. Dr. Borow, Dr. Hall, and Dr. Pat Cleveland (Vice President, Global Regulatory Affairs) provide leadership in a wide variety of therapeutic areas including cardiovascular, endocrinology/metabolism, diabetes, nephrology, neurology/psychiatry, oncology, immunology, vaccines, infectious diseases, gastroenterology, dermatology, hepatology, womens’ health, and respiratory medicine.

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

Global capabilities. In 2000, Covalent Group, Ltd., our wholly-owned international subsidiary, commenced operations, providing us with a strategically important international presence. Covalent Group, Ltd. is not only building an international client base with their own clinical trials, but also assists us in conducting clinical trials in Western Europe, Eastern Europe, Scandinavia and elsewhere for our clients. Recently Covalent has established proprietary strategic partnerships with several highly experienced regional CROs in order to strengthen and broaden our global offerings and our geographic reach. We have made a very determined effort to broaden and diversify our client list. This has resulted in an attractive mix of pharmaceutical and biotechnology companies and we will continue to focus on expanding Covalent’s capabilities both in the United States and internationally. We believe that these capabilities better positions us to meet our clients’ global clinical trial requirements.

Our bioterrorism vaccine program. During 2003, we began the process of conducting a global Counter-Bioterrorism program focused on the development of vaccines against biological agents with potential military and terrorism applications. This program offers clients an inter-disciplinary group of clinical development professionals with extensive experience working with vaccines, recombinant technology and immunotherapy products.

Our Services

We offer our clients on a global basis a broad range of clinical research and development services supporting Phase I through Phase IV clinical trials. Our services include study protocol design, clinical trials management, global data management services, biostatistics, TeleTrial® system access, medical and regulatory affairs, and quality assurance and compliance.

Study Protocol Design

We specialize in complex clinical trials with a particular focus on understanding conceptual issues and creating practical solutions. Much of the conceptual value-added work focuses on the design of an effective development program which includes individual clinical trial protocols. The study protocol is the critical document provided to the study investigators that defines the study and details the procedures which must be followed for the proper conduct of the trial. The protocol defines the medical issues the study seeks to examine and the statistical tests that will be conducted. The protocol also defines the frequency and type of laboratory and clinical measurements to be performed, tracked and analyzed. Also defined is the number of patients required to produce a statistically meaningful result, the period of time over which they must be tracked, and the frequency and dosage of drug administration.

A properly designed protocol targets the correct primary efficacy variable (i.e. the key outcome being studied, such as a reduction in sitting diastolic or systolic blood pressure), is statistically sound, effectively incorporates strategic marketing and product positioning issues, and proactively conforms to regulatory guidelines. We believe that many of the reported regulatory delays or rejections for prospective drugs can be directly attributed to underlying issues in protocol design and study process. A significant value we provide to our clients is in designing the initial study protocol or in significantly enhancing the protocol’s design.

Clinical Trials Management

We serve our clients’ needs by conducting clinical trials through a project team. A project manager leads and facilitates all aspects of the conduct of the clinical trial. Other members of our project team typically include representatives from clinical trials management, global data services, regulatory affairs, information services, quality assurance, medical writing and field monitoring. Within this project-oriented structure, we can manage every aspect of clinical trials conducted in Phases I through Phase IV of the drug development process. Many of our current projects involve Phase II, Phase III or Phase IIIb clinical trials, which are generally larger, longer and more complex than Phase I trials.

We have adopted global standard operating procedures intended to satisfy regulatory requirements in the United States and in many foreign countries and serve as tools for controlling and enhancing the quality of our clinical trials. All of our standard operating procedures are designed and maintained in compliance with Good Clinical Practice (“GCP”) requirements and the International Conference on Harmonization (“ICH”) standards. The U.S. Food and Drug Administration (“FDA”) and the European union have adopted these standards. We compile, analyze, interpret and submit data generated during clinical trials in report form to our clients, as well as, at our client’s request, directly to the FDA or other relevant regulatory agencies for purposes of obtaining regulatory approval.

Clinical trials represent one of the most expensive and time-consuming parts of the overall drug development process. The information generated during these trials is critical for gaining marketing approval from the FDA or other regulatory agencies. We assist our clients with one or more of the following steps:

•	Case Report Form Design. Once the study protocol has been finalized, the Case Report Form (“CRF”), must be developed. The CRF is the source document for collecting the necessary clinical data as defined by the study protocol. The CRF for a single patient in a study may consist of 100 or more pages.

•	Investigator Recruitment. The success of a clinical trial is dependent upon finding experienced investigators who are capable of performing clinical trials in accordance with the highest ethical and scientific standards. During clinical trials, physicians (who are also referred to as investigators) at hospitals, clinics or other locations, supervise administration of the drug or study product to patients or normal subjects. We recruit investigators who contract directly with either us or our clients to participate in clinical trials. Our global investigator database includes thousands of physician-investigators specializing in a multitude of therapeutic areas.

•	Patient Enrollment. The investigators, usually with our assistance, find and enroll patients suitable for the study. The speed at which trials can be completed is significantly affected by the rate at which patients are enrolled. Prior to participating in a clinical trial, patients are required to review information about the study medication and its possible side effects, and sign an informed consent form to record their knowledge and acceptance of potential side effects. Patients also undergo a medical examination by the investigator to determine whether they meet the requirements of the study protocol. Patients then receive the study medication and are examined by the investigator as specified by the study protocol.

•	Study Monitoring and Data Collection. As patients are examined and tests are conducted in accordance with the study protocol, data are recorded on CRFs. CRFs are reviewed or “monitored” by specially trained clinical research associates (“CRAs”) or field monitors. Field monitors visit study sites regularly to ensure that the CRFs are completed correctly and that the data specified in the protocol are obtained. The field monitors send completed CRFs to a data management group where they are reviewed for consistency and accuracy before the data is entered into a database. An alternative data flow process utilizes remote data entry technology that frequently enhances the timeliness of clinical data collection while achieving cost savings to the Sponsor. We are currently involved in studies using both types of data flow processes.

Data Management Services

We have automated the data management process associated with clinical trial management through our use and customization of industry standard software known as clinical trials management systems. We license Oracle Clinical®, Domain Clintrial®, and Datafax® as our clinical trials management systems. The software assists us in the collection, validation and reporting of clinical results to our clients. Our data management professionals provide CRF review and tracking, data entry, integrated clinical/statistical reports, as well as writing manuscripts for publication.

Biostatistics

Our biostatisticians assist clients with all phases of drug development, including biostatistical consulting, database design, data analysis and statistical reporting. These professionals help develop and review protocols, design appropriate analysis plans and design report formats to address the objectives of the study protocol, as well as the client’s individual objectives. Frequently, our biostatisticians represent clients in meetings with the FDA.

TeleTrial®

The TeleTrial® system is an automated database system that supports storage and retrieval of clinical trials’ information on a 24 hours a day, seven days a week basis. The system combines the use of several technologies including: telephone-based interactive voice response (“IVR”) and speech recognition, the Internet and e-mail. We designed TeleTrial® to overcome many of the problems associated with traditional IVR systems. Rather than being limited to only touch-tone entry, TeleTrial® also includes advanced speech recognition technology and Internet access. These features significantly enhance the flexibility, and therefore user acceptance, of the system. TeleTrial® has been designed, developed and maintained according to accepted pharmaceutical industry practices. It contains the following four standard modules:

•	Study Management. This module maintains and tracks relevant information about study personnel including name, address, telephone number, facsimile and e-mail addresses.

•	Site Management. This module maintains and tracks relevant information about the study site including study-related identification numbers, site study personnel, internal contacts for financial and regulatory issues, and site pharmacies, if relevant.

•	Subject Management. This module facilitates subject enrollment from the screening phase of the study through randomization (a computer determined process in which study subjects are assigned to different treatment options). TeleTrial® provides centralized enrollment and randomization 24 hours a day, seven days a week. Study sites are able to randomize a patient, dispense drugs at a visit, discontinue a patient, and review patient information. The subject management module also has the ability to collect subjective patient data in the form of a questionnaire, survey or patient diary.

•	Supplies Management. This module maintains and tracks drug inventory and allocates the study drug to subjects. The study medication allocation feature of this module is directly linked to the subject enrollment database and has the capability to track the clinical and drug supplies available at the study site, the drugs which should be dispensed according to the subject randomization, and the time interval between dispensing of drugs. A fax system provides hard copy reports used as source data at the study site or clinical pharmacy.

We are able to provide cost savings to our clients through TeleTrial® by reducing and better managing clinical supply requirements and controlling waste. In addition, real time data access expedites the clinical trial process by offering clients precise and accurate information for quick analysis. We offer TeleTrial® both in conjunction with clinical trials we perform and as a stand-alone service.

Medical and Regulatory Affairs

Typically, before a drug, biologic, or medical device can be sold in a particular country, it must be approved by the regulatory agency in that country. We provide comprehensive regulatory product registration services for pharmaceutical, biotechnology products and medical devices in the United States and Europe. These services include regulatory strategy formulation, New Drug Application (“NDA”) and Biologic License Application (“BLA”) document preparation and review, quality assurance and liaison with the FDA and other regulatory agencies.

Quality Assurance and Compliance

We conduct field inspections that include investigator audits, pre-submission protocol compliance audits and GCP audits. Our staff also provides training sessions to our personnel, as well as to study site employees. Finally, our Quality Assurance and Compliance group performs audits of study documents as well as data contained in our clinical trials databases.

Report Writing

The statistical analysis findings for data collected during the trial, together with other clinical data, can be included in a final study report to be included in a regulatory filing or as a final deliverable to the client.

Clients and Marketing

We provide a broad range of clinical research and consulting services to the pharmaceutical, biotechnology and medical device industries. Our clients consist of many of the largest companies in the pharmaceutical, biotechnology and medical device industries. In 2003, we provided services to 19 different clients covering 39 separate studies or projects. We have in the past derived, and may in the future derive, a significant portion of our revenues from a core group of major clients. We are likely to continue to experience client concentration in future years. In 2003, our three largest clients accounted for 69% of our net revenues, with the three largest representing 41%, 21% and 7% of our net revenues, respectively. In 2002, our three largest clients accounted for 86% of our net revenues, with the three largest representing 46%, 30% and 10% of our net revenues, respectively.

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

Contractual Arrangements

Most of our contracts with our clients are based on a fixed price with the option for additional variable components (i.e. change of scope). Therefore, we generally bear the risk of cost overruns, but we may also benefit if the costs are lower than we anticipated. Contracts may range from a few months to several years depending on the nature of the work performed. In general, for multi-year contracts, a portion of the contract fee, typically 10-20%, is paid at the time the trial is started, with the balance of the contract fee payable in installments over the trial duration. In some cases, the installments are tied to meeting specific performance milestones, while others have an agreed upon fixed payment plan independent of performance milestones. For example, installment payments for clinical trial projects may be related to investigator recruitment or patient enrollment. Several of our older contracts contain payment schedules that are weighted towards the later stages of the contract. As is typical in the CRO industry, when a client requests a change in the scope of a trial or in the services to be provided by us, we prepare a work order. An executed work order becomes an amendment to the original contract. Work orders resulting from changes of scope often produce additional revenue for us. We are at risk for any work performed outside the scope of the study or in advance of signing a new work order. We attempt to negotiate contract amendments with the client to cover any services provided outside the terms of the original contract. There can be no assurance that the client will agree to the proposed amendments, and we ultimately bear the risk of cost overruns.

Most of our contracts may be terminated by the client at any time with prior notice. Our contracts frequently entitle us to receive the costs of winding down the terminated project, as well as all fees earned by us up to the time of termination. Contracts may be terminated or delayed for several reasons, including unexpected results or adverse patient reactions to the drug, inadequate patient enrollment or investigator recruitment, manufacturing problems resulting in shortages of the drug, budget constraints of clients or decisions by the client to de-emphasize or terminate a particular trial, development efforts on a particular drug, or our failure to properly perform our obligations.

Backlog

Our backlog consists of anticipated net revenue from uncompleted projects which have been authorized by the customer, through a written contract, verbal commitment or letter of intent. Many of our studies and projects are performed over an extended period of time, which may be several years. Amounts included in backlog have not yet been recognized as net revenue in our consolidated statements of operations. Once contracted work begins, net revenue is recognized over the life of the contract on a proportional performance basis. The recognition of net revenue reduces our backlog while the awarding of new business increases our backlog. In 2003, we obtained $21.7 million of new business awards as compared to $18.6 million in 2002, a 17% increase. The first nine months of 2003 were characterized by a downturn in the pharmaceutical and biotechnology industries, which resulted in a decrease in short-term R&D expenditures and reduced outsourcing. This clearly had an adverse effect on our ability to sign new contracts for the first three quarters of 2003. The backlog is also affected by the termination of contracts. During the fourth quarter of 2003, three studies were significantly scaled back and/or terminated. A few of our larger studies completed in the fourth quarter of 2003 and it is customary in our industry that a financial reconciliation is completed at the end of a study. These reconciliations resulted in a reduction to backlog due to changes in the requirements of the contracts. In addition, there was a contract which was canceled by the sponsor due to internal budget constraints. Our backlog was $13 million at December 31, 2003, compared to $19 million at December 31, 2002. We expect most of this backlog will be recognized in 2004.

We believe that our backlog as of any date may not necessarily be a meaningful predictor of future results because backlog can be affected by a number of factors including the size and duration of contracts, many of which are performed over several years. Additionally, contracts may be subject to early termination by the client or delay for many reasons, as described above. Also, the scope of a contract can change during the course of a study. For these reasons, we might not be able to fully realize our entire backlog as net revenue.

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

Some of our largest competitors include Quintiles Transnational Corporation, Covance, Inc., Parexel International Corporation, Pharmaceutical Product Development, Inc., Icon Clinical Research and Kendle International, Inc. In general, the CRO industry is not capital-intensive and the financial costs of entry into the industry are relatively low. Newer, smaller entities with specialty focuses, such as those aligned to a specific disease or therapeutic area, may compete aggressively against us for clients. Furthermore, clients may also choose to limit the CROs with whom they are willing to work. Increased competition might lead to heightened price and other forms of competition that may adversely affect our operating results.

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

Our obligations under GCP may include, but are not limited to, the following: assuring the selection of investigators who are qualified and have adequate staff and facilities to conduct the trial properly and safely; obtaining specific written commitments from the investigators; verifying that adequate informed consent of trial subjects has been obtained; monitoring clinical trials to ensure that the rights and well-being of trial subjects are protected and that the reported trial data are accurate, complete, and verifiable from source documents; ensuring that adverse drug reactions are medically evaluated and reported; verifying drug or device accountability; implementing quality assurance and quality control systems; instructing investigators and study staff to maintain proper records and reports; and permitting appropriate governmental authorities access to source documents for their review. We must also maintain reports for each study for specified periods for auditing by the study sponsor and by the FDA or similar regulatory authorities. Noncompliance with GCP can result in disqualification of the data collected during the clinical trial and we could be required to redo the trial under the terms of our contract at no further cost to our customer, but at substantial cost to us. CROs are also typically contractually obligated to comply with GCP and other patient protection regulations. Failure to comply could expose the CRO to contractual liability to its clients.

Development of New Drugs

Before a new drug may be marketed, the drug must undergo extensive testing and regulatory review in order to determine that the drug is safe and effective. The following discussion focuses on the FDA approval process. Similar procedures must be followed for clinical trials in other countries as well as for the approval of biologics and medical devices. The following provides a broad summary of the stages of this development process:

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

Phase I (6 months to 2 years). Phase I includes basic safety and pharmacology testing in approximately 20 to 80 human subjects, usually healthy volunteers. Phase I work also includes studies to determine metabolic and pharmacologic action of the drug in humans, if it is safe, how it is affected by other drugs, where it goes in the body, how long it remains active, and how it is broken down and eliminated from the body.

Phase II (1 to 2 years). Phase II trials test basic efficacy (effectiveness) and potential dosing ranges in approximately 100 to 200 patients afflicted with the specific disease or condition for which the study medication is intended for use. Phase II trials help to determine the best effective dose, determine frequency of dosing, establish that the study medication has at least some effect, and provide additional safety data. If the Phase II study yields satisfactory results and no hold is placed by the FDA on further studies, a Phase III study of the drug may begin.

Phase III (2 to 3 years). Phase III trials are larger, more complex and expensive than earlier phase studies and involve properly powered efficacy and safety evaluations in hundreds to thousands of patients afflicted with a specific disease or condition. These patients receive their medical care during the clinical trials at investigational sites, typically hospitals, clinics, or private practice settings. The objective of the Phase III study is to collect enough data for a statistically valid test of safety and effectiveness as required by the FDA, and to provide a basis for the labeling of the drug. The studies may be placebo-controlled trials, in which the study medication under investigation is compared with a “sugar pill,” or active-comparator studies that test the safety and effectiveness of the study medication against one or more drugs with established safety and efficacy profiles in the same therapeutic category.

The FDA receives reports on the progress of each phase of clinical testing and may require the modification, suspension, or termination of clinical trials if, among other things, an unreasonable risk is presented to patients or if the design of the trial is insufficient to meet its stated objective.

•	NDA Preparation and Submission. Upon the completion of the Phase III trials, the sponsor of the study medication assembles the statistically analyzed data from all phases of development into a single large submission: the NDA. An NDA may be submitted as a paper document (which may contain tens of thousands of pages) or in an electronic format.

•	FDA Review and Approval (approximately 12 months). The staff of the FDA will carefully scrutinize the data from all phases of development to confirm that the applicant has complied with regulations and that the drug is safe and effective for the specific use or indication under study. The FDA may refuse to accept the NDA for filing and substantive review if certain administrative and content criteria are not satisfied. After accepting the submission for review, the FDA may require additional testing or information before approval of an NDA. The FDA will deny approval of the NDA if applicable regulatory requirements are not ultimately satisfied.

•	Post-Marketing Surveillance and Phase IV Studies. Federal regulation requires the marketer of the drug to collect and periodically report to the FDA additional safety and efficacy data on the drug for as long as the drug is marketed (“post-marketing surveillance”). If the drug is marketed outside the United States, the reports must include data from all countries in which the drug is sold. Phase IV (post-FDA approval) studies may be undertaken after initial approval to find new uses for the drug (“broadening the label”), to test new dosage formulations, or to confirm selected non-clinical benefits (e.g. increased cost-effectiveness or improved quality of life). Product approval may be withdrawn if compliance with regulatory standards is not maintained or if problems occur following initial marketing.

In providing our clinical research services to our clients, we are obligated to comply with regulatory requirements governing the drug development process. We have established standard operating procedures that are designed to comply with regulations and guidelines appropriate to the region and the nation where the clinical trials will be conducted. We strive to perform all clinical research in accordance with the GCP and ICH guidelines and the requirements of the applicable country. Although the U.S. is a signatory to the ICH Guidelines, the FDA has not adopted all of these guidelines. From an international perspective, we have implemented common standard operating procedures across regions to assure consistency wherever appropriate to do so.

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

Employees

At December 31, 2003, we employed 116 full time personnel, of which 16 were based outside of the United States. Of our staff, 10 held Ph.D. or M.D. degrees and approximately 21 held masters or other post graduate degrees. None of our employees are subject to a collective bargaining agreement. We believe that our relations with our employees are good. In addition, during 2003, we supplemented our employee base with contractors on an as-needed basis.

Risk Factors that Might Affect our Business or Stock Price

Failure to develop new business in our intensely competitive industry will cause our revenues to decline.

The market for contract research services is highly competitive. We primarily compete against in-house departments of pharmaceutical, biotechnology and medical device companies and other contract research organizations. Competitors in our industry range from small, limited-service providers to full service, global contract research organizations. Many of our competitors have an established global presence, including: Quintiles Transnational Corp., Covance, Inc., Parexel International Corporation, Pharmaceutical Product Development, Inc., Icon Clinical Research, and Kendle International, Inc. These competitors have substantially greater financial and other resources than we do. Significant factors in determining whether we will be able to compete successfully include: our consultative and clinical trials design capabilities; our reputation for on-time quality performance; our expertise and experience in specific therapeutic areas; the scope of our service offerings; our ability to recruit investigators and study subjects in a timely manner; our strength in various geographic markets; the price of our services; our ability to acquire, process, analyze and report data in a time-saving and accurate manner through our TeleTrial® technology; our global data services capabilities; our ability to manage large-scale clinical trials both domestically and internationally; and our size.

If our services are not competitive based on these or other factors and we are unable to develop an adequate level of new business, our business, backlog position, financial condition and results of operations will be materially and adversely affected. In addition, we may compete for fewer customers arising out of consolidation within the pharmaceutical industry and the growing tendency of drug companies to outsource to a smaller number of preferred contract research organizations.

Our services may from time to time experience periods of increased price competition that could have a material adverse effect on our profitability and revenues. Additionally, the CRO industry is not highly capital-intensive, and the financial costs of entry into the industry are relatively low. Therefore, as a general matter, the industry has few barriers to entry. Newer, smaller entities with specialty focuses, such as those aligned to a specific disease or therapeutic area, may compete aggressively against us for clients.

We depend on a small number of industries and clients for our business, and the loss of one of our significant clients could cause revenues to drop quickly and unexpectedly.

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

Three of our clients account for a significant percentage of our revenues. For the year ended December 31, 2003, net revenues from our three largest clients amounted to 69% of our net revenues, with the three largest clients representing 41%, 21%, and 7% of net revenues, respectively. For the year ended December 31, 2002, net revenues from our three largest clients amounted to 86% of our net revenues, with the three largest clients representing 46%, 30%, and 10% of net revenues, respectively. For the year ended December 31, 2001, net revenues from our three largest clients amounted to 85% of our net revenues, with the three largest clients representing 55%, 18%, and 12% of net revenues, respectively. We expect that a relatively small number of customers will continue to represent a significant percentage of our net revenue. Our contracts with these clients generally can be terminated on short notice. The loss of business from any one of these significant clients or failure of us to continue to obtain new business would have a material and adverse effect on our business and revenues.

Loss of key personnel, or failure to attract and retain additional personnel, may cause the success and growth of our business to suffer.

Our future success depends on the personal efforts and abilities of the principal members of our senior management and scientific team to provide strategic direction, develop business, provide service to our clients, manage our operations and finances, and maintain a cohesive and stable environment. Specifically, we are substantially dependent upon the efforts of Kenneth M. Borow, M.D., our President and Chief Executive Officer. In addition, we depend on John Hall, M.D., our Chief Medical Officer and Managing Director – International and Alison O’Neill, Senior Vice President, Global Operations. Although we have an employment agreement with Dr. Borow, this does not mean Dr. Borow will remain with us. We currently do not have an employment agreement with Dr. Hall or Ms. O’Neill. The loss of services of any of our key executives would have a material and adverse affect on our business operations and our results of operations.

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

The majority of our contracts are at fixed prices. As a result, we bear the risk of cost overruns. If we fail to adequately price our contracts, fail to effectively estimate the cost to complete contracts, or if we experience significant cost overruns, our operating results and financial condition could be materially and adversely affected. In 2003, we had to commit unanticipated resources to complete projects, resulting in higher costs and lower operating margins on those projects. We might experience similar situations in the future, which would have a material and adverse impact on our operating results.

We may bear financial losses because our contracts may be delayed or terminated or reduced in scope for reasons beyond our control.

As described in our discussion of contractual arrangements in the description of our business, our contracts generally may be terminated or reduced in scope either immediately or upon notice. Clients may terminate or delay their contracts for a variety of reasons, including, but not limited to: the failure of products to satisfy safety requirements; unexpected or undesired clinical results; merger or potential merger related activities; the client’s budget constraints; the client’s decision to terminate the development of a particular product or to end a particular study; insufficient patient enrollment in a study; insufficient investigator recruitment; manufacturing problems resulting in shortages of the product; or our failure to perform our obligations under the contract. This risk of loss or delay of contracts potentially has greater effect as we pursue larger outsourcing arrangements with global pharmaceutical companies. Also, over the past two years we have observed that customers may be more willing to delay, cancel or reduce contracts more rapidly than in the past. If this trend continues, it could become more difficult for us to balance our resources with demands for our services and our financial results could be adversely affected.

In addition, companies may proceed with fewer clinical trials or conduct them without assistance of contract research organizations as a result of changing priorities or other internal considerations. These factors may cause such companies to cancel contracts with CROs.

In general, our contracts entitle us to receive the costs of winding down the terminated project, as well as all fees earned by us up to the time of termination. The loss, reduction in scope or delay of a significant contract or the loss or delay of multiple contracts could materially and adversely affect our business and results of operations.

If we are unable to attract suitable willing volunteers for the clinical trials of our clients, our results could be materially and adversely affected.

One of the factors on which we compete is the ability to recruit volunteers for the clinical studies we manage on behalf of our clients. These clinical trials rely upon the ready accessibility and willing participation of volunteer subjects. These subjects generally include volunteers from the communities in which the studies are conducted, which to date have provided an adequate pool of potential subjects for research studies. Many of our contracts include specific milestone payments directly tied to the recruitment of study subjects. The trials we manage and our operating results could be materially and adversely affected if we are unable to attract suitable and willing volunteers on a consistent basis.

Our drug or biologics development programs could result in potential liability to us

We also contract with physicians to serve as investigators in conducting clinical trials. Such testing creates risk of liability for personal injury to or death of volunteers, particularly to volunteers with life-threatening illnesses, resulting from adverse reactions to the drugs administered during testing. It is possible third parties could claim that we should be held liable for losses arising from any professional malpractice of the investigators with whom we contract or in the event of personal injury to or death of persons participating in clinical trials. We do not believe we are legally accountable for the medical care rendered by third party investigators, and we would vigorously defend any such claims. However, such claims may still be brought against us requiring us to incur legal defense costs, and it is possible we cold be found liable for these types of losses.

Changes in outsourcing trends in the pharmaceutical and biotechnology industries could materially and adversely affect our operating results and growth rate.

Industry trends and economic factors that affect our clients in the pharmaceutical, biotechnology and medical device industries also affect our business. Our revenues depend greatly on the expenditures made by the pharmaceutical, biotechnology and medical device industries in research and development. The practice of many companies in these industries has been to hire outside organizations like us to conduct clinical research projects. This practice has grown significantly in the last decade, and we have benefited from this trend. However, if this trend were to change and companies in these industries were to reduce the number of research and development projects they outsource, our business could be materially and adversely affected. For example, over the past year, mergers and other factors in the pharmaceutical industry appear to have slowed decision-making by pharmaceutical companies and delayed drug development projects. Continuation or increase of these trends could have a negative affect on our business.

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

Our business has experienced substantial expansion in the past and we must properly manage that expansion.

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

We will face additional risks in expanding our foreign operations. Specifically, we might find it difficult to: assimilate differences in foreign business practices and regulations; hire and retain qualified personnel; and overcome language and cultural barriers. In addition, global and regional economic conditions may impact our success growing the international aspect of our business.

Our backlog may not be indicative of future results.

As of December 31, 2003, our backlog was $13 million. The backlog represents anticipated net revenue from uncompleted projects with our clients. We cannot be certain that the backlog we have reported will be indicative of our future results. A number of factors may affect our backlog, including: the ability of clients to reduce or expand the size and duration of the projects (some are performed over several years); the termination or delay of projects; and a change in the scope of work during the course of a project.

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

Governmental agencies throughout the world, but particularly in the United States, strictly regulate the drug development and approval process. Our business involves helping pharmaceutical, biotechnology and medical device companies navigate the regulatory drug approval process. Changes in regulation, such as relaxation in regulatory requirements or the introduction of simplified drug approval procedures or an increase in regulatory requirements that we have difficulty satisfying, could eliminate or substantially reduce the need for our services. These and other changes in regulation could have an impact on the business opportunities available to us. As a result, our business, results of operations and financial condition could be materially and adversely affected.

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

Our quarterly and annual operating results have varied, and will continue to vary as a result of a variety of factors, many of which are beyond our control. Factors that may cause these variations include: the commencement, completion or cancellation of large contracts; the progress of on-going projects; changes in the mix of services offered; our ability to successfully negotiate contract amendments in a timely manner; and the timing and amount of start-up costs incurred in connection with the introduction of new products, services or subsidiaries.

A significant percentage our operating costs are fixed. The timing of the completion, delay or loss of contracts, or the progress of client projects, can cause our operating results to vary substantially between reporting periods. We believe that operating results for any particular quarter are not necessarily a meaningful indication of future results. While fluctuations in our quarterly or annual operating results could negatively impact the market price of our common stock, these fluctuations may not be related to our future overall operating performance.

Our operations may be interrupted by the occurrence of a natural disaster or other catastrophic event.

We depend upon our customers, study sites and our facilities, as well as the ability to readily travel among these, for the continued operation of our business. We also depend upon the continuous, effective, reliable and secure operation of our computer hardware, software, networks, telecommunications networks, Internet servers and related infrastructure. We have contingency plans in effect for natural disasters or other catastrophic events. However, catastrophic events, including terrorist attacks, could still disrupt our operations, those of our customers or study sites, or our ability to travel among these locations, which would also affect us. Although we carry business interruption insurance, we might suffer losses as a result of business interruptions that exceed the coverage available under our insurance policies. Any natural disaster or catastrophic event affecting our facilities could have a material and adverse affect on our business and results of operations.

We may have exposure to substantial personal injury claims and may not have adequate insurance to cover such claims.

Our business primarily involves the testing of experimental drugs and biologics or other regulated FDA products on consenting human volunteers pursuant to a study protocol. These tests create a risk of liability for personal injury to or death of volunteers resulting from negative reactions to the drugs administered or from improper care provided by third party investigators, particularly to volunteers with life-threatening illnesses. In connection with many clinical trials, we contract with physicians to serve as investigators in conducting clinical trials to test new drugs on human volunteers. We do not believe that we are legally accountable for the medical care rendered by third party investigators, and we seek to limit our liability with our clients, third party investigators and others. Although our contracts with clients generally include indemnity provisions and we have loss insurance, our financial condition and results of operations could be materially and adversely affected if we had to pay damages or incur defense costs in connection with a claim that is outside the scope of an indemnity or insurance coverage. Additionally, our financial condition could be adversely affected if our liability exceeds the amount of its insurance.

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

The clinical research aspects of the pharmaceutical, biotechnology and medical device industries are subject to increasingly rapid technological changes. Our competitors or others might develop technologies, products or services that are more effective or commercially attractive than our current or future technologies, products or services, or render our technologies, products or services less competitive or obsolete. For example, if our TeleTrial® system were to become less competitive or obsolete, our ability to develop new business and our operating results would be adversely affected. If competitors introduce superior technologies, products or services and we cannot make enhancements to our technologies, products and services necessary for us to remain competitive, our competitive position, and in turn our business, results of operations and financial condition, would be materially and adversely affected.

Our revenues and earnings are exposed to exchange rate fluctuations as well as international economic, political and other risks.

In 2003, approximately 6% of our net revenues were derived from contracts denominated in currencies other than U.S. dollars. Our financial statements are denominated in U.S. dollars. As a result, factors associated with international operations, including changes in foreign currency exchange rates, could affect our results of operations and financial condition.

We offer many of our services on a worldwide basis and we are therefore subject to risks associated with doing business internationally. We anticipate that net revenues from international operations will grow in the future and will represent a greater percentage of total net revenues. As a result, our future results could be negatively affected by a variety of factors, including: changes in a specific country’s political or economic conditions; potential negative consequences from changes in tax laws; difficulty in staffing and managing widespread operations; and unfavorable labor regulations applicable to our International operations.

Future acquisitions could disrupt our ongoing business, distract our management and employees, increase our expenses and adversely affect our business.

The majority of our growth is expected to be generated internally. In addition, current market conditions may provide us with the opportunity to partner with other quality institutions in the CRO market. As such, acquisitions that make financial sense, fill a strategic need, are of a manageable size, and complement our core competencies would be considered as a means to further supplement our internal growth. Although we may attempt to grow our business through acquisitions, we may not be able to identify acceptable businesses to acquire or be successful in negotiating mutually agreeable terms; and if we are successful in acquiring businesses, we may not be successful in integrating the acquired business with our existing operations and we may not realize the benefits anticipated from the acquisition of businesses. Although we have not previously used acquisitions as a means to expand our business, we may consider strategic acquisitions in the future. However, we may not be able to identify suitable acquisition opportunities or obtain any necessary financing on acceptable terms. Further, any future acquisitions could involve other risks, such as the assumption of additional expenses and liabilities, the dilution of earnings or dilution of our existing shareholders percentage of ownership, potential losses resulting from undiscovered liabilities of the acquired business not covered by indemnification we may obtain from the seller, and the diversion of management’s attention from other business concerns.

If we were to close an acquisition, we would need to integrate the acquisition into our business operations. In doing so, we may face difficulties in coordinating and assimilating geographically separated units or organizations and integrating, motivating and retaining personnel with diverse business backgrounds. Further, we may not be able to successfully implement appropriate operational, financial and management systems and controls to achieve the anticipated benefits from an acquisition. In addition, our ability to integrate an acquisition could be affected by factors beyond our control, including regulatory developments, general economic conditions, and increased competition. The integration of an acquisition may also result in disruption to our existing business and the loss of existing key personnel and clients, or the loss of the acquired business’ key personnel or clients.

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

The general equity markets have also experienced significant fluctuations in value. This volatility and the market variability has affected the market prices of securities issued by many companies, often for reasons unrelated to their operating performance, and may adversely affect the price of our common stock.

We have never declared a cash dividend on our common stock and do not anticipate paying cash dividends in the foreseeable future. Instead, we intend to retain future earnings for reinvestment in our business.

Failure to satisfy NADSAQ SmallCap Market maintenance criteria could negatively impact the liquidity and market price of our common stock.

Our common stock began trading on the NASDAQ SmallCap Market in December 1997. There are several requirements for continued listing on the NASDAQ SmallCap Market including, but not limited to, a minimum stock price of $1.00 per share and either (a) $2.0 million or more in tangible net worth, (b) market capitalization of $35.0 million or more, or (c) net income in the last fiscal year, or two of the last five fiscal years, of $500,000 or more.

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

The SEC has adopted regulations which define a “penny stock” to be any equity security that has a market price of less than $5.00 per share, or with an exercise price of less than $5.00 per share, subject to certain exceptions. For any transaction involving a penny stock, unless exempt, these rules require delivery, prior to any transaction in a penny stock, of a disclosure schedule relating to the penny stock market. Disclosure is also required to be made about current quotations for the securities and about commissions payable to both the broker-dealer and the registered representative. Finally, broker-dealers must send monthly statements to purchasers of penny stocks disclosing recent price information for the penny stock held in the account and information on the limited market in penny stocks. These penny stock restrictions will not apply to our shares of common stock as long as: (1) they continue to be listed on the NASDAQ SmallCap Market; (2) certain price and volume information is publicly available about our shares on a current and continuing basis; and (3) we meet certain minimum net tangible assets or average revenue criteria. Our common stock may not continue to qualify for an exemption from the penny stock restrictions. If our shares of common stock were subject to the rules on penny stocks, the liquidity of our common stock would be adversely affected.

ITEM 2. DESCRIPTION OF PROPERTY

As of December 31, 2003, we leased approximately 34,026 square feet of administrative and corporate offices from an independent landlord in Wayne, Pennsylvania, under a lease expiring in December 2010. The rent in 2003 was $72,305 per month.

We lease approximately 1,350 square feet of office space from an independent landlord for our International operations in the Surrey Research Park, Guilford, Surrey, United Kingdom. The lease expires in 2005 with rent of £2,947 per month (or approximately $5,000).

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

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

No matters were submitted to a vote of security holders in the fourth quarter of 2003.

PART II

ITEM 5. MARKET FOR COMMON EQUITY, RELATED STOCKHOLDER MATTERS, AND ISSUER PURCHASES OF EQUITY SECURITIES

Our common stock is quoted in the NASDAQ Small Cap Market under the symbol “CVGR.” The following table indicates the high and low bid sale prices per share for each quarter over the last two fiscal years.

	2003		2002
Quarter Ended	High Bid	Low Bid	High Bid	Low Bid
March 31	$2.85	$1.75	$4.90	$2.76
June 30	2.85	1.86	5.50	3.40
September 30	3.05	2.10	3.85	2.13
December 31	2.79	2.11	2.96	1.79

As of March 9, 2004, there were more than 630 holders of record of our common stock, however, we believe that there are approximately 3,600 additional shareholders in “street name” who beneficially own our common stock in various brokerage accounts.

We have never declared a cash dividend on our common stock and do not anticipate paying cash dividends in the foreseeable future.

On July 31, 2003, Dr. Borow, our President and Chief Executive Officer, exercised an employee stock option to acquire 500,000 shares of our common stock. The option had a grant date of August 6, 1998, an expiration date of August 5, 2003 and an exercise price of $0.6875. As payment for the shares issued and related withholding taxes, we received from Dr. Borow 140,432 Covalent common shares that were owned by him. The shares received are included as treasury stock in our Consolidated Balance Sheet at December 31, 2003.

ITEM 6. SELECTED FINANCIAL DATA

The following table represents selected historical consolidated financial data. The statement of operations data for the years ended December 31, 2001, 2002 and 2003 and balance sheet data at December 31, 2002 and 2003 are derived from our audited consolidated financial statements included elsewhere in this report. The statement of operations data for each of the years ended December 31, 1999 and 2000, and the balance sheet data at December 31, 1999, 2000 and 2001 are derived from audited consolidated financial statements not included in this report. The historical results are not necessarily indicative of the operating results to be expected in the future. The selected data should be read together with “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations” and our financial statements and notes to the financial statements.

	Year Ended December 31,
	2003	2002	2001	2000	1999
	(in thousands, except per share data)
Net revenue	$20,836	$24,677	$18,353	$12,027	$14,747
Operating expenses (1)	21,946	20,607	14,804	10,088	12,573

Income(Loss) from operations	(1,110)	4,070	3,549	1,939	2,174
Other income(expense)	4	(11)	(56)	31	108

Income(Loss) before income taxes	(1,106)	4,060	3,493	1,970	2,283
Income tax provision(benefit)	(544)	1,605	1,458	834	845

Cumulative effect of change in accounting for revenue recognition, net of tax	—	—	—	136	—

Net income(loss)	$(562)	$2,454	$2,035	$1,000	$1,438

Net income(loss) per common share:
Basic	$(0.04)	$0.19	$0.16	$0.08	$0.12
Diluted	$(0.04)	$0.19	$0.16	$0.08	$0.12
Weighted average common and common equivalent shares outstanding
Basic	12,747	12,591	12,420	12,168	12,059
Diluted	12,747	13,199	12,963	12,932	12,485

Consolidated Balance Sheet Data:
Cash and cash equivalents	$2,070	$2,121	$3,455	$87	$559
Working capital (2)	10,511	10,772	7,898	5,203	3,644
Total assets	20,385	20,836	15,113	9,311	8,742
Long term debt	87	3	62	75	—
Total liabilities	9,043	9,108	6,223	3,071	3,985
Shareholders’ equity	11,342	11,728	8,889	6,240	4,758

(1)	Excludes the impact of reimbursement for out-of-pocket expenses.
(2)	Working capital is calculated as current assets minus current liabilities.

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF RESULTS OF OPERATIONS AND FINANCIAL CONDITION

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

Contracts generally may be terminated by clients immediately or with short notice. Clinical trials may be terminated or delayed for several reasons including, among others, unexpected results or adverse patient reactions to the drug, inadequate patient enrollment or investigator recruitment, manufacturing problems resulting in shortages of the drug, client budget constraints or decisions by the client to de-emphasize or terminate a particular trial or development efforts on a particular drug. Depending on the size of the trial in question, a client’s decision to terminate or delay a trial in which we participate could have a material and adverse effect on our backlog, future revenue and results from operations. In 2003, we experienced contract cancellations as discussed in Item 1.

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

Revenue Recognition

The majority of our net revenue is recognized from fixed-price contracts on a proportional performance basis. To measure the performance, we compare actual direct costs incurred to estimated total contract direct costs, which is the best indicator of the performance of the contract obligations as the costs relate to the labor hours incurred to perform the service. Total direct costs are incurred for each contract and compared to estimated total direct costs for each contract to determine the percentage of the contract that is completed. This percentage is multiplied by the estimated total contract value to determine the amount of net revenue recognized. A formal project review process takes place quarterly although most projects are evaluated on an ongoing basis. Management reviews the estimated total direct costs on each contract to determine if estimated amounts are correct, and estimates are adjusted as needed. If we determine that a loss will result from the performance of a fixed-price contract, the entire amount of the estimated loss is charged against income in the period in which such determination is made. Because of the inherent uncertainties in estimating direct costs required to complete a project, particularly complex, multi-year studies, it is possible that the estimates used will change and could result in a material change to our estimates. Original estimates might also be changed due to changes in the scope of work. We attempt to negotiate contract amendments with the client to cover these services provided outside the terms of the original contract. There can be no assurance that the client will agree to the proposed amendments, and we ultimately bear the risk of cost overruns. During 2003 we performed services and incurred expense related to several changes in scope for a large clinical development program for which the related contract amendments were not signed until March 2004. We have recognized the costs for such services during 2003, however, we expect to recognize the related revenues for these services in the first quarter 2004. For terminated studies, our contracts frequently entitle us to receive the costs of winding down the terminated project, as well as all fees earned by us up to the time of termination.

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

Reimbursable Out-of-Pocket Expenses

On behalf of our clients, we pay fees to investigators and other out-of-pocket costs for which we are reimbursed at cost, without mark-up or profit. In connection with the required implementation on January 1, 2002, of Financial Accounting Standards Board Emerging Issues Task Force Rule No. 01-14 (“EITF 01-14”), “Income Statement Characterization of Reimbursements Received for ‘Out-of-Pocket’ Expenses Incurred”, out-of-pocket costs are included in Operating Expenses, while the reimbursements received are reported separately as Reimbursement Revenue in the Consolidated Statements of Operations.

As is customary in the industry, we exclude from revenue and expense in the Consolidated Statement of Operations fees paid to investigators and the associated reimbursement since we act as agent on behalf of our clients with regard to investigators. These investigator fees are not reflected in our Net Revenue, Reimbursement Revenue, Reimbursement Out-of-Pocket Expenses, and/or Direct Expenses. The amounts of these investigator fees were $10.5 million, $8.1 million, and $4.7 million for the years ended December 31, 2003, 2002, and 2001 respectively.

Concentration of Credit Risk

Our accounts receivable and costs and estimated earnings in excess of related billings on uncompleted contracts are concentrated with a small number of companies within the pharmaceutical, biotechnology and medical device industries. The significant majority of this exposure is to large, well established firms. Credit losses have historically been minimal. As of December 31, 2003, the total of accounts receivable and costs and estimated earnings in excess of related billings on uncompleted contracts was $14.5 million. Of this amount, the exposure to our three largest clients was 72% of the total, with the three largest clients representing 37%, 30%, and 5% of total exposure, respectively. As of December 31, 2002, the total of accounts receivable and costs and estimated earnings in excess of related billings on uncompleted contracts was $16.6 million. Of this amount, the exposure to our three largest clients was 89% of the total, with the three largest clients representing 41%, 40%, and 8% of total exposure, respectively.

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

Percentage of Net Revenue, Excluding Reimbursable Out-of-Pocket Expenses

	Year Ended December 31,
	2003	2002	2001
Net revenue	100.0%	100.0%	100.0%
Operating Expenses
Direct	74.0%	60.0%	52.4%
Selling, general and administrative	27.1%	20.9%	25.5%
Depreciation	4.2%	2.6%	2.8%
Income(Loss) from Operations	(5.3)%	16.5%	19.3%
Net Income(Loss)	(2.7)%	9.9%	11.1%

Year Ended December 31, 2003 Compared With Year Ended December 31, 2002

Net revenue for 2003 decreased 16% to $20.8 million as compared to $24.7 million for 2002. The decrease in net revenue was a result of a lower than anticipated level of, and delay in obtaining, new business awards as well as the fact that several projects were winding down as they entered the later stages of their development schedules. Also reducing net revenue were increases in the estimate of the cost to complete for several projects. New business awards and changes of scope for 2003 were approximately $21.7 million as compared to approximately $18.6 million for 2002, an increase of 17%. If we are not able to increase our level of new business production, our business, financial condition and results of operations would be materially and adversely affected. We have announced $4.8 million in new contracts for the current calendar year. For the year ended December 31, 2003, net revenue from our three largest clients amounted to 69% of our net revenue, with the three largest clients representing 41%, 21%, and 7% of net revenue, respectively. For the year ended December 31, 2002, net revenue from our three largest clients amounted to 86% of our net revenue, with the three largest clients representing 46%, 30%, and 10% of net revenue, respectively.

Reimbursement revenue consisted of reimbursable out-of-pocket expenses incurred on behalf of our clients. Reimbursements are made at cost, without mark-up or profit, and therefore have no impact on net income.

Direct expenses included compensation and other expenses directly related to conducting clinical studies. These costs increased by $600 thousand to $15.4 million for the year ended December 31, 2003 from $14.8 million for the year ended December 31, 2002. The increase in direct expenses resulted principally from higher personnel costs to handle project requirements. Direct expenses as a percentage of net revenue were 74% for the year ended December 31, 2003 as compared to 60% for the year ended December 31, 2002. The increase in the ratio was principally due to the lower level of net revenue reported during 2003 against an existing base of fixed direct expenses.

Selling, general, and administrative expenses included the salaries, wages and benefits of all administrative, financial and business development personnel and all other support expenses not directly related to specific contracts. Selling, general and administrative expenses for the year ended December 31, 2003 were $5.7 million, or 27% of net revenue, as compared to $5.1 million, or 21% of net revenue, for the year ended December 31, 2002. The increase of $600 thousand primarily reflected higher rent expense. The increase as a percentage of net revenue generally reflects the impact of increased rent expense against a lower level of net revenue.

Depreciation and amortization expense increased to $878 thousand for the year ended December 31, 2003 from $643 thousand for the year ended December 31, 2002, primarily as a result of having a full year of depreciation expense for leasehold improvements added during late 2002.

Income from operations decreased by $5.2 million, to a loss from operations of $1.1 million, primarily for the reasons noted in the preceding paragraphs.

Net interest income for the year ended December 31, 2003 was $4 thousand compared to net interest expense of $11 thousand for the year ended December 31, 2002, largely the result of having more cash to invest.

The effective income tax rate (benefit) for the year ended December 31, 2003 and 2002 was (49)% and 40%, respectively. The 2003 credit rate reflects a loss from operations in the U.S. and positive earnings from outside the United States that still benefit from the utilization of a tax loss carryforward.

The net income (loss) for the year ended December 31, 2003 decreased to $(562) thousand, or $(.04) per diluted share, as compared to $2.5 million, or $0.19 per diluted share for the year ended December 31, 2002, primarily for the reasons noted above.

The operating results for the year ended December 31, 2003 included in this Annual Report on Form 10-K reflect some minor changes from the results reported in the Company’s announcement of its operating results on March 10, 2004. The principal changes increased the net loss by approximately $100 thousand, as compared to the results previously reported, relating primarily to the reversal of a portion of the tax benefit. In addition, compared to the results previously reported, net revenues increased by $69 thousand with $145 thousand of offsetting operating expense increases. These changes increased the loss from operations $77 thousand and increased the net loss by $29 thousand. The other change was a reclassification of $64 thousand of franchise taxes to operating expense, which resulted in a slight increase in the tax benefit. On a per share basis (basic and diluted), these changes increased the net loss by $.01 from ($.03) to ($.04) per share. In addition, reimbursement revenue (and the related expense) increased by $597 thousand as compared to the previously reported results, but these items do not impact the Company’s net operating results. These changes also resulted in some minor changes to related items on the Company’s consolidated balance sheet and statement of cash flows at and for the year ended December 31, 2003. The consolidated balance sheet as of December 31, 2003 also includes some adjustments to current liabilities primarily related to investigator payments, which did not impact results of operations for the year ended December 31, 2003.

Year Ended December 31, 2002 Compared With Year Ended December 31, 2001

Net revenue for 2002 increased 34% to $24.7 million as compared to $18.4 million for 2001. The increase of $6.3 million resulted from new business awards and changes of scope as well as an increase in the average size and number of Phase I through Phase IV trials being conducted. In 2002, there were approximately 35 clinical trials and other studies conducted as compared to 27 in 2001. New business awards and changes of scope in 2002 were $18.6 million as compared to $24.4 million in 2001. During the 3rd quarter, two studies, aggregating $3.7 million, were terminated by two separate sponsors due to a combination of the sponsor’s internal budget constraints and safety and efficacy issues identified during the course of the study. The termination of these studies did not have a material impact on net revenues in 2002. During the 4th quarter, two changes of scope for services previously provided contributed approximately $1.1 million to net revenue. Net revenue from our three largest clients amounted to 86% of our net revenue, with the three largest clients representing 46%, 30%, and 10% of net revenue, respectively. For 2001, net revenue from our three largest clients amounted to 85% of our net revenue, with the three largest clients representing 55%, 18%, and 12% of net revenue, respectively.

Reimbursement revenue consisted of reimbursable out-of-pocket expenses incurred on behalf of our clients. Reimbursements are made at cost, without mark-up or profit, and therefore have no impact on net income.

Direct expenses included compensation and other expenses directly related to conducting clinical studies. These costs increased by $5.2 million to $14.8 million in 2002 from $9.6 million in 2001. The increase in direct expenses resulted principally from the increase in personnel costs associated with a higher average size and number of Phase I through Phase IV trials being conducted. Direct expenses as a percentage of net revenue were 60% for 2002 as compared to 52% for 2001. The increase was principally due to the mix of levels of personnel involved in the contracts performed, variations in the utilization of personnel and the mix of contracts being performed during each period. In addition, during the third quarter of 2002, we made an adjustment to cost and revenue estimates on a significant contract, the effect of which was to reduce income from operations by $564 thousand and to increase the ratio of direct expense to net revenue.

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

Net revenue is recognized on a proportional performance basis. We typically receive a low volume of large-dollar receipts. As a result, the number of days net revenue outstanding in accounts receivable, costs and estimated earnings in excess of related billings, customer advances, and billings in excess of related costs will fluctuate due to the timing and size of billings and cash receipts. At December 31, 2003, the net days revenue outstanding was 188 days compared to 130 days at December 31, 2002. Compared to December 31, 2002, accounts receivable decreased $1.9 million to $5.7 million at December 31, 2003, primarily due to the timing of billings and progress payments for clinical trials. Of the accounts receivable balance at December 31, 2003, 3% of the total was over 60 days past invoice date.

Compared to December 31, 2002, costs and estimated earnings in excess of related billings on uncompleted contracts decreased $300 thousand to $8.7 million at December 31, 2003. The decrease primarily represents timing differences between the net revenue recognized on the trials being managed and the billing milestones or payment schedules contained in the contracts with our clients. The balance at December 31, 2003 primarily consisted of 4 clinical trials, which individually constituted 41%, 19%, 11% and 9% of the balance. These clinical trials are expected to be billed during 2004. The decrease in the liability account billings in excess of related costs and estimated earnings on uncompleted contracts of $600 thousand to $1.2 million as of December 31, 2003 from $1.8 million as of December 31, 2002, resulted from continued progress on several contracts with billing schedules weighted toward the earlier phases of the study. The decrease in customer advances of $600 thousand to $3.0 million as of December 31, 2003 from $3.6 million as of December 31, 2002 resulted primarily from the net utilization of customer advances for investigator payments.

Our net cash provided by operating activities was $428 thousand for the year ended December 31, 2003, compared with net cash used by operating activities of $987 thousand for the year ended December 31, 2002. The primary factors underlying this change was the decrease in our costs and estimated earnings in excess of related billings on uncompleted contracts relative to the end of the prior year and a significant increase in cash collections of receivables. Net cash used by investing activities, consisting principally of purchases of property, equipment and leasehold improvements, was $581 thousand for the year ended December 31, 2003, compared with net cash used by investing activities of $664 thousand for the year ended December 31, 2002. Purchases and leasehold improvements for the year ended December 31, 2003 included leasehold improvements, software and hardware, including host servers and computers for our corporate office and field-based personnel. Net cash provided by financing activities was $3 thousand for the year ended December 31, 2003, compared with net cash provided by financing activities of $300 thousand for the year ended December 31, 2002. The primary difference related to the scheduled repayment of capital lease obligations. As a result of these cash flows, our cash and cash equivalents balance at December 31, 2003 was $2.1 million as compared to $2.1 million at December 31, 2002.

We maintain a demand line of credit with a bank under which maximum borrowings are the lesser of $2.5 million or 75% of eligible accounts receivable, as defined in the loan agreement, and bear interest at the LIBOR Market Index Rate plus 2.65%. As of December 31, 2003, there were no borrowings under the line of credit, and the maximum available under the terms of the line of credit was $2.3 million. The line of credit was renewed on June 17, 2003 and expires on June 30, 2004. Borrowings under the line of credit are secured by substantially all of our assets. Our agreement with the bank provides that we maintain a minimum tangible net worth of $10.75 million and a ratio of total liabilities to tangible net worth of not more than 1.25 to 1.00. As of December 31, 2003, we were in compliance with these covenants.

Off Balance Sheet Financing Arrangements

As of December 31, 2003, we did not have any off-balance sheet financing arrangements or any equity ownership interests in any variable interest entity or other minority owned ventures.

Contractual Obligations and Commitments

For 2003, we entered into new capital lease obligations totaling $123 thousand as compared to $0 in new capital lease obligations in 2002. These leases were recorded as assets and in general were for peripheral office equipment. We are committed under a number of non-cancelable operating leases, primarily related to office space and other office equipment.

Below is a summary of our future payment commitments by year under contractual obligations as of December 31, 2003. Actual amounts paid under these agreements could be higher or lower than the amounts shown below as a result of changes in volume and other variables:

	2004	2005	2006	2007	2008	Thereafter	Total
Obligations under capital leases	$24,268	$23,709	$26,314	$29,204	$7,791	$—	$111,286
Operating Leases	961,777	960,171	921,018	937,259	952,728	1,956,495	6,689,448
Employment agreements	403,000	325,000	81,250	—	—	—	809,250
Service agreements	8,926,000	—	—	—	—	—	8,926,000

Total	$10,315,045	$1,308,880	$1,028,582	$966,463	$960,519	$1,956,495	$16,535,984

In 2004, we anticipate capital expenditures of approximately $150 thousand - $250 thousand for leasehold improvements, software applications, workstations, personal computer equipment and related assets. A significant portion of our service agreement commitments, which are primarily comprised of investigator payments, are expected to be reimbursed under agreements with clients.

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

In December 2002, the FASB issued SFAS No. 148, “Accounting for Stock-Based Compensation – Transition and Disclosure.” SFAS No. 148 amends SFAS No. 123, “Accounting for Stock-Based Compensation”, to provide for alternative methods of transition for a voluntary change to the fair value based method of accounting for stock-based employee compensation. SFAS No. 148 also requires disclosure of comparable information for all companies, regardless of whether they have adopted the fair value or intrinsic value method of accounting for stock-based employee compensation. SFAS No. 148 is effective for financial statements issued for fiscal years ending after December 15, 2002, and interim periods beginning after December 15, 2002. Adoption of SFAS No. 148 did not have a material impact on our financial statements, other than expanding our disclosures.

In January 2003, the FASB issued Interpretation No. 46, “Consolidation of Variable Interest Entities.” Interpretation No. 46 provides an interpretation of Accounting Research Bulletin No. 51, “Consolidated Financial Statements” with respect to the consolidation of variable interest entities. Interpretation No. 46 requires existing unconsolidated variable interest entities to be consolidated by their primary beneficiaries if the entities do not effectively disperse risks among the parties involved. In December 2003, the FASB issued a revision to FIN 46, or FIN 46R, to clarify some of the provisions of FIN 46. We currently have no entities which have the characteristics of a variable interest entity. Furthermore, we do not expect that the adoption of the remaining provision of FIN 46R in the quarter ending March 31, 2004 will have an impact on our financial statements.

In April 2003, the FASB issued SFAS No. 149, “Amendment of Statement 133 on Derivative Instruments and Hedging Activities.” SFAS No. 149 amends and clarifies financial accounting and reporting for derivative instruments, including certain derivative instruments embedded in other contracts (collectively referred to as derivatives) and for hedging activities under SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities.” SFAS No. 149 is effective for contracts entered into or modified after June 30, 2003, except as stated below and for hedging relationships designated after June 30, 2003. The provisions of SFAS No. 149 that relate to Statement 133 Implementation Issues that have been effective for fiscal quarters that began prior to June 15, 2003, should continue to be applied in accordance with their respective effective dates. The Company has not entered into any derivative transactions and therefore the adoption of this standard has not had a material impact on our financial statements.

In May 2003, the FASB issued SFAS No. 150, “Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity”, which establishes standards for how an issuer classifies and measures certain financial instruments with characteristics of both liabilities and equity. SFAS No. 150 requires that an issuer classify a financial instrument that is within its scope, which may have previously been reported as equity, as a liability (or an asset in some circumstances). This statement is effective for financial instruments entered into or modified after May 31, 2003, and otherwise is effective at the beginning of the first interim period beginning after June 15, 2003. Adoption of SFAS No. 150 has not had a material impact on our financial statements. The FASB is addressing certain implementation issues associated with the application of SFAS No. 150 including those related to mandatorily redeemable financial instruments representing noncontrolling interesting subsidiaries included in consolidated financial statements. The Company will monitor the actions of the FASB and assess the impact, if any, that these actions may have on its financial statements.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Market Risk

The fair value of cash and cash equivalents, restricted cash, accounts receivable, costs and estimated earnings in excess of related billings on uncompleted contracts, accounts payable, accrued expenses and billings in excess of related costs and estimated earnings on uncompleted contracts were not materially different than their carrying amounts as reported at December 31, 2003 and December 31, 2002.

As of December 31, 2003, the Company was not a counterparty to any forward foreign exchange contracts or any other transaction involving a derivative financial instrument.

Foreign Currency Exchange Risk

The Company is exposed to foreign currency exchange risk through its international operations. For the year ended December 31, 2003, approximately 6%, of our net revenue was derived from contracts denominated in other than U.S. Dollars. Our financial statements are denominated in U.S. Dollars. As a result, factors associated with international operations, including changes in foreign currency exchange rates, could affect our results of operations and financial condition. Contracts entered into in the United States are denominated in U.S. Dollars. Contracts entered into by our international subsidiary are generally denominated in pounds sterling or Euros. To date, we have not engaged in any derivative or contractual hedging activities related to our foreign exchange exposures. We believe that these exposures are limited by virtue of their size relative to our overall operations as well as the partial natural hedge afforded by our local currency expenditures to service these local currency contracts.

Assets and liabilities of the Company’s international operations are translated into U.S. Dollars at exchange rates in effect on the balance sheet date and equity accounts are translated at historical exchange rates. Revenue and expense items are translated at average exchange rates in effect during the quarter. Gains or losses from translating foreign currency financial statements are recorded in other comprehensive income. The cumulative translation adjustment included in other comprehensive income for the years ended December 31, 2003, December 31, 2002 and December 31, 2001 was $99 thousand, $18 thousand, and $9 thousand respectively.

We believe that the effects of inflation generally have not had a material adverse impact on our operations or financial condition.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Our financial statements listed below are contained herein beginning at page F-1:

(a) Financial Statements

(b) Financial Statements Schedules

All schedules have been omitted because either they are not required or are not applicable or because the required information has been included elsewhere in the Financial Statements or the notes thereto.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A. CONTROLS AND PROCEDURES

Our management, including our principal executive officer and principal financial officer, has evaluated the effectiveness of our disclosure controls and procedures as of December 31, 2003. Our disclosure controls and procedures are designed to provide reasonable assurance that the information required to be disclosed in this annual report on Form 10-K has been appropriately recorded, processed, summarized and reported. Based on that evaluation, our principal executive and principal financial officers have concluded that our disclosure controls and procedures are effective at the reasonable assurance level. Our management, including our principal executive and principal financial officers, has evaluated any changes in our internal control over financial reporting that occurred during the year ended December 31, 2003, and has concluded that there was no change that occurred during the year ended December 31, 2003 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF REGISTRANT

Information concerning Directors, Executive Officers, Promoters and Control Persons; Compliance with Section 16(a) of the Exchange Act, is incorporated herein by reference to the similarly titled section in our definitive proxy materials for our 2004 Annual Meeting of Stockholders.

ITEM 11. EXECUTIVE COMPENSATION

Information concerning Executive Compensation is incorporated herein by reference to the similarly titled section in our definitive proxy materials for our 2004 Annual Meeting of Stockholders.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

Information concerning Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters is incorporated herein by reference to the similarly titled section in our definitive proxy materials for our 2004 Annual Meeting of Stockholders.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

Information concerning Certain Relationships and Related Transactions is incorporated herein by reference to the similarly titled section in our definitive proxy materials for our 2004 Annual Meeting of Stockholders.

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

Information concerning Principal Accountant Fees and Services is incorporated herein by reference to the similarly titled section in our definitive proxy materials for our 2004 Annual Meeting of Stockholders.

ITEM 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

(a) Exhibits

3.1	Certificate of Incorporation of Covalent Group, Inc., a Delaware corporation, filed with the Secretary of State of the State of Delaware on April 16, 2002. (1)

3.2	Bylaws of Covalent Group, Inc., a Delaware corporation. (1)

10.1	Covalent Group, Inc. 2002 Equity Incentive Plan. (2)

10.2	Amended and Restated Covalent Group, Inc. 1996 Stock Incentive Plan. (3)

10.3	1995 Stock Option Plan. (4)

10.4	Lease between Dean Witter Realty Income Partnership II and Covalent Group, Inc. dated November 14, 1996. (4)

10.5	Fourth Amendment to Lease between FV Office Partners, L.P. (successor to Dean Witter Realty Income Partnership II) and Covalent Group, Inc. dated November 27, 2001. (5)

10.6	Fifth Amendment to Lease between FV Office Partners, L.P. and Covalent Group, Inc. dated December 13, 2002. (6)

10.7	Loan Agreement with Wachovia Bank, National Association dated June 17, 2003. (7)

10.8	Employment Agreement between Covalent Group, Inc. and Kenneth M. Borow, M.D. (6)

10.9	Form of Indemnification Agreement between Covalent Group, Inc., a Delaware Corporation, and its officers and directors. (8)

10.10	Amended and Restated Employment Agreement between Covalent Group, Inc. and Brian Dickson, M.D. (9)

21	Subsidiaries of the Registrant.

23	Consent of Deloitte & Touche LLP.

31.1	Certification of Chief Executive Officer required by Rule 13a-14(a) or Rule 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Principal Accounting Officer required by Rule 13a-14(a) or Rule 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification pursuant to 18 U.S.C. § 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification pursuant to 18 U.S.C. § 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

(1)	Filed as an Exhibit on Form 8-K (No. 0-21145) filed with the Securities & Exchange Commission on July 2, 2002 and incorporated herein by reference.
(2)	Incorporated by reference to Appendix E of the Proxy Statement for the 2002 Annual Meeting of Stockholders.
(3)	Incorporated by reference to Annex A of the Proxy Statement for the 2000 Annual Meeting of Stockholders.
(4)	Filed as an Exhibit to our Annual Report on Form 10-KSB (No. 0-21145) filed with the Securities and Exchange Commission on March 30, 1998 and incorporated herein by reference.
(5)	Filed as an Exhibit to our Annual Report on Form 10-KSB (No. 0-21145) filed with the Securities and Exchange Commission on April 1, 2002 and incorporated herein by reference.
(6)	Filed as an Exhibit to our Annual Report on Form 10-KSB (No. 0-21145) filed with the Securities and Exchange Commission on March 31, 2003 and incorporated herein by reference.
(7)	Filed as an Exhibit to our Quarterly Report on Form 10-Q (No. 0-21145) filed with the Securities & Exchange Commission on August 13, 2003 and incorporated herein by reference.
(8)	Filed as an Exhibit to our Quarterly Report on Form 10-QSB (No. 0-21145) filed with the Securities & Exchange Commission on August 13, 2002 and incorporated herein by reference.
(9)	Filed as an Exhibit to our Quarterly Report on Form 10-Q (No. 0-21145) filed with the Securities & Exchange Commission on November 13, 2003 and incorporated herein by reference.

(b)	Form 8-K

None.

COVALENT GROUP, INC.

CONSOLIDATED FINANCIAL STATEMENTS

YEARS ENDED DECEMBER 31, 2003, 2002 and 2001

INDEPENDENT AUDITORS’ REPORT

The Board of Directors and Stockholders of:

Covalent Group, Inc.

Wayne, Pennsylvania

We have audited the accompanying consolidated balance sheets of Covalent Group, Inc. and subsidiaries (the “Company”) as of December 31, 2003 and 2002, and the related consolidated statements of operations, stockholders’ equity, and cash flows for each of the three years in the period ended December 31, 2003. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of Covalent Group, Inc. and subsidiaries as of December 31, 2003 and 2002, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2003, in conformity with accounting principles generally accepted in the United States of America.

/s/ Deloitte & Touche LLP

Philadelphia, Pennsylvania

March 29, 2004

Covalent Group, Inc.

Consolidated Statements of Operations

	Year Ended December 31,
	2003	2002	2001
Net revenue	$20,835,742	$24,677,061	$18,353,481
Reimbursement revenue	5,793,459	4,510,425	1,593,172

Total Revenue	26,629,201	29,187,486	19,946,653

Operating Expenses
Direct	15,417,144	14,817,692	9,611,407
Reimbursement out-of-pocket expenses	5,793,459	4,510,425	1,593,172
Selling, general and administrative	5,650,693	5,146,286	4,671,212
Depreciation and amortization	877,623	642,833	521,811

Total Operating Expenses	27,738,919	25,117,236	16,397,602

Income (Loss) from Operations	(1,109,718)	4,070,250	3,549,051

Interest Income	16,545	10,935	11,275
Interest Expense	(12,962)	(21,536)	(67,729)

Net Interest Income (Expense)	3,583	(10,601)	(56,454)

Income (Loss) before Income Taxes	(1,106,135)	4,059,649	3,492,597

Income Tax Provision (Benefit)	(544,032)	1,605,335	1,457,964

Net Income (Loss)	$(562,103)	$2,454,314	$2,034,633

Net Income (Loss) per Common Share

Basic	$(0.04)	$0.19	$0.16
Diluted	$(0.04)	$0.19	$0.16

Weighted Average Common and Common Equivalent Shares Outstanding
Basic	12,746,973	12,591,229	12,420,388
Diluted	12,746,973	13,199,483	12,962,628

The accompanying notes are an integral

part of these consolidated financial statements.

Covalent Group, Inc.

Consolidated Balance Sheets

	December 31,
	2003	2002
Assets
Current Assets
Cash and cash equivalents	$2,069,687	$2,121,439
Restricted cash	604,185	419,791
Accounts receivable	5,709,326	7,586,575
Prepaid expenses and other	166,322	380,404
Prepaid taxes	1,267,501
Costs and estimated earnings in excess of related billings on uncompleted contracts	8,740,964	9,024,854

Total Current Assets	18,557,985	19,533,063

Property and Equipment, Net	1,805,331	1,281,149
Other Assets	21,665	22,265

Total Assets	$20,384,981	$20,836,477

Liabilities and Stockholders’ Equity
Current Liabilities
Accounts payable	$3,545,039	$2,755,520
Accrued expenses	263,664	403,735
Income tax payable	—	111,646
Obligations under capital leases	24,268	59,418
Billings in excess of related costs and estimated earnings on uncompleted contracts	1,181,426	1,817,697
Customer advances	3,032,758	3,612,856

Total Current Liabilities	8,047,155	8,760,872

Long Term Liabilities
Obligations under capital leases	87,018	2,907
Other liabilities	698,050	—
Deferred income tax	211,040	344,225

Total Long Term Liabilities	996,108	347,132

Total Liabilities	9,043,263	9,108,004

Stockholders’ Equity
Common stock, $.001 par value 25,000,000 shares authorized, 13,235,483 and 12,664,583 shares issued and outstanding respectively	13,235	12,665
Additional paid-in capital	11,372,674	10,887,759
Retained earnings	289,918	852,021
Accumulated other comprehensive income	124,865	26,344

Less:	11,800,692	11,778,789
Treasury stock, at cost, 152,932 and 12,500 shares, respectively	(458,974)	(50,316)

Total Stockholders’ Equity	11,341,718	11,728,473

Total Liabilities and Stockholders’ Equity	$20,384,981	$20,836,477

The accompanying notes are an integral

part of these consolidated financial statements.

COVALENT GROUP, INC.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

	Number of Common Shares	Par Value	Additional Paid-In Capital	Retained Earnings (Accum. Deficit)	Accum. Other Comprehensive Income (Loss)	Treasury Stock at Cost	Total Stockholders’ Equity
Balance at December 31, 2000	12,213,309	$12,213	$9,915,656	$(3,636,926)	$(595)	$(50,316)	$6,240,032

Net income				2,034,633			2,034,633
Other comprehensive income:
Foreign currency translation adjustment					8,978		8,978

Total comprehensive income							2,043,611
Issuance of common shares - exercise of stock options	189,404	190	330,576				330,766
Exercise of stock warrants	100,000	100	274,900				275,000

Balance at December 31, 2001	12,502,713	$12,503	$10,521,132	$(1,602,293)	$8,383	$(50,316)	$8,889,409

Net income				2,454,314			2,454,314
Other comprehensive income:
Foreign currency translation adjustment					17,961		17,961

Total comprehensive income							2,472,275
Issuance of common shares - exercise of stock options	161,870	162	366,627				366,789

Balance December 31, 2002	12,664,583	$12,665	$10,887,759	$852,021	$26,344	$(50,316)	$11,728,473

Net loss				(562,103)			(562,103)
Other comprehensive income:
Foreign currency translation adjustment					98,521		98,521

Total comprehensive income							(463,582)
Issuance of common shares - exercise of stock options	570,900	570	484,915			(408,658)	76,827

Balance December 31, 2003	13,235,483	$13,235	$11,372,674	$289,918	$124,865	$(458,974)	$11,341,718

The accompanying notes are an integral

part of these consolidated financial statements.

Covalent Group, Inc.

Consolidated Statements of Cash Flows

	Year Ended December 31,
	2003	2002	2001
Operating Activities:
Net income (loss)	$(562,103)	$2,454,314	$2,034,633
Adjustments to reconcile net income (loss) to net cash provided (used) by operating activities:
Depreciation and amortization	877,623	642,833	521,811
Changes in assets and liabilities;
Restricted cash	(184,394)	232,256	(39,525)
Accounts receivable	1,877,249	(5,493,721)	(440,367)
Prepaid expenses and other	214,082	(83,202)	(189)
Prepaid Taxes	(1,267,501)
Costs and estimated earnings in excess of related billings on uncompleted contracts	283,890	(1,706,912)	(1,768,485)
Other assets	600	15,805	(3,997)
Accounts payable	789,519	1,173,272	1,129,605
Accrued expenses	(140,071)	(157,865)	119,599
Income taxes payable	(111,646)	(517,252)	(91,362)
Deferred taxes	(133,185)	100,000	323,186
Billings in excess of related costs and estimated earnings on uncompleted contracts	(636,271)	1,622,575	(336,519)
Customer advances	(580,098)	730,496	2,068,386

Net Cash Provided by (Used) In Operating Activities	427,694	(987,401)	3,516,776

Investing Activities:
Purchases of property and equipment	(580,755)	(663,785)	(722,566)

Net Cash Used In Investing Activities	(580,755)	(663,785)	(722,566)

Financing Activities:
Net repayments and borrowings under capital leases	(74,039)	(66,668)	(41,388)
Proceeds from exercise of stock options	76,827	366,789	605,766

Net Cash Provided By Financing Activities	2,788	300,121	564,378

Effect of Exchange Rate Changes on Cash and Cash Equivalents	98,521	17,961	8,978
Net Increase (Decrease) In Cash and Cash Equivalents	(51,752)	(1,333,104)	3,367,566
Cash and Cash Equivalents, Beginning of Period	2,121,439	3,454,543	86,977

Cash and Cash Equivalents, End of Period	$2,069,687	$2,121,439	$3,454,543

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

Our clients consist of many of the largest companies in the pharmaceutical, biotechnology and medical device industries. From protocol design and clinical program development, to proven patient recruitment, to managing the regulatory approval process, we have the resources to directly implement or manage Phase I through Phase IV clinical trials and to deliver clinical programs on time and within budget. We have clinical trial experience across a wide variety of therapeutic areas such as cardiovascular, endocrinology/metabolism, diabetes, neurology, oncology, immunology, vaccines, infectious diseases, gastroenterology, dermatology, hepatology, womens’ health and respiratory medicine. We have the capacity and expertise to conduct clinical trials on a global basis. As of December 31, 2003 we were managing studies in 22 countries, including the United States, Canada, Western and Eastern Europe, the Middle East, South Africa, Australia and Scandinavia.

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

Consolidation

The consolidated financial statements for 2003, 2002 and 2001 include our accounts and the accounts of our wholly-owned subsidiaries. Intercompany transactions and balances have been eliminated in consolidation.

Cash and Cash Equivalents

We consider all highly liquid debt instruments purchased with an original maturity of three months or less to be cash equivalents.

Restricted Cash

We received advance payments from one of our clients as part of a long-term contract, which includes a separate restricted cash account to be utilized for payment of investigator fees. As of December 31, 2003 and 2002, this restricted cash amount was $604 thousand and $420 thousand, respectively. This amount is also included in customer advances in the accompanying balance sheets.

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

Reimbursable Out-of-Pocket Expenses

On behalf of our clients, we pay fees to investigators and other out-of-pocket costs for which we are reimbursed at cost, without mark-up or profit. Effective January 1, 2002, in connection with the required implementation of Financial Accounting Standards Board (“FASB”) Emerging Issues Task Force Rule No. 01-14 (“EITF 01-14”), “Income Statement Characterization of Reimbursements Received for ‘Out-of-Pocket’ Expenses Incurred”, out-of-pocket costs are included in Operating Expenses, while the reimbursements received are reported separately as Reimbursement Revenue in the Consolidated Statements of Operations.

As is customary in the industry, we exclude from revenue and expense in the Consolidated Statement of Operations fees paid to investigators and the associated reimbursement since we act as agent on behalf of our clients with regard to investigators. These investigator fees are not reflected in our Net Revenue, Reimbursement Revenue, Reimbursement Out-of-Pocket Expenses, and/or Direct Expenses. The amounts of these investigator fees were $10.5 million, $8.1 million, and $4.7 million for the years ended December 31, 2003, 2002, and 2001 respectively.

Accounts Receivable

Accounts receivable and costs and estimated earnings in excess of related billings on completed contracts represent amounts due from our customers who are concentrated primarily in the pharmaceutical, biotechnology and medical device industries. Included in accounts receivable are amounts due from customers in connection with unbilled out-of-pocket pass-through costs in the amount of $1.3 million as of December 31, 2003 and $947 thousand as of December 31, 2002.

Concentration of Credit Risk

Our accounts receivable and costs and estimated earnings in excess of related billings on uncompleted contracts are concentrated with a small number of companies within the pharmaceutical, biotechnology and medical device industries. The significant majority of this exposure is to large, well established firms. Credit losses have historically been minimal. As of December 31, 2003, the total of accounts receivable and costs and estimated earnings in excess of related billings on uncompleted contracts was $14.5 million. Of this amount, the exposure to our three largest clients was 72% of the total, with the three largest clients representing 37%, 30%, and 5% of total exposure, respectively. As of December 31, 2002, the total of accounts receivable and costs and estimated earnings in excess of related billings on uncompleted contracts was $16.6 million. Of this amount, the exposure to our three largest clients was 89% of the total, with the three largest clients representing 41%, 40%, and 8% of total exposure, respectively.

Financial Instruments

The fair value of cash and cash equivalents, restricted cash, accounts receivable, costs and estimated earnings in excess of related billings on uncompleted contracts, accounts payable, accrued expenses and billings in excess of related costs and estimated earnings on uncompleted contracts were not materially different than their carrying amounts as reported at December 31, 2003 and December 31, 2002.

As of December 31, 2003, the Company was not a counterparty to any forward foreign exchange contracts or any other transaction involving a derivative financial instrument.

Property and Equipment

Property and equipment are recorded at cost. Depreciation is provided using the straight-line method over the estimated useful lives of the assets, which range from 3 to 8 years for equipment and furniture and fixtures and the remaining lease term for leasehold improvements and assets under capital lease. Depreciation and amortization for the years ended December 31, 2003 and 2002 was $878 thousand and $643 thousand, respectively. Expenditures for maintenance and repairs are charged to expense as incurred. When assets are sold or retired, the cost and accumulated depreciation are removed from the accounts, and any gain or loss is included in operations.

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

Stock-Based Compensation

The company has adopted equity incentive plans that provide for the granting of stock options to employees, directors, advisors and consultants. We account for grants of options to employees and directors under these plans applying the intrinsic value method provided for in Accounting Principles Board (“APB”) Opinion No. 25 “Accounting for Stock Issued to Employees” and related interpretations. No stock-based compensation expense is reflected in net income as all options granted under the plan had an exercise price equal to the market value of the underlying common stock on the date of the grant. In addition to APB Opinion No. 25, we provide the disclosures required by Statement of Financial Accounting Standards (“SFAS”) No. 123 “Accounting for Stock-Based Compensation” and by SFAS No. 148 “Accounting for Stock-Based Compensation – Transition and Disclosure.” See Note 10.

The following table illustrates the effect on net income and earnings per share if the Company had applied the fair value recognition provisions of SFAS No. 123, “Accounting for Stock-Based Compensation” to stock-based employee compensation:

	Year Ended December 31,
	2003	2002	2001
Net Income (Loss) - as reported	$(562,103)	$2,454,314	$2,034,633
Deduct: Pro forma stock-based compensation expense determined under the fair value method, net of related tax effects	(477,056)	(860,285)	(1,227,773)

Pro forma Net Income (Loss)	$(1,039,159)	$1,594,029	$806,860

Net Income (Loss) Per Share
Basic - as reported	$(0.04)	$0.19	$0.16
Basic - pro forma	$(0.08)	$0.13	$0.06
Diluted - as reported	$(0.04)	$0.19	$0.16
Diluted - pro forma	$(0.08)	$0.12	$0.06

Foreign Currency Translations

Assets and liabilities of the Company’s international operations are translated into U.S. dollars at exchange rates in effect on the balance sheet date and equity accounts are translated at historical exchange rates. Revenue and expense items are translated at average exchange rates in effect during the year. Gains or losses from translating foreign currency financial statements are recorded in other comprehensive income. The cumulative translation adjustment included in other comprehensive income for the years ended December 31, 2003, December 31, 2002 and December 31, 2001 was $99 thousand, $18 thousand, and $9 thousand respectively.

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

Earnings (Loss) Per Share

Earnings (loss) per share is calculated in accordance with SFAS No. 128, “Earnings Per Share.” Basic earnings (loss) per share is computed by dividing net income (loss) for the period by the weighted average number of common shares outstanding during the period. Diluted earnings (loss) per share is computed by dividing net income (loss) by the weighted average number of common shares plus the dilutive effect of warrants and outstanding stock options under the Company’s equity incentive plans. For 2003, diluted net loss per common share is the same as basic net loss per common share, since the effects of potentially dilutive securities are antidilutive.

Supplemental Cash Flow Information

Cash paid for income taxes net of refunds for the years ended December 31, 2003, 2002, and 2001 was $1.0 million, $2.0 million, and $1.2 million, respectively. Cash paid for interest for the years ended December 31, 2003, 2002, and 2001 was $13 thousand, $22, and $68 thousand, respectively. We entered into capital leases with obligations totaling $123 thousand, $0, and $73 thousand during the years ended December 31, 2003, 2002, and 2001, respectively.

The acquisition of property and equipment through lease incentives totaled $814 for year ended December 31, 2003. During 2002 and 2001 there were no acquisitions of property and equipment through lease incentives.

On July 31, 2003, Dr. Borow, President and Chief Executive Officer of Covalent Group, Inc., exercised an employee stock option to acquire 500,000 shares of Covalent common stock. The option had a grant date of August 6, 1998, an expiration date of August 5, 2003 and an exercise price of $0.6875. As payment for the shares issued and related withholding taxes, Covalent Group, Inc. received from Dr. Borow 140,432 Covalent common shares that were owned by him. The shares received by the Company are included as treasury stock in our Consolidated Balance Sheet at December 31, 2003.

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

In December 2002, the FASB issued SFAS No. 148, “Accounting for Stock-Based Compensation – Transition and Disclosure.” SFAS No. 148 amends SFAS No. 123, “Accounting for Stock-Based Compensation”, to provide for alternative methods of transition for a voluntary change to the fair value based method of accounting for stock-based employee compensation. SFAS No. 148 also requires disclosure of comparable information for all companies, regardless of whether they have adopted the fair value or intrinsic value method of accounting for stock-based employee compensation. SFAS No. 148 is effective for financial statements issued for fiscal years ending after December 15, 2002, and interim periods beginning after December 15, 2002. Adoption of SFAS No. 148 did not have a material impact on our financial statements, other than expanding our disclosures.

In January 2003, the FASB issued Interpretation No. 46, “Consolidation of Variable Interest Entities.” Interpretation No. 46 provides an interpretation of Accounting Research Bulletin No. 51, “Consolidated Financial Statements” with respect to the consolidation of variable interest entities. Interpretation No. 46 requires existing unconsolidated variable interest entities to be consolidated by their primary beneficiaries if the entities do not effectively disperse risks among the parties involved. In December 2003, the FASB issued a revision to FIN 46, or FIN 46R, to clarify some of the provisions of FIN 46. We currently have no entities which have the characteristics of a variable interest entity. Furthermore, we do not expect that the adoption of the remaining provision of FIN 46R in the quarter ending March 31, 2004 will have an impact on our financial statements.

In April 2003, the FASB issued SFAS No. 149, “Amendment of Statement 133 on Derivative Instruments and Hedging Activities.” SFAS No. 149 amends and clarifies financial accounting and reporting for derivative instruments, including certain derivative instruments embedded in other contracts (collectively referred to as derivatives) and for hedging activities under SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities.” SFAS No. 149 is effective for contracts entered into or modified after June 30, 2003, except as stated below and for hedging relationships designated after June 30, 2003. The provisions of SFAS No. 149 that relate to Statement 133 Implementation Issues that have been effective for fiscal quarters that began prior to June 15, 2003, should continue to be applied in accordance with their respective effective dates. The Company has not entered into any derivative transactions and therefore the adoption of this standard has not had a material impact on our financial statements.

In May 2003, the FASB issued SFAS No. 150, “Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity”, which establishes standards for how an issuer classifies and measures certain financial instruments with characteristics of both liabilities and equity. SFAS No. 150 requires that an issuer classify a financial instrument that is within its scope, which may have previously been reported as equity, as a liability (or an asset in some circumstances). This statement is effective for financial instruments entered into or modified after May 31, 2003, and otherwise is effective at the beginning of the first interim period beginning after June 15, 2003. Adoption of SFAS No. 150 has not had a material impact on our financial statements. The FASB is addressing certain implementation issues associated with the application of SFAS No. 150 including those related to mandatorily redeemable financial instruments representing noncontrolling interests in subsidiaries included in consolidated financial statements. The Company will monitor the actions of the FASB and assess the impact, if any, that these actions may have on its financial statements.

3.	PROPERTY & EQUIPMENT:

	December 31,
	2003	2002
Property & equipment consists of the following:
Equipment	$2,935,501	$2,664,968
Furniture & fixtures	549,305	530,585
Leasehold improvements	1,168,441	168,622
Equipment under capital lease	316,265	193,265

	4,969,512	3,557,440
Accumulated depreciation	(3,164,181)	(2,276,291)

Property and equipment, net	$1,805,331	$1,281,149

4.	PREPAID EXPENSES AND OTHER:

Prepaid expenses and other includes loans to non-executive officer employees at December 31, 2003 and 2002 of approximately $3 thousand and $61 thousand, respectively.

5.	INCOME TAXES:

The components of the income tax provision are as follows:

	Year Ended December 31,
	2003	2002	2001
Current:
Federal	$(406,859)	$1,260,625	$1,016,432
State	(3,988)	244,710	197,307

	(410,847)	1,505,335	1,213,739

Deferred:
Federal	(96,103)	83,744	204,523
State	(37,082)	16,256	39,702

	(133,185)	100,000	244,225

	$(544,032)	$1,605,335	$1,457,964

Income tax expense differs from the amount currently payable because certain expenses, primarily depreciation and accruals, are reported in different periods for financial reporting and income tax purposes.

The federal statutory income tax rate is reconciled to the effective income tax rate as follows:

	Year Ended December 31,
	2003	2002	2001
Federal statutory rate	(34.0)%	34.0%	34.0%
State income taxes, net of federal benefit	(3.0)%	4.2%	4.4%
Adjustment to prior year accrual	(12.0)%	—	—
Other	(.2)%	1.2%	3.3%

	(49.2)%	39.4%	41.7%

The components of the net current and long-term deferred tax assets and liabilities, measured under SFAS No. 109, are as follows:

	Year Ended December 31,
	2003	2002	2001
Deferred Tax Asset
Long Term contract revenue	$—	$82,467	$202,061
Investment valuation	—	96,679	96,628
Net Operating Losses	61,029	—	—
Other	—	68,857	—

	61,029	248,003	298,689

Deferred tax liabilities
Depreciation	(79,339)	(144,902)	(92,791)
Accrual	(192,730)	(447,326)	(447,326)
Other	—	—	(2,794)

	(272,069)	(592,228)	(542,911)

Net deferred tax liability	$(211,040)	$(344,225)	$(244,222)

As of December 31, 2003, we had state operating loss carryforwards of $1,017,146 which expire in various periods through 2023.

6.	LINE OF CREDIT:

We maintain a demand line of credit with a bank under which maximum borrowings are the lesser of $2.5 million or 75% of eligible accounts receivable, as defined in the loan agreement, and bear interest at the LIBOR Market Index Rate plus 2.65%. As of December 31, 2003, there were no borrowings under the line of credit, and the maximum available under the terms of the line of credit was $2.3 million. The line of credit was renewed on June 17, 2003 and expires on June 30, 2004. Borrowings under the line of credit are secured by substantially all of our assets. Our agreement with the bank provides that we maintain a minimum tangible net worth of $10.75 million and a ratio of total liabilities to tangible net worth of not more than 1.25 to 1.00. As of December 31, 2003, we were in compliance with these covenants.

7.	EARNINGS(LOSS) PER SHARE:

Earnings(loss) per share is calculated in accordance with SFAS No. 128, “Earnings Per Share.” Basic earnings(loss) per share is computed by dividing net income(loss) for the period by the weighted average number of common shares outstanding during the period. Diluted earnings(loss) per share is computed by dividing net income(loss) by the weighted average number of common shares plus the dilutive effect of outstanding stock options under the Company’s equity incentive plans. For 2003, diluted net loss per common share is the same as basic net loss per share, since the effects of potentially dilutive securities are anit-dilutive. Stock options outstanding that are not included in the table below because of their anti-dilutive effect for the year ended December 31, 2003 were 1,351,946, for the year ended December 31, 2002 were 913,400 and for the year ended December 31, 2001 were 1,023,200.

The net income and weighted average common and common equivalent shares outstanding for purposes of calculating net income per common share were computed as follows:

	Year Ended December 31,
	2003	2002	2001
Net Income (Loss)	$(562,103)	$2,454,314	$2,034,633

Weighted average number of common shares outstanding used in computing basic earnings per share	12,746,973	12,591,229	12,420,338
Dilutive effect of stock options outstanding	—	608,254	542,240
Weighted average shares used in computing diluted earnings per share	12,746,973	13,199,483	12,962,628

Basic earnings (loss) per share	$(0.04)	$0.19	$0.16
Diluted earnings (loss) per share	$(0.04)	$0.19	$0.16

8.	STOCKHOLDERS’ EQUITY:

Treasury Stock

We have 152,932 common shares in treasury. The shares are valued using the cost method of accounting for treasury stock.

9.	EXERCISE OF EMPLOYEE STOCK OPTION

On July 31, 2003, Dr. Borow, President and Chief Executive Officer of Covalent Group, Inc., exercised an employee stock option to acquire 500,000 shares of Covalent common stock. The option had a grant date of August 6, 1998, an expiration date of August 5, 2003 and an exercise price of $0.6875. As payment for the shares issued and related withholding taxes, Covalent Group, Inc. received from Dr. Borow 140,432 Covalent common shares that were owned by him. The shares received by the Company are included as treasury stock in our Consolidated Balance Sheet at December 31, 2003.

10.	STOCK-BASED COMPENSATION:

We have adopted equity incentive plans that provide for the granting of stock options to employees, directors, advisors and consultants. We account for grants of options to employees and directors under these plans applying the intrinsic value method provided for in Accounting Principles Board (“APB”) Opinion No. 25 “Accounting for Stock Issued to Employees” and related interpretations. No stock-based compensation expense is reflected in net income as all options granted under the plan had an exercise price equal to the market value of the underlying common stock on the date of the grant. In addition to APB Opinion No. 25, we provide the disclosures required by SFAS No. 123 “Accounting for Stock-Based Compensation” and by SFAS No. 148 “Accounting for Stock-Based Compensation – Transition and Disclosure.” See Note 2 for disclosure of Pro Forma Net Income and Net Income Per Share.

For purposes of determining the pro forma amounts in Note 2, the fair value of each option grant is estimated on the date of grant using the Black-Scholes option pricing model with the following assumptions:

	Year Ended December 31,
	2003	2002	2001
Risk-free interest rate	2.11% - 3.54%	2.61% - 4.74%	3.50% - 5.75%
Expected dividend yield	-	-	-
Expected life	5 years	5 years	5 years
Expected volatility	49%	58%	87%

Based upon the above assumptions, the weighted average fair value of the stock options granted for the years ended December 31, 2003, 2002, and 2001 was $1.01, $1.82, and $1.60 respectively. As of December 31, 2003, the weighted average remaining contractual life of stock options outstanding was 2.4 years. Because additional option grants are expected to be made each year, the above pro forma disclosures are not representative of pro forma effects on reported net income for future years.

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

Aggregate stock option activities for all plans for the years ended December 31, 2003, 2002, and 2001 were as follows:

	Number of Shares	Range of Exercise Prices per Share	Weighted Average Exercise Price per Share
Options outstanding at December 31, 2000	2,134,300	$0.69 - 4.88	$2.74

Granted	903,400	1.63 - 3.50	2.55
Exercised	(189,400)	0.69 - 2.86	1.75
Canceled	(420,200)	1.56 - 4.88	3.61

Options outstanding at December 31, 2001	2,428,100	$0.69 - 4.47	$2.56

Granted	394,175	2.05 - 4.49	3.37
Exercised	(161,870)	1.25 - 4.38	2.25
Canceled	(256,133)	0.69 - 4.38	2.93

Options outstanding at December 31, 2002	2,404,272	$0.69 - 4.49	$2.68

Granted	354,000	2.05 - 2.59	2.2
Exercised	(570,900)	0.69 - 2.19	0.85
Canceled	(438,376)	1.94 - 4.47	2.78

Options outstanding at December 31, 2003	1,748,996	$1.80 - 4.49	$3.15

Exercisable options outstanding at:

December 31, 2001	1,332,575	$0.69 - 4.47	$2.26
December 31, 2002	1,403,920	$0.69 - 4.49	$2.33
December 31, 2003	984,225	$1.80 - 4.49	$3.36

The following table summarizes information regarding stock options outstanding at December 31, 2003:

Options Outstanding				Options Exercisable
Range of Exercise Prices	Number Outstanding At December 31, 2003	Weighted Average Remaining Contractual Life in Years	Weighted Average Exercise Price per Share	Number Exercisable December 31, 2003	Weighted Average Exercise Price
$1.80	5,000	2.2	$1.80	3,000	$1.80
1.94	137,650	2.1	1.94	84,590	1.94
2.05-2.54	362,125	3.5	2.30	94,708	2.42
2.57-2.90	429,821	3.0	2.80	229,407	2.81
3.00-3.90	172,000	2.9	3.41	86,600	3.42
4.00-4.49	642,400	1.3	4.06	485,920	4.04

	1,748,996	2.4	$3.15	984,225	$3.36

As of December 31, 2003, there were 1,101,850 stock options available for grant under our stock option plans.

11.	EMPLOYEE BENEFIT PLAN:

The Company sponsors a 401(k) retirement savings plan that is available to substantially all its U.S. based full-time employees who elect to participate. Effective January 1, 2003, the Company began providing a matching contribution equal to 50% on the first 2% of the participant’s compensation (excluding bonus payments). In 2003 company matching contributions were $71 thousand. Matching contributions are determined each payroll period. The matching contribution is credited to the participant using a graded vesting schedule with six or more years of service required to become fully vested. The method for crediting vesting service is the plan year.

12.	SEGMENT DISCLOSURES:

The Company has adopted the provisions of SFAS No. 131, “Disclosures About Segments of an Enterprise and Related Information” which establishes standards for reporting business segment information. The Company operates in one segment predominantly in the clinical research industry providing a broad range of clinical research services on a global basis to the pharmaceutical, biotechnology and medical device industries.

The following table summarizes the distribution of net revenue and contracts with significant clients:

	Year Ended December 31,
	2003		2002		2001
	Percentage of Revenues	Number of Contracts	Percentage of Revenues	Number of Contracts	Percentage of Revenues	Number of Contracts
Client A	41%	12	46%	14	18%	8
Client B	21	3	30	4	55	4
Client C	7	1	10	3	12	3

Top Three Clients	69%	16	86%	21	85%	15

Client A, B and C in the table above represent the three largest clients for each year, but do not necessarily represent the same client for each year shown.

The significant clients above represented 83% and 94%, respectively, of the balance of cost and estimated earnings in excess of related billings on uncompleted contracts at December 31, 2003 and 2002.

The following table summarizes the distribution of net revenues from external clients by geographical area:

	Year Ended December 31,
	2003	2002	2001
U.S.	$19,678,729	$23,826,702	$18,252,613
Europe	1,157,013	850,359	100,868

Total	$20,835,742	$24,677,061	$18,353,481

13.	CAPITAL AND OPERATING LEASE COMMITMENTS:

We entered into new capital lease obligations totaling $123 thousand during 2003. Leased equipment accounted for as a capital lease at December 31, 2003 totaled $316,265 with associated accumulated amortization of $206,450.

Future minimum lease payments on capital lease obligations at December 31, 2003 are as follows:

For the year ending December 31:
2004	$34,645
2005	31,704
2006	31,704
2007	31,704
2008	7,926

Total	$137,683
Less amount representing interest	(26,397)

Present value of capital lease payments	$111,286

We are committed under a number of non-cancelable operating leases, primarily related to office space and other office equipment. Total lease expense was $987 thousand for the year ended December 31, 2003, $695 thousand for the year ended December 31, 2002, and $470 thousand for the year ended December 31, 2001.

Future minimum lease payments on operating lease obligations at December 31, 2003, are as follows:

	2004	2005	2006	2007	2008	Thereafter	Total
Operating leases	$961,777	$960,171	$921,018	$937,259	$952,728	$1,956,495	$6,689,448

14.	OTHER LIABILITIES

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

15.	QUARTERLY FINANCIAL DATA (UNAUDITED):

	For the Quarter Ended
	March 31	June 30	September 30	December 31
2003
Net Revenues	$6,387,062	$5,732,295	$3,876,593	$4,839,792
Income(Loss) From Operations	806,995	110,492	(987,516)	(1,039,689)
Net Income(Loss)	482,093	70,899	(392,284)	(722,811)
Net Income(Loss) Per Common Share
Basic	$0.04	$0.01	$(0.03)	$(0.06)
Diluted	$0.04	$0.01	$(0.03)	$(0.06)

2002
Net Revenue	$5,444,561	$6,195,726	$6,001,436	$7,035,338
Income From Operations	1,082,409	1,239,329	573,194	1,175,318
Net Income	631,474	773,067	380,137	669,636
Net Income Per Common Share
Basic	$0.05	$0.06	$0.03	$0.05
Diluted	$0.05	$0.06	$0.03	$0.05

16.	COMMITMENTS AND CONTINGENCIES:

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
Dated: March 26, 2004
	By:	/s/ Kenneth M. Borow, M.D.
Kenneth M. Borow, M.D. President, Chief Executive Officer and Director

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Dated: March 26, 2004
	By:	/s/ Kenneth M. Borow, M.D.
Kenneth M. Borow, M.D. President, Chief Executive Officer and Director
Dated: March 26, 2004
	By:	/s/ Daniel W. Hood, CPA
Daniel W. Hood, CPA Controller and Principal Accounting Officer (financial and accounting officer)
Dated: March 26, 2004
	By:	/s/ Thomas E. Hodapp
Thomas E. Hodapp Director
Dated: March 26, 2004
	By:	/s/ Scott M. Jenkins
Scott M. Jenkins Director
Dated: March 26, 2004
	By:	/s/ Earl M. Collier, Jr.
Earl M. Collier, Jr. Director

S-1

EXHIBIT INDEX

Exhibit	Description

21	Subsidiaries of the Registrant.

23	Consent of Deloitte & Touche LLP.

31.1	Certification of Chief Executive Officer required by Rule 13a-14(a) or Rule 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer required by Rule 13a-14(a) or Rule 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification pursuant to 18 U.S.C. § 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification pursuant to 18 U.S.C. § 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.