Form 10-Q
period 2004-03-31
COVALENT GROUP INC
filed 2004-05-17
CIK 856569

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2004.

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

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practical date: As of May 12, 2004 there were 13,196,026 shares of Covalent Group, Inc. common stock outstanding, par value $.001 per share, excluding 152,932 shares in treasury.

COVALENT GROUP, INC.

PART I. FINANCIAL INFORMATION

ITEM 1. CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

Consolidated Balance Sheets

(Unaudited)

	March 31, 2004	December 31, 2003
Assets
Current Assets
Cash and cash equivalents	$2,485,989	$2,069,687
Restricted cash	893,384	604,185
Accounts receivable	8,857,037	5,872,137
Prepaid expenses and other	324,089	166,322
Prepaid taxes	589,519	1,074,771
Costs and estimated earnings in excess of related billings on uncompleted contracts	6,646,794	8,578,153

Total Current Assets	19,796,812	18,365,255

Property and Equipment, Net	1,552,423	1,805,331

Other Assets	21,665	21,665

Total Assets	$21,370,900	$20,192,251

Liabilities and Stockholders’ Equity
Current Liabilities
Accounts payable	$3,932,917	$3,545,039
Accrued expenses	1,699,491	263,664
Obligations under capital leases	21,925	24,268
Billings in excess of related costs and estimated earnings on uncompleted contracts	932,077	1,181,426
Customer advances	2,598,641	3,032,758

Total Current Liabilities	9,185,051	8,047,155

Long Term Liabilities
Obligations under capital leases	81,320	87,018
Other liabilities	668,965	698,050
Deferred income tax	18,310	18,310

Total Long Term Liabilities	768,595	803,378

Total Liabilities	9,953,646	8,850,533

Stockholders’ Equity
Common stock, $.001 par value 25,000,000 shares authorized, 13,242,133 and 13,235,483 shares issued and outstanding respectively	13,242	13,235
Additional paid-in capital	11,385,664	11,372,674
Retained earnings	317,023	289,918
Accumulated other comprehensive income	160,299	124,865

Less:	11,876,228	11,800,692
Treasury stock, at cost, 152,932 shares	(458,974)	(458,974)

Total Stockholders’ Equity	11,417,254	11,341,718

Total Liabilities and Stockholders’ Equity	$21,370,900	$20,192,251

See accompanying notes to the consolidated financial statements.

Covalent Group, Inc.

Consolidated Statements of Operations

(Unaudited)

	Three Months Ended March 31,
	2004	2003
Net revenue	$5,282,585	$6,387,062
Reimbursement revenue	1,640,133	1,015,196

Total Revenue	6,922,718	7,402,258

Operating Expenses
Direct	3,675,580	3,902,251
Reimbursement out-of-pocket expenses	1,640,133	1,015,196
Selling, general and administrative	1,323,460	1,474,355
Depreciation and amortization	253,880	203,461

Total Operating Expenses	6,893,053	6,595,263

Income from Operations	29,665	806,995

Interest Income	757	5,030
Interest Expense	(2,828)	(1,785)

Net Interest Income (Expense)	(2,071)	3,245

Income before Income Taxes	27,594	810,240

Income Tax Provision	489	328,147

Net Income	$27,105	$482,093

Net Income per Common Share

Basic	$0.00	$0.04
Diluted	$0.00	$0.04

Weighted Average Common and Common Equivalent Shares Outstanding
Basic	13,085,410	12,652,083
Diluted	13,229,007	13,021,025

See accompanying notes to the consolidated financial statements.

Covalent Group, Inc.

Consolidated Statements of Cash Flows

(Unaudited)

	Three Months Ended March 31,
	2004	2003
Operating Activities:

Net income	$27,105	$482,093
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	253,880	203,461
Changes in assets and liabilities;
Restricted cash	(289,199)	(185,906)
Accounts receivable	(2,984,900)	1,257,142
Prepaid expenses and other	(157,767)	(60,887)
Prepaid taxes	485,252	—
Costs and estimated earnings in excess of related billings on uncompleted contracts	1,931,359	651,408
Other assets	—	(8,077)
Accounts payable	387,878	(485,211)
Accrued expenses	1,435,827	(163,263)
Other liabilities	(29,085)	—
Income taxes payable	—	112,787
Billings in excess of related costs and estimated earnings on uncompleted contracts	(249,349)	(435,435)
Customer advances	(434,117)	(443,084)

Net Cash Provided by Operating Activities	376,884	925,028

Investing Activities:
Purchases of property and equipment	(972)	(343,822)

Net Cash Used In Investing Activities	(972)	(343,822)

Financing Activities:
Net repayments and borrowings under capital leases	(8,041)	(17,738)
Borrowings under line of credit	—	421,000
Proceeds from exercise of stock options	12,997	—

Net Cash Provided By Financing Activities	4,956	403,262

Effect of Exchange Rate Changes on Cash and Cash Equivalents	35,434	(169)

Net Increase In Cash and Cash Equivalents	416,302	984,299

Cash and Cash Equivalents, Beginning of Period	2,069,687	2,121,439

Cash and Cash Equivalents, End of Period	$2,485,989	$3,105,738

See accompanying notes to the consolidated financial statements.

Covalent Group, Inc.

Notes to Consolidated Financial Statements

(Unaudited)

1.	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES:

Basis of Presentation

The accompanying unaudited financial statements for the three months ended March 31, 2004 and March 31, 2003 have been prepared in accordance with accounting principles generally accepted in the United States of America (“generally accepted accounting principles”) for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (primarily consisting of normal recurring adjustments) considered necessary for a fair presentation have been included. Operating results for the three months ended March 31, 2004 may not necessarily be indicative of the results that may be expected for other quarters or for the year ending December 31, 2004. For further information, refer to the financial statements and footnotes thereto included in our Annual Report on Form 10-K for the year ended December 31, 2003.

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

Consolidation

The consolidated financial statements for the three months ended March 31, 2004 and 2003 include our accounts and the accounts of our wholly-owned subsidiaries. Intercompany transactions and balances have been eliminated in consolidation.

Restricted Cash

We received advance payments from one of our clients as part of a long-term contract, which included a separate restricted cash account to be utilized for payment of investigator fees. As of March 31, 2004 and December 31, 2003 this restricted cash amount was $893 thousand and $604 thousand, respectively. This amount is also included in customer advances in the accompanying balance sheets.

Accounts Receivable

Accounts receivable consists of customer billings pursuant to contractual terms related to work performed as of March 31, 2004. In general, amounts become billable upon the achievement of milestones or in accordance with predetermined payment schedules set forth in the contracts with our clients. A portion of the balance represents amounts billed subsequently to the balance sheet date. Accounts receivable included $6.6 million and $4.4 million billed to customers as of March 31, 2004 and December 31, 2003, respectively and $2.3 million and $1.5 million that was billable to clients pursuant to contractual terms and invoiced subsequent to March 31, 2004 and December 31, 2003, respectively.

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

As is customary in the industry, we exclude from revenue and expense in the Consolidated Statement of Operations fees paid to investigators and the associated reimbursement since we act as agent on behalf of our clients with regard to investigators. These investigator fees are not reflected in our Net Revenue, Reimbursement Revenue, Reimbursement Out-of-Pocket Expenses, and/or Direct Expenses. The amounts of these investigator fees were $1.2 million and $2.5 million for the three months ended March 31, 2004 and 2003, respectively.

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

The following table illustrates the effect on net income and earnings per share if the Company had applied the fair value recognition provisions of SFAS No. 123, “Accounting for Stock-Based Compensation” to stock-based employee compensation:

	Three Months Ended March 31,
	2004	2003
Net Income (Loss) - as reported	$27,105	$482,093
Deduct: Pro forma stock-based compensation expense determined under the fair value method, net of related tax effects	(52,561)	(96,009)

Pro forma Net Income (Loss)	$(25,456)	$386,084

Net Income (Loss) Per Share
Basic - as reported	$0.00	$0.04
Basic - pro forma	$(0.00)	$0.03

Diluted - as reported	$0.00	$0.04
Diluted - pro forma	$(0.00)	$0.03

Reclassifications

Certain prior year balances have been reclassified to conform to the current year presentation.

2.	RECENTLY ISSUED ACCOUNTING STANDARDS:

In January 2003, the FASB issued Financial Interpretation No. 46 (“FIN 46”), “Consolidation of Variable Interest Entities an Interpretation of ARB No. 51.” FIN 46 addresses consolidation by business enterprises of variable interest entities. In December 2003, the FASB then issued FIN 46(R), “Consolidation of Variable Interest Entities an Interpretation of ARB No. 51,” which replaced FIN 46. Application of FIN 46(R) is required in financial statements of public entities that have interests invariable interest entities or potential variable interest entities commonly referred to as special-purpose entities for periods ending after December 15, 2003. Application by public entities for all other types of entities is required in financial statements for periods ending after March 15, 2004. The Company has adopted both FIN 46 and FIN 46(R), and their adoption had no impact on the Company’s financial position or results of operations.

3.	EARNINGS PER SHARE

Earnings per share is calculated in accordance with SFAS No. 128, “Earnings Per Share.” Basic earnings per share is computed by dividing net income for the period by the weighted average number of common shares outstanding during the period. Diluted earnings per share is computed by dividing net income by the weighted average number of common shares plus the dilutive effect of outstanding stock options under the Company’s equity incentive plans. Stock options outstanding that are not included in the table below because of their anti-dilutive effect for the three months ended March 31, 2004 and 2003 were 763,200 and 1,634,425, respectively.

The net income and weighted average common and common equivalent shares outstanding for purposes of calculating net income per common share were computed as follows:

	Three Months Ended March 31,
	2004	2003
Net Income	$27,105	$482,093

Weighted average number of common shares outstanding used in computuing basic earnings per share	13,085,410	12,652,083
Dilutive effect of stock options outstanding	143,597	368,942
Weighted average shares used in computing diluted earnings per share	13,229,007	13,021,025

Basic earnings per share	$0.00	$0.04
Diluted earnings per share	$0.00	$0.04

4.	STOCK-BASED COMPENSATION

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

For purposes of determining the pro forma amounts in Note 1, the fair value of each option grant is estimated on the date of grant using the Black-Scholes option pricing model with the following assumptions:

	Three Months Ended March 31,
	2004	2003
Risk - free interest rate	2.85% - 3.35%	2.92% - 3.04%
Expected dividend yield	—	—
Expected life	5 years	5 years
Expected volatility	56%	54%

Based upon the above assumptions, the weighted average fair value of the stock options granted for the three months ended March 31, 2004 and 2003 was $1.30 and $1.05, respectively. Because additional option grants are expected to be made, the above pro forma disclosures are not representative of pro forma effects on reported net income for future periods.

5.	COMPREHENSIVE INCOME

A reconciliation of comprehensive income in accordance with Statement of Financial Accounting Standards No. 130 “Reporting Comprehensive Income” is as follows:

	Three Months Ended March 31,
	2004	2003
Net Income	$27,105	$482,093

Foreign currency translation adjustment	35,434	(169)

Comprehensive Income	$62,539	$481,924

6.	SEGMENT INFORMATION

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

The following table summarizes the distribution of net revenue and contracts with significant clients:

	Three Months Ended March 31, 2004		Three Months Ended March 31, 2003
	Percentage of Revenues	Number of Contracts	Percentage of Revenues	Number of Contracts
Client A	25%	3
Client B	18%	6	27%	3
Client C	13%	2
Client D	12%	1	47%	7

Total	68%	12	74%	10

The following table summarizes the distribution of net revenues from external clients by geographical area:

	2004			2003
	United States	Europe	Total	United States	Europe	Total
Net revenue from external clients	$4,756,044	$526,541	$5,282,585	$6,150,940	$236,122	$6,387,062

7.	LINE OF CREDIT

We maintain a demand line of credit with a bank under which maximum borrowings are the lesser of $2.5 million or 75% of eligible accounts receivable, as defined in the loan agreement, and bear interest at the LIBOR Market Index Rate plus 2.65%. As of March 31, 2004 and December 31, 2003 there were no borrowings under the line of credit. The line of credit expires on June 30, 2004 and is expected to be renewed or replaced. The timing and terms have not yet been determined. Borrowings under the line of credit are secured by substantially all of our assets. Our agreement with the bank provides that we maintain a minimum tangible net worth of $10.75 million and a ratio of total liabilities to tangible net worth of not more than 1.25 to 1.00. As of March 31, 2004, we were in compliance with these covenants.

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

Cash paid for income taxes for three months ended March 31, 2004 and 2003 was approximately $8 thousand and $215 thousand, respectively. Cash paid for interest for the three months ended March 31, 2004 and 2003 was approximately $3 thousand and $2 thousand, respectively. We did not enter into any capital lease obligations during the three months ended March 31, 2004, compared to capital lease obligations of $139 thousand originated during the three months ended March 31, 2003. We did not acquire any property and equipment through lease incentives during the three months ended March 31, 2004 compared to $814 thousand during the three moths ended March 31, 2003.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Forward Looking Statements

When used in this Report on Form 10-Q and in other public statements, both oral and written, by the Company and Company officers, the words “estimate,” “project,” “expect,” “intend,” “believe,” “anticipate” and similar expressions are intended to identify forward-looking statements regarding events and trends that may affect our future operating results and financial position. Such statements are subject to risks and uncertainties that could cause our actual results and financial position to differ materially. Such factors include, among others: (i) our success in attracting new business and retaining existing clients and projects; (ii) the size, duration and timing of clinical trials; (iii) the termination, delay or cancellation of clinical trials; (iv) the timing difference between our receipt of contract milestone or scheduled payments and our incurring costs to manage these trials; (v) outsourcing trends in the pharmaceutical, biotechnology and medical device industries; (vi) the ability to maintain profit margins in a competitive marketplace; (vii) our ability to attract and retain qualified personnel; (viii) the sensitivity of our business to general economic conditions; and (ix) other economic, competitive, governmental and technological factors affecting our operations, markets, products, services and prices. We undertake no obligation to publicly release the result of any revision of these forward-looking statements to reflect events or circumstances after the date they are made or to reflect the occurrence of unanticipated events. Please refer to the section entitled “Risk Factors that Might Affect our Business or Stock Price” beginning on page 11 on our annual report on Form 10-K for a more complete discussion of factors which could cause our actual results and financial position to change.

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

Our clients consist of many of the largest companies in the pharmaceutical, biotechnology and medical device industries. From protocol design and clinical program development, to proven patient recruitment, to managing the regulatory approval process, we have the resources to directly implement or manage Phase I through Phase IV clinical trials and to deliver clinical programs on time and within budget. We have clinical trial experience across a wide variety of therapeutic areas, such as cardiovascular, endocrinology/metabolism, diabetes, neurology, oncology, immunology, vaccines, infectious diseases, gastroenterology, dermatology, hepatology, womens’ health and respiratory medicine. We have the capacity and expertise to conduct clinical trials on a global basis. As of March 31, 2004, we were managing studies in 22 countries, including the United States, Canada, Western and Eastern Europe, the Middle East, South Africa, Australia and Scandinavia.

General

The information set forth and discussed below for the three months ended March 31, 2004 and 2003 is derived from the financial statements included elsewhere herein. The financial information set forth and discussed below is unaudited but, in the opinion of management, reflects all adjustments (primarily consisting of normal recurring adjustments) necessary for a fair presentation of such information. The results of our operations for a particular quarter may not be indicative of results expected during the other quarters or for the entire year.

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

Our backlog was approximately $11 million as of March 31, 2004 as compared to approximately $19 million as of March 31, 2003. Our backlog consists of anticipated net revenue from signed contracts, letters of intent and certain verbal commitments that either have not started but are anticipated to begin in the near future or are in process and have not yet been completed. Many of our studies and projects are performed over an extended period of time, which may be several years. Amounts included in backlog have not yet been recognized as net revenue in our Consolidated Statements of Operations. Once contracted work begins, net revenue is recognized over the life of the contract on a proportional performance basis. The recognition of net revenue and contract terminations, if any, reduces our backlog while the awarding of new business increases our backlog. For the three months ended March 31, 2004, we obtained approximately $4.8 million of new business awards as compared to approximately $5.7 million for the three months ended March 31, 2003.

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

Percentage of Net Revenue, Excluding Reimbursable Out-of-Pocket Expenses

	Three Months Ended March 31,
	2004	2003
Net revenue	100.0%	100.0%
Operating Expenses
Direct	69.6%	61.1%
Selling, general and administrative	25.0%	23.1%
Depreciation	4.8%	3.2%
Income from Operations	0.6%	12.6%
Net Income	0.5%	7.5%

Contractual Obligations and Commitments

We did not enter into any capital lease obligations during the three months ended March 31, 2004, compared to capital lease obligations of $139 thousand originated during the three months ended March 31, 2003. These leases were recorded as assets and in general were for peripheral office equipment. We are committed under a number of non-cancelable operating leases, primarily related to office space and other office equipment.

Below is a summary of our future payment commitments by year under contractual obligations as of March 31, 2004. Actual amounts paid under these agreements could be higher or lower than the amounts shown below as a result of changes in volume and other variables:

	2004	2005	2006	2007	2008	Thereafter	Total
Obligations under capital leases	$24,268	$23,709	$26,314	$29,204	$7,791	$—	$111,286
Operating Leases	961,777	960,171	921,018	937,259	952,728	1,956,495	6,689,448

Employment agreements	403,000	325,000	81,250	—	—	—	809,250
Service agreements	8,926,000	—	—	—	—	—	8,926,000

Total	$10,315,045	$1,308,880	$1,028,582	$966,463	$960,519	$1,956,495	$16,535,984

In 2004, we anticipate capital expenditures of approximately $50 thousand - $100 thousand for leasehold improvements, software applications, workstations, personal computer equipment and related assets. A significant portion of our service agreement commitments, which are primarily comprised of investigator payments, are expected to be reimbursed under agreements with clients. There has been no material changes to the above data since December 31, 2003.

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

As is customary in the industry, we exclude from revenue and expense in the Consolidated Statement of Operations fees paid to investigators and the associated reimbursement since we act as agent on behalf of our clients with regard to investigators. These investigator fees are not reflected in our Net Revenue, Reimbursement Revenue, Reimbursement Out-of-Pocket Expenses, and/or Direct Expenses. The amounts of these investigator fees were $1.2 million and $2.5 million for the three months ended March 31, 2004 and 2003, respectively.

Concentration of Credit Risk

Our accounts receivable and costs and estimated earnings in excess of related billings on uncompleted contracts are concentrated with a small number of companies within the pharmaceutical, biotechnology and medical device industries. The significant majority of this exposure is to large, well established firms. Credit losses have historically been minimal. As of March 31, 2004, the total of accounts receivable and costs and estimated earnings in excess of related billings on uncompleted contracts was $15.5 million. Of this amount, the exposure to our three largest clients was 61% of the total, with the three largest clients representing 27%, 19%, and 15% of total exposure, respectively. As of March 31, 2003, the total of accounts receivable and costs and estimated earnings in excess of related billings on uncompleted contracts was $14.5 million. Of this amount, the exposure to our three largest clients was 92% of the total, with the three largest clients representing 45%, 37%, and 10% of total exposure, respectively.

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

Three Months Ended March 31, 2004 Compared With Three Months Ended March 31, 2003

Net revenue for the three months ended March 31, 2004 decreased 17% to $5.3 million as compared to $6.4 million for the three months ended March 31, 2003. The decrease of $1.1 million reflects a lower than anticipated level of new business awards as well as several projects winding down as they enter the later stages of their development schedules. Also reducing revenues were increases to the estimated costs to complete on several projects. New business awards and changes of scope for the three months ended March 31, 2004 were $4.8 million as compared to $5.7 million for the three months ended March 31, 2003. For the three months ended March 31, 2004, net revenue from our three largest clients amounted to 56% of our net revenue, with the three largest clients representing 25%, 18%, and 13% of net revenue, respectively. For the three months ended March 31, 2003, net revenue from our three largest clients amounted to 79% of our net revenue, with the three largest clients representing 47%, 27%, and 15% of net revenue, respectively.

Reimbursement revenue consisted of reimbursable out-of-pocket expenses incurred on behalf of our clients. Reimbursements are made at cost, without mark-up or profit, and therefore have no impact on net income.

Direct expenses included compensation and other expenses directly related to conducting clinical studies. These costs decreased by $227 thousand to $3.7 million for the three months ended March 31, 2004 from $3.9 million for the three months ended March 31, 2003. The decrease in direct expenses resulted principally from a decline in personnel costs associated with lower project requirements and other cost control initiatives. Direct expenses as a percentage of net revenue were 70% for the three months ended March 31, 2004 as compared to 61% for the three months ended March 31, 2003. The increase in the ratio was principally due to the lower level of net revenue reported for the quarter.

Selling, general, and administrative expenses included the salaries, wages and benefits of all administrative, financial and business development personnel and all other support expenses not directly related to specific contracts. Selling, general and administrative expenses for the three months ended March 31, 2004 were $1.3 million, or 25% of net revenue, as compared to $1.5 million, or 23% of net revenue, for the three months ended March 31, 2003. The decrease of $151 thousand resulted principally from a decline in personnel costs and other cost control initiatives. The increase in the ratio was principally due to the lower level of net revenue reported for the quarter.

Depreciation and amortization expense increased to $254 thousand for the three months ended March 31, 2004 from $203 thousand for the three months ended March 31, 2003, primarily as a result of additional purchases of office and computer equipment.

Income from operations decreased by $777 thousand to $30 thousand primarily for the reasons noted in the preceding paragraphs.

Net interest expense for the three months ended March 31, 2004 was $2 thousand compared to net interest income of $3 thousand for the three months ended March 31, 2003.

The effective income tax rate for the three months ended March 31, 2004 and 2003 was 2% and 41%, respectively. The decrease of 39% is largely the result of the ability to utilize carryforwards available as the result of prior losses generated outside the United States.

Net income for the three months ended March 31, 2004 decreased 94% to $27 thousand, or $0.00 per diluted share, as compared to $482 thousand, or $0.04 per diluted share for the three months ended March 31, 2003, primarily for the reasons noted above.

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

Net revenue is recognized on a proportional performance basis. We typically receive a low volume of large-dollar receipts. As a result, the number of days net revenue outstanding in accounts receivable, costs and estimated earnings in excess of related billings, customer advances, and billings in excess of related costs will fluctuate due to the timing and size of billings and cash receipts. At March 31, 2004, the net days revenue outstanding was 206 days compared to 188 days at December 31, 2003. Compared to December 31, 2003, accounts receivable increased $3.0 million to $8.9 million at March 31, 2004, primarily due to the timing of billings and progress payments for clinical trials. Of the accounts receivable balance at March 31, 2004, less than 5% of the total was over 60 days past invoice date.

Compared to December 31, 2003, costs and estimated earnings in excess of related billings on uncompleted contracts decreased $2.0 million to $6.7 million at March 31, 2004. The decrease primarily represents timing differences between the net revenue recognized on the trials being managed and the billing milestones or payment schedules contained in the contracts with our clients. The balance at March 31, 2004 primarily consisted of 4 clinical trials, which individually constituted 40%, 24%, 9% and 8% of the balance. These clinical trials are expected to be completed during 2004. The decrease in the liability account billings in excess of related costs and estimated earnings on uncompleted contracts of $249 thousand to $932 thousand as of March 31, 2004 from $1.2 million as of December 31, 2003, resulted from continued progress on several contracts with billing schedules weighted toward the earlier phases of the study. The decrease in customer advances of $434 thousand to $2.6 million as of March 31, 2004 from $3.0 million as of December 31, 2003, resulted primarily from the net utilization of customer advances for investigator payments.

Our net cash provided by operating activities was $377 thousand for the three months ended March 31, 2004, compared with net cash provided by operating activities of $925 thousand for the three months ended March 31, 2003. Net cash used by investing activities, consisting principally of purchases of property, equipment and leasehold improvements, was $1 thousand for the three months ended March 31, 2004, compared with net cash used by investing activities of $344 thousand for the three months ended March 31, 2003. The difference was related to a significant decrease in the amount of capital expenditures needed to sustain operations. Net cash provided by financing activities was $5 thousand for the three months ended March 31, 2004, compared with net cash provided by financing activities of $403 thousand for the three months ended March 31, 2003. The difference was related to having no borrowings under the line of credit.

As a result of these cash flows, our cash and cash equivalents balance at March 31, 2004 was $2.5 million as compared to $2.1 million at December 31, 2003.

We maintain a demand line of credit with a bank under which maximum borrowings are the lesser of $2.5 million or 75% of eligible accounts receivable, as defined in the loan agreement, and bear interest at the LIBOR Market Index Rate plus 2.65%. As of March 31, 2004 and December 31, 2003 there were no borrowings under the line of credit. The line of credit expires on June 30, 2004 and is expected to be renewed or replaced. The timing and terms have not yet been determined. Borrowings under the line of credit are secured by substantially all of our assets. Our agreement with the bank provides that we maintain a minimum tangible net worth of $10.75 million and a ratio of total liabilities to tangible net worth of not more than 1.25 to 1.00. As of March 31, 2004, we were in compliance with these covenants.

We purchased equipment of $1 thousand during the three months ended March 31, 2004. We anticipate capital expenditures of approximately $50 - $100 thousand during the remainder of 2004, primarily for leasehold improvements, software applications, workstations, personal computer equipment and related assets.

Recently Issued Accounting Standards

In January 2003, the FASB issued Financial Interpretation No. 46 (“FIN 46”), “Consolidation of Variable Interest Entities an Interpretation of ARB No. 51.” FIN 46 addresses consolidation by business enterprises of variable interest entities. In December 2003, the FASB then issued FIN 46(R), “Consolidation of Variable Interest Entities an Interpretation of ARB No. 51,” which replaced FIN 46. Application of FIN 46(R) is required in financial statements of public entities that have interests invariable interest entities or potential variable interest entities commonly referred to as special-purpose entities for periods ending after December 15, 2003. Application by public entities for all other types of entities is required in financial statements for periods ending after March 15, 2004. The Company has adopted both FIN 46 and FIN 46(R), and their adoption had no impact on the Company’s financial position or results of operations.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK

Market Risk

The fair value of cash and cash equivalents, restricted cash, accounts receivable, costs and estimated earnings in excess of related billings on uncompleted contracts, accounts payable, accrued expenses and billings in excess of related costs and estimated earnings on uncompleted contracts are not materially different than their carrying amounts as reported at March 31, 2004 and March 31, 2003.

As of March 31, 2004, the Company was not a counterparty to any forward foreign exchange contracts or any other transaction involving a derivative financial instrument.

Foreign Currency Exchange Risk

The Company is exposed to foreign currency exchange risk through its international operations. For the three months ended March 31, 2004, approximately 10% of our net revenues were derived from contracts denominated in other than U.S. Dollars. Our financial statements are denominated in U.S. Dollars. As a result, factors associated with international operations, including changes in foreign currency exchange rates, could affect our results of operations and financial condition. Contracts entered into in the United States are denominated in U.S. Dollars. Contracts entered into by our international subsidiary are generally denominated in pounds sterling, Euros or U.S. Dollars. To date, we have not engaged in any derivative or contractual hedging activities related to our foreign exchange exposures. We believe that these exposures are limited by virtue of their small size relative to our operations as well as the partial natural hedge afforded by our local currency expenditures to service these local currency contracts.

Assets and liabilities of the Company’s international operations are translated into U.S. Dollars at exchange rates in effect on the balance sheet date. Revenue and expense items are translated at average exchange rates in effect during the quarter. Gains or losses from translating foreign currency financial statements are recorded in other comprehensive income. The cumulative translation adjustment included in other comprehensive income for the three months ended March 31, 2004 and March 31, 2003 was $35 thousand and ($0.2) thousand, respectively.

Inflation

We believe that the effects of inflation generally do not have a material adverse impact on our operations or financial condition.

ITEM 4. CONTROLS AND PROCEDURES

(a)	An evaluation was performed under the supervision and with the participation of the Company’s management, including its Chief Executive Officer, and Principal Accounting Officer, of the effectiveness of the Company’s disclosure controls and procedures, as such term is defined under Rule 13a-15(e) promulgated under the Securities Exchange Act of 1934, as amended (the “Exchange Act”) as of March 31, 2004. Based upon that evaluation, the Company’s management, including the Chief Executive Officer and Principal Accounting Officer, concluded that the Company’s disclosure controls and procedures are effective to ensure that information required to be disclosed by the Company in reports that it files or submits under the Exchange Act, is recorded, processed, summarized and reported as specified in the Securities and Exchange Commission rules and forms.

(b)	There were no significant changes in the Company’s internal control over financial reporting that occurred during the Company’s most recent fiscal quarter that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II. OTHER INFORMATION

ITEM 5. OTHER INFORMATION

Director Nominations.

In April 2004, the Company’s Board of Directors (the “Board”) adopted nominating principles for the director nomination process. These guidelines provide that the Board will evaluate candidates for directors proposed by members of the Board, senior management, and the Company’s stockholders and may consider candidates recommended by other parties. In evaluating candidates for Board nomination, the Board will review the range of skills, qualifications, and expertise which in the Board’s view should be represented on the Board as well as the eligibility criteria for individual Board and committee membership. In addition, the Board may consider, among other things, a candidate’s independence, education, experience, financial literacy, and technical background during the evaluation process. The nominating principles also require that nominees recommended by stockholders in accordance with the provisions of the Company’s By-Laws (as described in the Company’s proxy statement in connection with the 2004 annual meeting to be held on June 16, 2004) will receive the same consideration as received by candidates identified by the Board through other means. All shareholder recommended nominees will be forwarded by the Company to the Board. The Company’s By-Laws specify that stockholder nominations to comply with certain conditions and information requirements, and should be sent to the Corporate Secretary, Covalent Group, Inc., One Glenhardie Corporate Center, Suite 100, 1275 Drummers Lane, Wayne, PA 19087.

Other Information.

As permitted by SEC Rule 10b5-1, certain of the Company’s directors and executive officers have set up predefined stock trading programs with their brokers to sell shares of the Company’s common stock. Rule 10b5-1 permits corporate insiders to create written plans to buy or sell their company’s stock when the insider does not possess material non-public information and continue to buy or sell the shares on a pre-determined basis regardless of any subsequent information the individual receives. These type of plans allow prudent and gradual diversification over time, as most financial advisors recommend. The Company’s directors and executive officers may also trade shares of common stock outside of the stock trading programs set up under Rule 10b5-1 subject to compliance with the Company’s insider trading policy.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

(a)	Exhibits

31.1	Certification of Chief Executive Officer required by Rule 13a-14(a) or Rule 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Principal Accounting Officer required by Rule 13a-14(a) or Rule 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification pursuant to 18 U.S.C. § 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification pursuant to 18 U.S.C. § 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

(b)	Form 8-K

A Current Report on Form 8-K was furnished on March 12, 2004 announcing the Company’s financial results for the fourth quarter and year ended December 31, 2003.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

COVALENT GROUP, INC.

Dated: May 14, 2004	By:	/s/ Kenneth M. Borow, M.D.
Kenneth M. Borow, M.D.
President and Chief Executive Officer

Dated: May 14, 2004	By:	/s/ Daniel W. Hood
Daniel W. Hood
Principal Accounting Officer