Form 10-Q
period 2004-06-30
COVALENT GROUP INC
filed 2004-08-16
CIK 856569

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2004.

☐	TRANSITION REPORT PURSUANT TO 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

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

Indicate by check mark whether the registrant is an accelerated filer (as defined in rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒.

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practical date: As of August 1, 2004 there were 13,323,669 shares of Covalent Group, Inc. common stock outstanding, par value $.001 per share, excluding 152,932 shares in treasury.

COVALENT GROUP, INC.

PART I. FINANCIAL INFORMATION

ITEM 1.	CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

Covalent Group, Inc.

Consolidated Balance Sheets

(Unaudited)

	June 30, 2004	December 31, 2003
Assets
Current Assets
Cash and cash equivalents	$4,226,406	$2,069,687
Restricted cash	882,683	604,185
Accounts receivable, net of allowance for doubtful accounts $406,150 and $0, respectively	5,361,018	5,872,137
Prepaid expenses and other	281,866	166,322
Prepaid taxes	1,345,714	1,074,771
Costs and estimated earnings in excess of related billings on uncompleted contracts	5,263,757	8,578,153

Total Current Assets	17,361,444	18,365,255

Property and Equipment, Net	1,453,507	1,805,331
Other Assets	21,665	21,665

Total Assets	$18,836,616	$20,192,251

Liabilities and Stockholders’ Equity
Current Liabilities
Accounts payable	$4,020,683	$3,545,039
Accrued expenses	370,374	263,664
Obligations under capital leases	22,504	24,268
Billings in excess of related costs and estimated earnings on uncompleted contracts	1,137,150	1,181,426
Customer advances	1,995,961	3,032,758

Total Current Liabilities	7,546,672	8,047,155

Long Term Liabilities
Obligations under capital leases	75,472	87,018
Other liabilities	639,880	698,050
Deferred income tax	18,310	18,310

Total Long Term Liabilities	733,662	803,378

Total Liabilities	8,280,334	8,850,533

Stockholders’ Equity
Common stock, $.001 par value 25,000,000 shares authorized, 13,476,601 and 13,235,483 shares issued respectively	13,476	13,235
Additional paid-in capital	11,980,262	11,372,674
Retained earnings (Deficit)	(1,129,707)	289,918
Accumulated other comprehensive income	151,225	124,865

Less:	11,015,256	11,800,692
Treasury stock, at cost, 152,932 shares	(458,974)	(458,974)

Total Stockholders’ Equity	10,556,282	11,341,718

Total Liabilities and Stockholders’ Equity	$18,836,616	$20,192,251

See accompanying notes to the consolidated financial statements.

Covalent Group, Inc.

Consolidated Statements of Operations

(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2004	2003	2004	2003
Net revenue	$3,778,774	$5,732,295	$9,061,359	$12,119,357
Reimbursement revenue	2,618,378	933,637	4,258,511	1,948,833

Total Revenue	$6,397,152	$6,665,932	$13,319,870	$14,068,190

Operating Expenses
Direct	4,002,847	3,870,719	7,678,427	7,772,970
Reimbursement out-of-pocket expenses	2,618,378	933,637	4,258,511	1,948,833
Selling, general and administrative	1,547,032	1,519,921	2,870,492	2,994,276
Depreciation and amortization	180,095	231,163	433,975	434,624

Total Operating Expenses	8,348,352	6,555,440	15,241,405	13,150,703

Income (Loss) from Operations	(1,951,200)	110,492	(1,921,535)	917,487
Interest Income	926	6,470	1,683	11,500
Interest Expense	(2,656)	(3,063)	(5,484)	(4,848)

Net Interest Income (Expense)	(1,730)	3,407	(3,801)	6,652

Income (Loss) before Income Taxes	(1,952,930)	113,899	(1,925,336)	924,139

Income Tax Provision (Benefit)	(506,200)	43,000	(505,711)	371,147

Net Income (Loss)	$(1,446,730)	$70,899	$(1,419,625)	$552,992

Net Income (Loss) per Common Share

Basic:	$(0.11)	$0.01	$(0.11)	$0.04
Diluted:	$(0.11)	$0.01	$(0.11)	$0.04

Weighted Average Common and Common Equivalent Shares Outstanding
Basic:	13,213,297	12,655,851	13,147,924	12,653,977
Diluted:	13,213,297	13,060,766	13,147,924	13,040,137

See accompanying notes to the consolidated financial statements.

Covalent Group, Inc.

Consolidated Statements of Cash Flows

(Unaudited)

	Six Months Ended June 30,
	2004	2003
Operating Activities:
Net income (loss)	$(1,419,625)	$552,992
Adjustments to reconcile net income (loss) to net cash provided (used) by operating activities:
Depreciation and amortization	433,975	434,624
Changes in assets and liabilities;
Restricted cash	(278,498)	(188,197)
Accounts receivable	511,119	1,241,462
Prepaid expenses and other	(115,544)	(463,904)
Prepaid taxes	(270,943)	—
Costs and estimated earnings in excess of related billings on uncompleted contracts	3,314,396	1,858,916
Other assets	—	(4,323)
Accounts payable	475,644	733,772
Accrued expenses	106,710	(231,919)
Other liabilities	(58,170)	—
Income taxes payable	—	(111,646)
Billings in excess of related costs and estimated earnings on uncompleted contracts	(44,276)	(830,563)
Customer advances	(1,036,797)	(244,927)

Net Cash Provided by Operating Activities	1,617,991	2,746,287

Investing Activities:
Purchases of property and equipment	(82,151)	(546,476)

Net Cash Used In Investing Activities	(82,151)	(546,476)

Financing Activities:
Net repayments and borrowings under capital leases	(13,310)	(36,301)
Proceeds from exercise of stock options	607,829	25,042

Net Cash Provided By (Used) In Financing Activities	594,519	(11,259)

Effect of Exchange Rate Changes on Cash and Cash Equivalents	26,360	26,653
Net Increase In Cash and Cash Equivalents	2,156,719	2,215,205
Cash and Cash Equivalents, Beginning of Period	2,069,687	2,121,439

Cash and Cash Equivalents, End of Period	$4,226,406	$4,336,644

See accompanying notes to the consolidated financial statements.

Covalent Group, Inc.

Notes to Consolidated Financial Statements

(Unaudited)

1.	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES:

Basis of Presentation

The accompanying unaudited financial statements for the three and six months ended June 30, 2004 and June 30, 2003 have been prepared in accordance with accounting principles generally accepted in the United States of America (“generally accepted accounting principles”) for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (primarily consisting of normal recurring adjustments) considered necessary for a fair presentation have been included. Operating results for the three and six months ended June 30, 2004 may not necessarily be indicative of the results that may be expected for other quarters or for the year ending December 31, 2004. For further information, refer to the financial statements and footnotes thereto included in our Annual Report on Form 10-K for the year ended December 31, 2003.

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

Consolidation

The consolidated financial statements as of June 30, 2004 and December 31, 2003 and for the three and six months ended June 30, 2004 and 2003 include our accounts and the accounts of our wholly-owned subsidiaries. Intercompany transactions and balances have been eliminated in consolidation.

Restricted Cash

We received advance payments from one of our clients as part of a long-term contract, which included a separate restricted cash account to be utilized for payment of investigator fees. As of June 30, 2004 and December 31, 2003, this restricted cash amount was $883 thousand and $604 thousand, respectively. This amount is also included in customer advances in the accompanying balance sheets.

Accounts Receivable

Accounts receivable, net of an allowance for doubtful accounts, consists of customer billings pursuant to contractual terms related to work performed as of June 30, 2004. In general, amounts become billable upon the achievement of milestones or in accordance with predetermined payment schedules set forth in the contracts with our clients. A portion of the balance represents amounts billed subsequently to the balance sheet date. Accounts receivable included $3.9 million and $4.4 million billed to customers as of June 30, 2004 and December 31, 2003, respectively, and $1.5 million and $1.5 million that was billable to clients pursuant to contractual terms and invoiced subsequent to June 30, 2004 and December 31, 2003, respectively.

Our accounts receivable and costs and estimated earnings in excess of related billings on uncompleted contracts are concentrated with a small number of companies within the pharmaceutical, biotechnology and medical device industries. The significant majority of this exposure is to large, well established firms. Credit losses have historically been minimal. As of June 30, 2004, the total of accounts receivable and costs and estimated earnings in excess of related billings on uncompleted contracts was $10.6 million. Of this amount, the exposure to our three largest clients was 66% of the total, with the three largest clients representing 36%, 21%, and 9% of total exposure, respectively. As of June 30, 2003, the total of accounts receivable and costs and estimated earnings in excess of related billings on uncompleted contracts was $13.5 million. Of this amount, the exposure to our three largest clients was 82% of the total, with the three largest clients representing 45%, 29%, and 8% of total exposure, respectively.

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

As is customary in the industry, we exclude from revenue and expense in the Consolidated Statement of Operations fees paid to investigators and the associated reimbursement since we act as an agent on behalf of our clients with regard to investigators. These investigator fees are not reflected in our Net Revenue, Reimbursement Revenue, Reimbursement Out-of-Pocket Expenses, and/or Direct Expenses. The amounts of these investigator fees were $1.6 million and $2.7 million for the three and six months ended June 30, 2004, respectively. For the three and six months ended June 30, 2003, investigator fees were $3.5 million and $5.8 million, respectively.

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

The following table illustrates the effect on net income and earnings per share if the Company had applied the fair value recognition provisions of SFAS No. 123, “Accounting for Stock-Based Compensation” to stock-based employee compensation:

	Three Months Ended June 30,		Six Months Ended June 30,
	2004	2003	2004	2003
Net Income (Loss) - as reported	$(1,446,730)	$70,899	$(1,419,625)	$552,992
Deduct: Pro forma stock-based compensation expense determined under the fair value method, net of related tax effect	(51,256)	(133,017)	(103,817)	(233,060)

Pro forma Net Income (Loss)	$(1,497,986)	$(62,118)	$(1,523,442)	$319,932

Net Income (Loss) Per Share
Basic - as reported	$(0.11)	$0.01	$(0.11)	$0.04
Basic - pro forma	$(0.11)	$—	$(0.12)	$0.03

Diluted - as reported	$(0.11)	$0.01	$(0.11)	$0.04
Diluted - pro forma	$(0.11)	$—	$(0.12)	$0.02

Reclassifications

Certain prior year balances have been reclassified to conform to the current year presentation.

2.	RECENTLY ISSUED ACCOUNTING STANDARDS:

In January 2003, the FASB issued Financial Interpretation No. 46 (“FIN 46”), “Consolidation of Variable Interest Entities an Interpretation of ARB No. 51.” FIN 46 addresses consolidation by business enterprises of variable interest entities. In December 2003, the FASB then issued FIN 46(R), “Consolidation of Variable Interest Entities an Interpretation of ARB No. 51,” which replaced FIN 46. Application of FIN

46(R) is required in financial statements of public entities that have interests in variable interest entities or potential variable interest entities commonly referred to as special-purpose entities for periods ending after December 15, 2003. Application by public entities for all other types of entities is required in financial statements for periods ending after March 15, 2004. The Company has adopted both FIN 46 and FIN 46(R), and their adoption had no impact on the Company’s financial position or results of operations.

In March 2004, the FASB issued a proposed SFAS – “Share-based Payment: an Amendment of FASB Statements No. 123 and 95.” The proposed standard would require companies to expense share-based payments to employees, including stock options, based on the fair value of the award at the grant date. The proposed statement would eliminate the intrinsic value method of accounting for stock options permitted by APB (Accounting Principles Board) No. 25, “Accounting for Stock Issued to Employees,” which we currently follow. We will continue to monitor the actions of the FASB and assess the impact, if any, on our consolidated financial statements.

3.	EARNINGS PER SHARE

Earnings per share is calculated in accordance with SFAS No. 128, “Earnings Per Share.” Basic earnings per share is computed by dividing net income for the period by the weighted average number of common shares outstanding during the period. Diluted earnings per share is computed by dividing net income by the weighted average number of common shares plus the dilutive effect of outstanding stock options under the Company’s equity incentive plans. Stock options outstanding that are not included in the table below because of their anti-dilutive effect for the three and six months ended June 30, 2004 were 600,500 and 600,900, respectively. Stock options outstanding that are not included in the table below because of their anti-dilutive effect for the three and six months ended June 30, 2003 were 1,554,425 and 1,598,675, respectively.

The net income and weighted average common and common equivalent shares outstanding for purposes of calculating net income per common share were computed as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2004	2003	2004	2003
Net Income (Loss)	$(1,446,730)	$70,899	$(1,419,625)	$552,992

Weighted average number of common shares outstanding used in computing basic earnings per share	13,213,297	12,655,851	13,147,924	12,653,977
Dilutive effect of stock options outstanding	—	404,915	—	386,160
Weighted average shares used in computing diluted earnings per share	13,213,297	13,060,766	13,147,924	13,040,137

Basic earnings (loss) per share	$(0.11)	$0.01	$(0.11)	$0.04
Diluted earnings (loss) per share	$(0.11)	$0.01	$(0.11)	$0.04

4.	STOCK-BASED COMPENSATION

The Company has adopted equity incentive plans that provide for the granting of stock options to employees, directors, advisors and consultants. We account for grants of options to employees and directors under these plans applying the intrinsic value method provided for in APB Opinion No. 25, “Accounting for Stock Issued to Employees” and related interpretations. No stock-based compensation expense is reflected in net income as all options granted under the plans had an exercise price equal to the market value of the underlying common stock on the date of the grant. In addition to APB Opinion No. 25, we provide the disclosures required by SFAS No. 123, “Accounting for Stock-Based Compensation” and by SFAS No. 148 “Accounting for Stock-Based Compensation – Transition and Disclosure.” See Note 1 for disclosure of Pro Forma Net Income and Net Income Per Share.

For purposes of determining the pro forma amounts in Note 1, the fair value of each option grant is estimated on the date of grant using the Black-Scholes option pricing model with the following assumptions:

	Three Months Ended June 30,		Six Months Ended June 30,
	2004	2003	2004	2003
Risk-free interest rate	3.58% - 3.91%	2.11% - 2.86%	2.85% - 3.91%	2.11% - 3.04%
Expected dividend yield	—	—	—	—
Expected life	5 years	5 years	5 years	5 years
Expected volatility	47%	51%	47%	51%

Based upon the above assumptions, the weighted average fair value of the stock options granted for the three and six months ended June 30, 2004 was $1.75 and $1.17, respectively. For the three and six months ended June 30, 2003 the weighted average fair value of the stock options granted was $1.04 and $1.07, respectively. Because additional option grants are expected to be made, the above pro forma disclosures are not representative of pro forma effects on reported net income for future periods.

5.	COMPREHENSIVE INCOME

A reconciliation of comprehensive income in accordance with SFAS No. 130, “Reporting Comprehensive Income” is as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2004	2003	2004	2003
Net Income (Loss)	$(1,446,730)	$70,899	$(1,419,625)	$552,992
Foreign currency translation adjustment	(9,074)	26,822	26,360	26,653

Comprehensive Income (Loss)	$(1,455,804)	$97,721	$(1,393,265)	$579,645

6.	SEGMENT INFORMATION

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

The following table summarizes the distribution of net revenue and contracts with significant clients:

	Three Months Ended June 30,				Six Months Ended June 30,
	2004		2003		2004		2003
	% of Revenues	Number of Contracts	% of Revenues	Number of Contracts	% of Revenues	Number of Contracts	% of Revenues	Number of Contracts
Client A	31%	3			28%	3
Client B	17%	1	25%	3	14%	1	26%	3
Client C	17%	1	11%	1	8%	1	5%	1
Client D	11%	1			7%	1
Client E	9%	1	2%	1	11%	2	3%	2
Client F	-9%	1	41%	8	7%	6	45%	8

Top Six Clients	76%	8	79%	13	75%	14	79%	14

The following table summarizes the distribution of net revenues from external clients by geographical area:

Three Months Ended June 30,
2004			2003
U.S	Europe	Total	U.S	Europe	Total
$3,692,450	$86,324	$3,778,774	$5,525,579	$206,716	$5,732,295

Six Months Ended June 30,
2004			2003
U.S	Europe	Total	U.S	Europe	Total
$8,448,494	$612,866	$9,061,359	$11,676,519	$442,838	$12,119,357

7.	LINE OF CREDIT

We maintain a demand line of credit with a bank. As of June 30, 2004, there were no borrowings under the line of credit and the company was in default of a tangible net worth covenant. This line of credit expired on August 15, 2004. The Company is currently in discussions with the bank regarding a new credit facility to replace the existing one.

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

Cash paid for income taxes for the three and six months ended June 30, 2004 was approximately $254 thousand and $262 thousand, respectively. For the three and six months ended June 30, 2003, cash paid for income taxes was approximately $739 thousand and $954 million, respectively. Cash paid for interest for the three and six months ended June 30, 2004 was approximately $2 thousand and $5 thousand, respectively. For the three and six months ended June 30, 2003, net cash interest income was approximately $3 thousand and $7 thousand, respectively. We did not enter into any capital lease obligations during the three and six months ended June 30, 2004, compared to capital lease obligations totaling $139 thousand during the six months ended June 30, 2003. We did not acquire any property and equipment through leasing arrangements during the three months and six months ended June 30, 2004 compared with $814 thousand during the six months ended June 30, 2003.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

In this discussion, the terms “Company,” “we,” “us” and “our” refer to Covalent Group, Inc. and our consolidated subsidiaries, except where it is made clear otherwise.

Forward Looking Statements

When used in this Report on Form 10-Q and in other public statements, both oral and written, by the Company and Company officers, the words “estimate,” “project,” “expect,” “intend,” “believe,” “anticipate” and similar expressions are intended to identify forward-looking statements regarding events and trends that may affect our future operating results and financial position. Such statements are subject to risks and uncertainties that could cause our actual results and financial position to differ materially. Such factors include, among others: (i) our success in attracting new business and retaining existing clients and projects; (ii) the size, duration and timing of clinical trials; (iii) the termination, delay or cancellation of clinical trials; (iv) the timing difference between our receipt of contract milestone or scheduled payments and our incurring costs to manage these trials; (v) outsourcing trends in the pharmaceutical, biotechnology and medical device industries; (vi) the ability to maintain profit margins in a competitive marketplace; (vii) our ability to attract and retain qualified personnel; (viii) the sensitivity of our business to general economic conditions; and (ix) other economic, competitive, governmental and technological factors affecting our operations, markets, products, services and prices. We undertake no obligation to publicly release the result of any revision of these forward-looking statements to reflect events or circumstances after the date they are made or to reflect the occurrence of unanticipated events. Please refer to the section entitled “Risk Factors that Might Affect our Business or Stock Price” beginning on page 11 on our annual report on Form 10-K for the year ended December 31, 2003 for a more complete discussion of factors which could cause our actual results and financial position to change.

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

Our clients consist of many of the largest companies in the pharmaceutical, biotechnology and medical device industries. From protocol design and clinical program development, to proven patient recruitment, to managing the regulatory approval process, we have the resources to directly implement or manage Phase I through Phase

IV clinical trials and to deliver clinical programs on time and within budget. We have clinical trial experience across a wide variety of therapeutic areas, such as cardiovascular, endocrinology/metabolism, diabetes, neurology, oncology, immunology, vaccines, infectious diseases, gastroenterology, nephrology, dermatology, hepatology, womens’ health and respiratory medicine. We have the capacity and expertise to conduct clinical trials on a global basis.

General

The information set forth and discussed below for the three and six months ended June 30, 2004 and 2003 is derived from the Financial Statements included elsewhere herein. The financial information set forth and discussed below is unaudited but, in the opinion of management, reflects all adjustments (primarily consisting of normal recurring adjustments) necessary for a fair presentation of such information. The results of our operations for a particular quarter may not be indicative of results expected during the other quarters or for the entire year.

Our quarterly results can fluctuate as a result of a number of factors, including our success in attracting new business, the size and duration of clinical trials, the timing of client decisions to conduct new clinical trials or to cancel or delay ongoing trials, changes in cost estimates to complete ongoing trials, and other factors, many of which are beyond our control.

Net revenue is derived principally from the design, management and monitoring of clinical research studies. Clinical research service contracts generally have terms ranging from several months to several years. A portion of the contract fee is generally payable upon execution of the contract, with the balance payable in installments over the life of the contract. The majority of our net revenue is recognized from fixed-price contracts on a proportional performance basis. To measure the performance, we compare actual direct costs incurred to estimated total contract direct costs, which we believe is the best indicator of the performance of the contract obligations as the costs relate to the labor hours incurred to perform the service.

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

Our backlog was approximately $19 million as of June 30, 2004 as compared to $16 million as of June 30, 2003. Our backlog consists of anticipated net revenue from signed contracts, letters of intent and certain verbal commitments that either have not started but are anticipated to begin in the near future or are in process and have not yet been completed. Many of our studies and projects are performed over an extended period of time, which may be several years. Amounts included in backlog have not yet been recognized as net revenue in our Consolidated Statements of Operations. Once contracted work begins, net revenue is recognized over the life of the contract on a proportional performance basis. The recognition of net revenue and contract terminations, if any, reduces our backlog while the awarding of new business increases our backlog. For the six months ended June 30, 2004 we obtained approximately $18.9 million of new business awards as compared to approximately $9.1 million for the six months ended June 30, 2003.

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

Percentage of Net Revenue, Excluding Reimbursable Out-of-Pocket Expenses

	Three Months Ended June 30,		Six Months Ended June 30,
	2004	2003	2004	2003
Net revenue	100.0%	100.0%	100.0%	100.0%
Operating expenses
Direct	105.9%	67.5%	84.7%	64.1%
Selling, general & administrative	40.9%	26.5%	31.7%	24.7%
Depreciation	4.8%	4.0%	4.8%	3.6%
Income from Operations	-51.6%	1.9%	-21.2%	7.6%
Net Income	-38.3%	1.2%	-15.7%	4.6%

Contractual Obligations and Commitments

We did not enter into any capital lease obligations in 2004. We entered into capital lease obligations totaling $0 thousand and $139 thousand during the three and six months ended June 30, 2003. We are committed under a number of non-cancelable operating leases, primarily related to office space and other office equipment.

Below is a summary of our future payment commitments by year under contractual obligations. Actual amounts paid under these agreements could be higher or lower than the amounts shown below as a result of changes in volume and other variables:

	2004	2005	2006	2007	2008	Thereafter	Total
Obligations under capital leases	$24,268	$23,709	$26,314	$29,204	$7,791	$—	$111,286
Operating Leases	961,777	960,171	921,018	937,259	952,728	1,956,495	6,689,448
Employment agreements	403,000	325,000	81,250	—	—	—	809,250
Service agreements	8,926,000	—	—	—	—	—	8,926,000

Total	$10,315,045	$1,308,880	$1,028,582	$966,463	$960,519	$1,956,495	$16,535,984

In 2004, we anticipate capital expenditures of approximately $150 thousand - $225 thousand for leasehold improvements, software applications, workstations, personal computer equipment and related assets. A significant portion of our service agreement commitments, which are primarily comprised of investigator payments, are expected to be reimbursed under agreements with clients. There has been no material changes to the above data since December 31, 2003.

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

As is customary in the industry, we exclude from revenue and expense in the Consolidated Statement of Operations fees paid to investigators and the associated reimbursement since we act as agent on behalf of our clients with regard to investigators. These investigator fees are not reflected in our Net Revenue, Reimbursement Revenue, Reimbursement Out-of-Pocket Expenses, and/or Direct Expenses. The amounts of these investigator fees were $1.6 million and $2.7 million for the three and six months ended June 30, 2004, respectively. For the three and six months ended June 30, 2003, investigator fees were $3.5 million and $5.8 million, respectively.

Concentration of Credit Risk

Our accounts receivable and costs and estimated earnings in excess of related billings on uncompleted contracts are concentrated with a small number of companies within the pharmaceutical, biotechnology and medical device industries. The significant majority of this exposure is to large, well established firms. Credit losses have historically been minimal. As of June 30, 2004, the total of accounts receivable and costs and estimated earnings in excess of related billings on uncompleted contracts was $10.6 million. Of this amount, the exposure to our three largest clients was 66% of the total, with the three largest clients representing 36%, 21%, and 9% of total exposure, respectively. As of June 30, 2003, the total of accounts receivable and costs and estimated earnings in excess of related billings on uncompleted contracts was $13.5 million. Of this amount, the exposure to our three largest clients was 82% of the total, with the three largest clients representing 45%, 29%, and 8% of total exposure, respectively.

Operating Expenses

Direct expenses include amounts incurred during the period that are directly related to the management or completion of a clinical trial or related project and generally include direct labor and related benefit charges, other direct costs and certain allocated expenses. Direct costs as a percentage of net revenues fluctuate from one period to another as a result of changes in the mix of services provided and the various studies conducted during any time period. Selling, general and administrative expenses include the salaries, wages and benefits of all administrative, finance and business development personnel, and all other support expenses not directly related to specific contracts.

Stock-Based Compensation

The Company has adopted equity incentive plans that provide for the granting of stock options to employees, directors, advisors and consultants. We account for grants of options to employees and directors under these plans applying the intrinsic value method provided for in Accounting Principles Board (“APB”) Opinion No. 25 “Accounting for Stock Issued to Employees” and related interpretations. No stock-based compensation expense is reflected in net income as all options granted under the plans had an exercise price equal to the market value of the underlying common stock on the date of the grant. In addition to APB Opinion No. 25, we provide the disclosures required by Statement of Financial Accounting Standards (“SFAS”) No. 123 “Accounting for Stock-Based Compensation” and by SFAS No. 148 “Accounting for Stock-Based Compensation – Transition and Disclosure.”

Three Months Ended June 30, 2004 Compared With The Three Months Ended June 30, 2003

Net revenue for the three months ended June 30, 2004 decreased 34% to $3.8 million as compared to $5.7 million for the three months ended June 30, 2003. The decrease of $1.9 million reflects lower than anticipated revenues due to the winding down of several legacy projects that were at the end of their development cycle as well as temporary delays in the timing of the start-up of three new projects and a change of scope in a project that resulted in a reduced contract value. New business awards and changes of scope for the three months ended June 30, 2004 were approximately $14.1 million as compared to approximately $3.4 million for the three months ended June 30, 2003. For the three months ended June 30, 2004, net revenue from our three largest clients amounted to 65% of our net revenue, with the three largest clients representing 31%, 17%, and 17% of net revenue, respectively. For the three months ended June 30, 2003, net revenue from our three largest clients amounted to 77% of our net revenue, with the three largest clients representing 41%, 25%, and 11% of net revenue, respectively.

Reimbursement revenue consisted of reimbursable out-of-pocket expenses incurred on behalf of our clients. Reimbursements are made at cost, without mark-up or profit, and therefore have no impact on net income.

Direct expenses included compensation and other expenses directly related to conducting clinical studies. These costs increased by approximately $100 thousand to $4.0 million for the three months ended June 30, 2004 from $3.9 million for the three months ended June 30, 2003. The increase in direct expenses resulted principally from the increase in personnel costs associated increased project requirements and an expanded service delivery infrastructure. Direct expenses as a percentage of net revenue were 106% for the three months ended June 30, 2004 as compared to 68% for the three months ended June 30, 2003. The increase was principally due to increased project costs relating to the winding down of several projects as well as the mix of levels of personnel involved in the contracts performed, variations in the utilization of personnel and the mix of contracts being performed during each period.

Selling, general, and administrative expenses included the salaries, wages and benefits of all administrative, financial and business development personnel and all other support expenses not directly related to specific contracts. Selling, general and administrative expenses for the three months ended June 30, 2004 were $1.6 million, or 41% of net revenue, as compared to $1.5 million, or 27% of net revenue, for the three months ended June 30, 2003. The increase of $27 thousand was principally due to a bad debt expense incurred in the quarter of $406 thousand regarding a disputed receivable offset by a decrease of approximately $379 related to the reduction of administrative staffing. The increase as a percentage of net revenue generally reflects a lower level of revenues generated for the period.

Depreciation and amortization expense decreased to $180 thousand for the three months ended June 30, 2004 from $231 thousand for the three months ended June 30, 2003, primarily as a result of a decrease in capital expenditures.

Loss from operations increased by $2.1 million to $2.0 million for the quarter ended June 30, 2004, primarily for the reasons noted in the preceding paragraphs.

Net interest expense for the three months ended June 30, 2004 was $2 thousand compared to net interest income of $3 thousand for the three months ended June 30, 2003.

The effective income tax rate (benefit) for the three months ended June 30, 2004 and 2003 was (26)% and 38%, respectively.

Net loss for the three months ended June 30, 2004 was $1.4 million, or ($0.11) per diluted share, as compared to net income of $71 thousand, or $0.01 per diluted share for the three months ended June 30, 2003.

Six Months Ended June 30, 2004 Compared With The Six Months Ended June 30, 2003

Net revenue for the six months ended June 30, 2004 decreased 25% to $9.1 million as compared to $12.1 million for the six months ended June 30, 2003. The decrease of $3.0 million reflects lower than anticipated revenues due to the winding down of several legacy projects that were at the end of their development cycle as well as temporary delays in the timing of the start-up of three new projects and a change of scope in a project that resulted in a reduced contract value. New business awards and changes of scope for the six months ended

June 30, 2004 were approximately $18.9 million as compared to approximately $9.1 million for the six months ended June 30, 2003. For the six months ended June 30, 2004, net revenue from our three largest clients amounted to 53% of our net revenue, with the three largest clients representing 28%, 14%, and 11% of net revenue, respectively. For the six months ended June 30, 2003, net revenue from our three largest clients amounted to 76% of our net revenue, with the three largest clients representing 45%, 26%, and 5% of net revenue, respectively.

Reimbursement revenue consisted of reimbursable out-of-pocket expenses incurred on behalf of our clients. Reimbursements are made at cost, without mark-up or profit, and therefore have no impact on net income.

Direct expenses included compensation and other expenses directly related to conducting clinical studies. These costs decreased by $95 thousand to $7.7 million for the six months ended June 30, 2004 from $7.8 million for the six months ended June 30, 2003. The decrease in direct expenses resulted principally from the decrease in personnel costs associated decreased project requirements. Direct expenses as a percentage of net revenue were 85% for the six months ended June 30, 2004 as compared to 64% for the six months ended June 30, 2003. The increase was principally due to increased project requirements as well as the mix of levels of personnel involved in the contracts performed, variations in the utilization of personnel and the mix of contracts being performed during each period.

Selling, general, and administrative expenses included the salaries, wages and benefits of all administrative, financial and business development personnel and all other support expenses not directly related to specific contracts. Selling, general and administrative expenses for the six months ended June 30, 2004 were $2.9 million, or 32% of net revenue, as compared to $3.0 million, or 25% of net revenue, for the six months ended June 30, 2003. The decrease of $124 thousand was principally due to a decrease of approximately $530 thousand related to the reduction of administrative staffing offset by an increase of $406 thousand for bad debt expense related to a disputed receivable. The increase as a percentage of net revenue generally reflects a lower level of revenues generated for the period.

Depreciation and amortization expense was $434 thousand for the six months ended June 30, 2004 and was unchanged compared to June 2003. Purchases of property and equipment for the first six months of 2004 were minimal.

Loss from operations increased by $2.8 million to $1.9 million for the six months ended June 30, 2004, from income of $917 thousand for the six months ended June 30, 2003.

Net interest expense for the six months ended June 30, 2004 was $4 thousand compared to net interest income of $7 thousand for the six months ended June 30, 2003.

The effective income tax rate (benefit) for the six months ended June 30, 2004 and 2003 was (26%) and 40%, respectively.

Net loss for the six months ended June 30, 2004 was $1.4 million, or ($0.11) per diluted share, as compared to net income of $553 thousand, or $0.04 per diluted share for the six months ended June 30, 2003.

Liquidity and Capital Resources

The clinical research organization industry is generally not considered capital intensive. We expect to continue to fund our operations from existing cash resources and cash flow from operations. We expect that our principal cash requirements on both a short and long-term basis will be for the funding of our operations and capital expenditures. We expect to continue expanding our operations through internal growth, expansion of our existing services, and the development of new products and services for the pharmaceutical, biotechnology and medical device industries. We believe that our existing cash resources and cash generated from operations will provide sufficient liquidity for the foreseeable future. However, in the event that we make significant acquisitions in the future, we may need to raise additional funds through additional borrowings or the issuance of debt or equity securities.

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

Net revenue is recognized on a proportional performance basis. We typically receive a low volume of large-dollar receipts. As a result, the number of days net revenue outstanding in accounts receivable, costs and estimated earnings in excess of related billings, customer advances, and billings in excess of related costs will fluctuate due to the timing and size of billings and cash receipts. At June 30, 2004, the net days revenue outstanding was 200 days compared to 188 days at December 31, 2003. Compared to December 31, 2003, accounts receivable decreased $511 thousand to $5.4 million at June 30, 2004, primarily due to the timing of billings and progress payments for clinical trials. Of the accounts receivable balance at June 30, 2003, less than 18% of the total was over 60 days past invoice date.

Compared to December 31, 2003, costs and estimated earnings in excess of related billings on uncompleted contracts decreased $3.3 million to $5.3 million at June 30, 2004. The decrease primarily represents timing differences between the net revenue recognized on the trials being managed and the billing milestones or payment schedules contained in the contracts with our clients. The balance at June 30, 2004 primarily consisted of 4 clinical trials, which individually constituted 57%, 16%, 9% and 7% of the balance. These clinical trials are expected to be completed during 2004. The decrease in the liability account billings in excess of related costs and estimated earnings on uncompleted contracts of $44 thousand to $1.1 million as of June 30, 2004 from $1.2 million as of December 31, 2004, resulted from continued progress on several contracts with billing schedules weighted toward the earlier phases of the study. The decrease in customer advances of $1.0 million to $2.0 million as of June 30, 2004 was down from $3.0 million as of December 31, 2003. This resulted primarily from the net utilization of customer advances for investigator payments.

Our net cash provided by operating activities was $1.6 million for the six months ended June 30, 2004. The principal reason for this increase related to a decrease in cost and estimated earnings in excess of related billings on uncompleted contracts of $3.3 million due to an increase of customer billings. For the six months ended June 30, 2003, our net cash provided by operating activities was $2.7 million. The principal reason for this increase was due to an increase in accounts payable of $733 thousand, a decrease in cost and estimated earnings in excess of related billings on uncompleted contracts of $1.9 million due to an increase of customer billings and a reduction of accounts receivable of $1.2 million. Net cash used by investing activities, consisting principally of purchases of property, equipment and leasehold improvements, was $82 thousand for the six months ended June 30, 2004, compared with net cash used by investing activities of $546 thousand for the six months ended June 30, 2003. Purchases and leasehold improvements for the six months ended June 30, 2004 included leasehold improvements, software and hardware, including host servers and computers for our corporate office and field-based personnel. Net cash provided by financing activities was $595 thousand for the six months ended June 30, 2004, compared with net cash used by financing activities of $11 thousand for the six months ended June 30, 2003. The primary difference is related to cash received due to the exercise of employee stock options.

As a result of these cash flows, our cash and cash equivalents balance at June 30, 2004 was $4.2 million as compared to $2.1 million at December 31, 2003.

We maintain a demand line of credit with a bank. As of June 30, 2004, there were no borrowings under the line of credit and the company was in default of a tangible net worth covenant. This line of credit expired on August 15, 2004. The Company is currently in discussions with the bank regarding a new credit facility to replace the existing one.

We purchased equipment and made leasehold improvements of $82 thousand during the six months ended June 30, 2004. We anticipate capital expenditures of approximately $75 - $150 thousand during the remainder of 2004, primarily for leasehold improvements, software applications, workstations, personal computer equipment and related assets.

RECENTLY ISSUED ACCOUNTING STANDARDS:

In January 2003, the FASB issued Financial Interpretation No. 46 (“FIN 46”), “Consolidation of Variable Interest Entities an Interpretation of ARB No. 51.” FIN 46 addresses consolidation by business enterprises of variable interest entities. In December 2003, the FASB then issued FIN 46(R), “Consolidation of Variable Interest Entities an Interpretation of ARB No. 51,” which replaced FIN 46. Application of FIN 46(R) is required in financial statements of public entities that have interests in variable interest entities or potential variable interest entities commonly referred to as special-purpose entities for periods ending after December 15, 2003. Application by public entities for all other types of entities is required in financial statements for periods ending after March 15, 2004. The Company has adopted both FIN 46 and FIN 46(R), and their adoption had no impact on the Company’s financial position or results of operations.

In March 2004, the FASB issued a proposed SFAS – “Share-based Payment: an Amendment of FASB Statements No. 123 and 95.” The proposed standard would require companies to expense share-based payments to employees, including stock options, based on the fair value of the award at the grant date. The proposed statement would eliminate the intrinsic value method of accounting for stock options permitted by APB (Accounting Principles Board) No. 25, “Accounting for Stock Issued to Employees,” which we currently follow. We will continue to monitor the actions of the FASB and assess the impact, if any, on our consolidated financial statements.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Market Risk

The fair value of cash and cash equivalents, restricted cash, accounts receivable, costs and estimated earnings in excess of related billings on uncompleted contracts, accounts payable, accrued expenses and billings in excess of related costs and estimated earnings on uncompleted contracts are not materially different than their carrying amounts as reported at June 30, 2003 and June 30, 2004.

As of June 30, 2004, the Company was not a counterparty to any forward foreign exchange contracts or any other transaction involving a derivative financial instrument.

Inflation

We believe that the effects of inflation generally do not have a material adverse impact on our operations or financial condition.

ITEM 4. CONTROLS AND PROCEDURES

(a)	An evaluation was performed under the supervision and with the participation of the Company’s management, including its Chief Executive Officer, and Chief Financial Officer, of the effectiveness of the Company’s disclosure controls and procedures, as such term is defined under Rule 13a-15(e) promulgated under the Securities Exchange Act of 1934, as amended (the “Exchange Act”) as of June 30, 2004. Based upon that evaluation, the Company’s management, including the Chief Executive Officer and Chief Financial Officer, concluded that the Company’s disclosure controls and procedures are effective to ensure that information required to be disclosed by the Company in reports that it files or submits under the Exchange Act, is recorded, processed, summarized and reported as specified in the Securities and Exchange Commission rules and forms.

(b)	There were no significant changes in the Company’s internal control over financial reporting that occurred during the Company’s most recent fiscal quarter that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II. OTHER INFORMATION

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

The 2004 Annual Meeting of Stockholders of the Company was held on June 16, 2004. At the Annual Meeting, the stockholders voted on:

a.	The election of four directors for the ensuing year. The following directors were elected to office for the ensuing year and were approved by the following votes:

	For	Withheld
Kenneth M. Borow, M.D.	10,972,154	211,126
Earl M. Collier, Jr.	11,162,821	20,459
Thomas E. Hodapp	11,041,521	141,759
Scott M. Jenkins	11,162,821	20,459

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

(a)	Exhibits

31.1	Certification of Chief Executive Officer required by Rule 13a-14(a) or Rule 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certification of Principal Accounting Officer required by Rule 13a-14(a) or Rule 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1	Certification pursuant to 18 U.S.C. § 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2	Certification pursuant to 18 U.S.C. § 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

(b)	Form 8-K

None.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

COVALENT GROUP, INC.

Dated: August 16, 2004	By:	/s/ Kenneth M. Borow, M.D.
Kenneth M. Borow, M.D.
President and Chief Executive Officer

Dated: August 16, 2004	By:	/s/ Lawrence R. Hoffman
Lawrence R. Hoffman
Executive Vice President and
Chief Financial Officer