Form 10-Q
period 2004-09-30
COVALENT GROUP INC
filed 2004-11-15
CIK 856569

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2004.

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

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practical date: As of November 1, 2004 there were 13,324,869 shares of Covalent Group, Inc. common stock outstanding, par value $.001 per share, excluding 152,932 shares in treasury.

COVALENT GROUP, INC.

PART I. FINANCIAL INFORMATION

ITEM 1. CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

Covalent Group, Inc.

Consolidated Balance Sheets

(Unaudited)

	September 30, 2004	December 31, 2003
Assets
Current Assets
Cash and cash equivalents	$3,222,780	$2,069,687
Restricted cash	770,243	604,185
Accounts receivable, net of allowance for doubtful accounts $406,150 and $0, respectively	3,761,241	5,872,137
Prepaid expenses and other	272,435	166,322
Refundable income taxes	1,602,135	1,074,771
Costs and estimated earnings in excess of related billings on uncompleted contracts	3,569,298	8,578,153

Total Current Assets	13,198,132	18,365,255

Property and Equipment, Net	1,420,910	1,805,331

Other Assets	21,665	21,665

Total Assets	$14,640,707	$20,192,251

Liabilities and Stockholders’ Equity
Current Liabilities
Accounts payable	$2,080,313	$3,545,039
Accrued expenses	180,246	263,664
Obligations under capital leases	23,099	24,268
Billings in excess of related costs and estimated earnings on uncompleted contracts	1,280,048	1,181,426
Customer advances	1,279,615	3,032,758

Total Current Liabilities	4,843,321	8,047,155

Long Term Liabilities
Obligations under capital leases	69,470	87,018
Other liabilities	610,795	698,050
Deferred income tax	—	18,310

Total Long Term Liabilities	680,265	803,378

Total Liabilities	5,523,586	8,850,533

Stockholders’ Equity
Common stock, $.001 par value 25,000,000 shares authorized, 13,477,801 and 13,235,483 shares issued respectively	13,478	13,235
Additional paid-in capital	11,982,576	11,372,674
Retained earnings (Deficit)	(2,573,021)	289,918
Accumulated other comprehensive income	153,062	124,865

Less:	9,576,095	11,800,692
Treasury stock, at cost, 152,932 shares	(458,974)	(458,974)

Total Stockholders’ Equity	9,117,121	11,341,718

Total Liabilities and Stockholders’ Equity	$14,640,707	$20,192,251

See accompanying notes to the consolidated financial statements.

Covalent Group, Inc.

Consolidated Statements of Operations

(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2004	2003	2004	2003
Net revenue	$1,876,406	$3,876,593	$10,937,765	$15,995,950
Reimbursement revenue	592,582	2,150,696	4,851,093	4,099,529

Total Revenue	$2,468,988	$6,027,289	$15,788,858	$20,095,479

Operating Expenses
Direct	2,853,514	3,434,767	10,531,941	11,207,737
Reimbursement out-of-pocket expenses	592,582	2,150,696	4,851,093	4,099,529
Selling, general and administrative	1,004,396	1,197,290	3,874,888	4,191,566
Depreciation and amortization	167,287	232,052	601,262	666,676

Total Operating Expenses	4,617,779	7,014,805	19,859,184	20,165,508

Loss from Operations	(2,148,791)	(987,516)	(4,070,326)	(70,029)

Interest Income	3,112	15,678	4,795	15,678
Interest Expense	(2,552)	(7,114)	(8,036)	(7,114)

Net Interest Income (Expense)	560	1,912	(3,241)	8,564

Loss before Income Taxes	(2,148,231)	(985,604)	(4,073,567)	(61,465)

Income Tax Benefit	(704,917)	(593,320)	(1,210,628)	(222,173)

Net Income (Loss)	$(1,443,314)	$(392,284)	$(2,862,939)	$160,708

Net Income (Loss) per Common Share

Basic:	$(0.11)	$(0.03)	(0.22)	$0.01
Diluted:	$(0.11)	$(0.03)	(0.22)	$0.01

Weighted Average Common and Common Equivalent Shares Outstanding
Basic:	13,454,035	12,884,691	13,207,279	12,637,364
Diluted:	13,454,035	12,884,691	13,207,279	12,966,815

See accompanying notes to the consolidated financial statements.

Covalent Group, Inc.

Consolidated Statements of Cash Flows

(Unaudited)

	Nine Months Ended September 30,
	2004	2003
Operating Activities:

Net income (loss)	$(2,862,939)	$160,708
Adjustments to reconcile net income (loss) to net cash provided (used) by operating activities:
Depreciation and amortization	601,262	666,676
Changes in assets and liabilities;
Restricted cash	(166,058)	346,610
Accounts receivable	2,110,896	(667,976)
Prepaid expenses and other	(106,113)	(927,786)
Refundable income taxes	(527,364)	—
Costs and estimated earnings in excess of related billings on uncompleted contracts	5,008,855	1,251,250
Other assets	—	79
Accounts payable	(1,464,726)	14,780
Accrued expenses	(83,418)	(270,522)
Other liabilities	(87,255)	—
Income taxes payable	—	(111,646)
Deferred taxes	(18,310)	(97,838)
Billings in excess of related costs and estimated earnings on uncompleted contracts	98,622	(425,294)
Customer advances	(1,753,143)	795,900

Net Cash Provided by Operating Activities	750,309	734,941

Investing Activities:

Purchases of property and equipment	(216,841)	(763,803)

Net Cash Used In Investing Activities	(216,841)	(763,803)

Financing Activities:
Net repayments and borrowings under capital leases	(18,717)	75,804
Treasury stock transactions		(408,658)
Proceeds from exercise of stock options	610,145	458,811

Net Cash Provided By Financing Activities	591,428	125,957

Effect of Exchange Rate Changes on Cash and Cash Equivalents	28,197	64,306

Net Increase In Cash and Cash Equivalents	1,153,093	161,401

Cash and Cash Equivalents, Beginning of Period	2,069,687	2,121,439

Cash and Cash Equivalents, End of Period	$3,222,780	$2,282,840

See accompanying notes to the consolidated financial statements.

Covalent Group, Inc.

Notes to Consolidated Financial Statements

(Unaudited)

1.	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES:

Basis of Presentation

The accompanying unaudited financial statements for the three and nine months ended September 30, 2004 and September 30, 2003 have been prepared in accordance with accounting principles generally accepted in the United States of America (“generally accepted accounting principles”) for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (primarily consisting of normal recurring adjustments) considered necessary for a fair presentation have been included. Operating results for the three and nine months ended September 30, 2004 may not necessarily be indicative of the results that may be expected for other quarters or for the year ending December 31, 2004. For further information, refer to the financial statements and footnotes thereto included in our Annual Report on Form 10-K for the year ended December 31, 2003.

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

Consolidation

The consolidated financial statements as of September 30, 2004 and December 31, 2003 and for the three and nine months ended September 30, 2004 and 2003 include our accounts and the accounts of our wholly-owned subsidiaries. Intercompany transactions and balances have been eliminated in consolidation.

Restricted Cash

We received advance payments from one of our clients as part of a long-term contract, which included a separate restricted cash account to be utilized for payment of investigator fees. As of September 30, 2004 and December 31, 2003, this restricted cash amount was $770 thousand and $604 thousand, respectively. This amount is also included in customer advances in the accompanying balance sheets.

Accounts Receivable

Accounts receivable, net of an allowance for doubtful accounts, consist of customer billings pursuant to contractual terms related to work performed as of September 30, 2004. In general, amounts become billable upon the achievement of milestones or in accordance with predetermined payment schedules set forth in the contracts with our clients. A portion of the balance represents amounts billed subsequently to the balance sheet date. Accounts receivable included $3.2 million and $4.4 million billed to customers as of September 30, 2004 and December 31, 2003, respectively, and $0.6 million and $1.5 million that was billable to clients pursuant to contractual terms and invoiced subsequent to September 30, 2004 and December 31, 2003, respectively.

Our accounts receivable and costs and estimated earnings in excess of related billings on uncompleted contracts are concentrated with a small number of companies within the pharmaceutical, biotechnology and medical device industries. The significant majority of this exposure is to large, well established firms. Credit losses have historically been minimal. As of September 30, 2004, the total of accounts receivable and costs and estimated earnings in excess of related billings on uncompleted contracts was $7.3 million. Of this amount, the exposure to our three largest clients was 66% of the total, with the three largest clients representing 29%, 22%, and 15% of total exposure, respectively. As of September 30, 2003, the total of accounts receivable and costs and estimated earnings in excess of related billings on uncompleted contracts was $16.0 million. Of this amount, the exposure to our three largest clients was 67% of the total, with the three largest clients representing 31%, 24%, and 12% of total exposure, respectively.

Income Taxes

The Company accounts for income taxes in accordance with the provisions of Statement of Financial Accounting Standards No. 109, “Accounting for Income Taxes”. SFAS No. 109 requires recognition of deferred tax liabilities and assets for the future expected tax consequences of events that have been included in the financial statements or tax returns. Under this method deferred tax liabilities and assets are determined based on the difference between the financial statement tax bases of assets and liabilities using enacted tax rates in effect for the year in which the differences are expected to reverse. The Company recorded a full valuation allowance against its net deferred tax assets and net operating loss carry-forwards given that it is more likely than not that the deferred tax asset will not be realized.

Revenue Recognition

The majority of our net revenue is recognized from fixed-price contracts on a proportional performance basis. To measure the performance, we compare actual direct costs incurred to estimated total contract direct costs, which is the best indicator of the performance of the contract obligations as the costs relate to the labor hours incurred to perform the service. Total direct costs are incurred for each contract and compared to estimated total direct costs for each contract to determine the percentage of the contract that is completed. This percentage is multiplied by the estimated total contract value to determine the amount of net revenue recognized. A formal project review process takes place quarterly although most projects are evaluated on an ongoing basis. Management reviews the estimated total direct costs on each contract to determine if estimated amounts are correct, and estimates are adjusted as needed. If we determine that a loss will result from the performance of a fixed-price contract, the entire amount of the estimated loss is charged against income in the period in which such determination is made. Because of the inherent uncertainties in estimating direct costs required to complete a project, particularly complex, multi-year studies, it is possible that the estimates used will change and could result in a material change to our original estimates. Original estimates might also be changed due to changes in the scope of work. We attempt to negotiate contract amendments with the client to cover these services provided outside the terms of the original contract. There can be no assurance that the client will agree to the proposed amendments, and we ultimately bear the risk of cost overruns. For terminated studies, our contracts frequently entitle us to receive the costs of winding down the terminated project, as well as all fees earned by us up to the time of termination. Some contracts also entitle us to an early termination fee, usually in the form of a predetermined fee or percentage of revenue expected to be earned for completion of the project.

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

As is customary in the industry, we exclude from revenue and expense in the Consolidated Statement of Operations fees paid to investigators and the associated reimbursement since we act as an agent on behalf of our clients with regard to investigators. These investigator fees are not reflected in our Net Revenue, Reimbursement Revenue, Reimbursement Out-of-Pocket Expenses, and/or Direct Expenses. The amounts of these investigator fees were $590 thousand and $3.3 million for the three and nine months ended September 30, 2004, respectively. For the three and nine months ended September 30, 2003, investigator fees were $2.5 million and $8.2 million, respectively.

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

The following table illustrates the effect on net income and earnings per share if the Company had applied the fair value recognition provisions of SFAS No. 123, “Accounting for Stock-Based Compensation” to stock-based employee compensation:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2004	2003	2004	2003
Net Income (Loss) - as reported	$(1,443,314)	$(392,284)	$(2,862,939)	$160,708
Deduct: Pro forma stock-based compensation expense determined under the fair value method, net of related tax effects	(92,793)	(133,888)	(196,610)	(366,948)

Pro forma Net Loss	$(1,536,107)	$(526,172)	$(3,059,549)	$(206,240)

Net Income (Loss) Per Share
Basic - as reported	$(0.11)	$(0.03)	$(0.22)	$0.01
Basic - pro forma	$(0.11)	$(0.04)	$(0.23)	$(0.02)

Diluted - as reported	$(0.11)	$(0.03)	$(0.22)	$0.01
Diluted - pro forma	$(0.11)	$(0.04)	$(0.23)	$(0.02)

Reclassifications

Certain prior year balances have been reclassified to conform to the current year presentation.

2.	RECENTLY ISSUED ACCOUNTING STANDARDS:

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

Earnings per share is calculated in accordance with SFAS No. 128, “Earnings Per Share.” Basic earnings per share is computed by dividing net income for the period by the weighted average number of common shares outstanding during the period. Diluted earnings per share is computed by dividing net income by the weighted average number of common shares plus the dilutive effect of outstanding stock options under the Company’s equity incentive plans. Stock options outstanding that are not included in the table below because of their anti-dilutive effect for the three and nine months ended September 30, 2004 were 801,650 and 710,650, respectively. Stock options outstanding that are not included in the table below because of their anti-dilutive effect for the three and nine months ended September 30, 2003 were 1,331,282 and 1,519,709, respectively.

The net income (loss) weighted average common and common equivalent shares outstanding for purposes of calculating net income (loss) per common share were computed as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2004	2003	2004	2003
Net Income (Loss)	$(1,443,314)	$(392,284)	$(2,862,939)	$160,708

Weighted average number of common shares outstanding used in computuing basic earnings per share	13,454,035	12,884,691	13,207,279	12,637,364
Dilutive effect of stock options outstanding	—	—	—	329,451
Weighted average shares used in computing diluted earnings per share	13,454,035	12,884,691	13,207,279	12,966,815

Basic earnings (loss) per share	$(0.11)	$(0.03)	$(0.22)	$0.01
Diluted earnings (loss) per share	$(0.11)	$(0.03)	$(0.22)	$0.01

4.	STOCK-BASED COMPENSATION

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

For purposes of determining the pro forma amounts in Note 1, the fair value of each option grant is estimated on the date of grant using the Black-Scholes option pricing model with the following assumptions:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2004	2003	2004	2003
Risk-free interest rate	3.46% - 3.72%	2.11% - 2.86%	2.85% - 3.91%	2.11% - 3.04%
Expected dividend yield	—	—	—	—
Expected life	5 years	5 years	5 years	5 years
Expected volatility	50%	52%	50%	52%

Based upon the above assumptions, the weighted average fair value of the stock options granted for the three and nine months ended September 30, 2004 was $1.66 and $1.45, respectively. For the three and nine months ended September 30, 2003 the weighted average fair value of the stock options granted was $0.92 and $1.04, respectively. Because additional option grants are expected to be made, the above pro forma disclosures are not representative of pro forma effects on reported net income for future periods.

5.	COMPREHENSIVE INCOME

A reconciliation of comprehensive income in accordance with SFAS No. 130, “Reporting Comprehensive Income” is as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2004	2003	2004	2003
Net Income (Loss)	$(1,443,314)	$(392,284)	$(2,862,939)	$160,708

Foreign currency
translation adjustment	1,837	37,653	28,197	64,306

Comprehensive Income (Loss)	$(1,441,477)	$(354,631)	$(2,834,742)	$225,014

6.	SEGMENT INFORMATION

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

The following table summarizes the distribution of net revenue and contracts with significant clients:

	Three Months Ended September 30,				Nine Months Ended September 30,
	2004		2003		2004		2003
	% of Revenues	Number of Contracts	% of Revenues	Number of Contracts	% of Revenues	Number of Contracts	% of Revenues	Number of Contracts
Client C	44%	2	7%	1	14%	3	6%	1
Client D	44%	1			13%	1
Client G	31%	3			9%	3
Client A	11%	3			25%	3
Client E	4%	2	6%	2	10%	3	4%	3
Client F	4%	1	49%	7	7%	6	46%	8
Client B	-26%	1	7%	3	7%	1	21%	3

Top Seven Clients	112%	13	69%	13	85%	20	77%	15

The following table summarizes the distribution of net revenues from external clients by geographical area:

Three Months Ended September 30,
2004			2003
U.S	Europe	Total	U.S	Europe	Total
$1,638,776	$237,630	$1,876,406	$3,501,653	$374,940	$3,876,593

Nine Months Ended September 30,
2004			2003
U.S	Europe	Total	U.S	Europe	Total
$10,087,269	$850,496	$10,937,765	$15,178,172	$817,778	$15,995,950

7.	OTHER LIABILITIES

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

8.	SUPPLEMENTAL CASH FLOW INFORMATION

Cash paid for income taxes for the three and nine months ended September 30, 2004 was approximately $0 thousand and $262 thousand, respectively. For the three and nine months ended September 30, 2003, cash paid for income taxes was approximately $91 thousand and $1.0 million, respectively. Cash paid for interest for the three and nine months ended September 30, 2004 was approximately $3 thousand and $8 thousand, respectively. For the three and nine months ended September 30, 2003, net cash interest income was approximately $2 thousand and $8 thousand, respectively. We did not enter into any capital lease obligations during the three and nine months ended September 30, 2004, compared to capital lease obligations totaling $139 thousand during the nine months ended September 30, 2003. We did not acquire any property and equipment through leasing arrangements during the three months and nine months ended September 30, 2004 compared with $814 thousand during the nine months ended September 30, 2003.

9.	LINE OF CREDIT

We previously maintained a demand line of credit with a bank under which maximum borrowings were the lesser of $2.5 million or 75% of eligible accounts receivable, as defined in the loan agreement, and interest was charged at the LIBOR Market Index Rate plus 2.65%. This line of credit expired on August 15, 2004. The Company is currently in discussions with a bank regarding a new credit facility to replace the expired one.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

In this discussion, the terms “Company,” “we,” “us” and “our” refer to Covalent Group, Inc. and our consolidated subsidiaries, except where it is made clear otherwise.

Forward Looking Statements

When used in this Report on Form 10-Q and in other public statements, both oral and written, by the Company and Company officers, the words “estimate,” “project,” “expect,” “intend,” “believe,” “anticipate” and similar expressions are intended to identify forward-looking statements regarding events and trends that may affect our future operating results and financial position. Such statements are subject to risks and uncertainties that could cause our actual results and financial position to differ materially. Such factors include, among others: (i) our success in attracting new business and retaining existing clients and projects; (ii) the size, duration and timing of clinical trials; (iii) the termination, delay or cancellation of clinical trials; (iv) the timing difference between our receipt of contract milestone or scheduled payments and our incurring costs to manage these trials; (v) outsourcing trends in the pharmaceutical, biotechnology and medical device industries; (vi) the ability to maintain profit margins in a competitive marketplace; (vii) our ability to attract and retain qualified personnel; (viii) the sensitivity of our business to general economic conditions; and (ix) other economic, competitive, governmental and technological factors affecting our operations, markets, products, services and prices. We undertake no obligation to publicly release the result of any revision of these forward-looking statements to reflect events or circumstances after the date they are made or to reflect the occurrence of unanticipated events. Please refer to the section entitled “Risk Factors that Might Affect our Business or Stock Price” beginning on page 10 on our annual report on Form 10-K for the year ended December 31, 2003 for a more complete discussion of factors which could cause our actual results and financial position to change.

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

Our clients consist of many of the largest companies in the pharmaceutical, biotechnology and medical device industries. From protocol design and clinical program development, to proven patient recruitment, to managing the regulatory approval process, we have the resources to directly implement or manage Phase I through Phase IV clinical trials and to deliver clinical programs on time and within budget. We have clinical trial experience across a wide variety of therapeutic areas, such as cardiovascular, nephrology, endocrinology/metabolism, diabetes, neurology, oncology, immunology, vaccines, infectious diseases, gastroenterology, dermatology, hepatology, womens’ health and respiratory medicine. We have the capacity and expertise to conduct clinical trials on a global basis.

General

The information set forth and discussed below for the three and nine months ended September 30, 2004 and 2003 is derived from the Financial Statements included elsewhere herein. The financial information set forth and discussed below is unaudited but, in the opinion of management, reflects all adjustments (primarily consisting of normal recurring adjustments) necessary for a fair presentation of such information. The results of our operations for a particular quarter may not be indicative of results expected during the other quarters or for the entire year.

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

Contracts generally may be terminated by clients immediately or with short notice. Clinical trials may be terminated or delayed for several reasons, including, among others, unexpected results or adverse patient reactions to the drug, inadequate patient enrollment or investigator recruitment, manufacturing problems resulting in shortages of the drug or decisions by the client to de-emphasize or terminate a particular trial or development efforts on a particular drug. Depending on the size of the trial in question, a client’s decision to terminate or delay a trial in which we participate could have a material and adverse effect on our backlog, future revenue, current revenue, and results from operations. Adjustments to contract estimates are made in the period in which the facts that require the revisions become known.

Our backlog was approximately $15 million as of September 30, 2004 as compared to $14 million as of September 30, 2003. Our backlog consists of anticipated net revenue from signed contracts, letters of intent and certain verbal commitments that either have not started but are anticipated to begin in the near future or are in process and have not yet been completed. Many of our studies and projects are performed over an extended period of time, which may be several years. Amounts included in backlog have not yet been recognized as net revenue in our Consolidated Statements of Operations. Once contracted work begins, net revenue is recognized over the life of the contract on a proportional performance basis. The recognition of net revenue and contract terminations, if any, reduces our backlog while the awarding of new business increases our backlog. For the nine months ended September 30, 2004 we obtained approximately $18.9 million of new business awards as compared to approximately $11.3 million for the nine months ended September 30, 2003.

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

Percentage of Net Revenue, Excluding Reimbursable Out-of-Pocket Expenses

	Three Months Ended September 30,		Nine Months Ended September 30,
	2004	2003	2004	2003
Net revenue	100.0%	100.0%	100.0%	100.0%
Operating expenses
Direct	152.1%	88.6%	96.3%	70.1%
Selling, general & administrative	53.5%	30.9%	35.4%	26.2%
Depreciation	8.9%	6.0%	5.5%	4.2%
Income from Operations	-114.5%	-25.5%	-37.2%	-0.4%
Net Income	-76.9%	-10.1%	-26.2%	1.0%

Contractual Obligations and Commitments

We did not enter into any capital lease obligations in 2004. We entered into capital lease obligations totaling $0 thousand and $139 thousand during the three and nine months ended September 30, 2003. We are committed under a number of non-cancelable operating leases, primarily related to office space and other office equipment.

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

In 2004, we anticipate capital expenditures of approximately $225 thousand for leasehold improvements, software applications, workstations, personal computer equipment and related assets. A significant portion of our service agreement commitments, which are primarily comprised of investigator payments, are expected to be reimbursed under agreements with clients. There has been no material changes to the above data since December 31, 2003.

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

Revenue Recognition

The majority of our net revenue is recognized from fixed-price contracts on a proportional performance basis as services are performed. To measure the performance, we compare actual direct costs incurred to estimated total contract direct costs, which is the best indicator of the performance of the contract obligations as the costs relate to the labor hours incurred to perform the service. Total direct costs are incurred for each contract and compared to estimated total direct costs for each contract to determine the percentage of the contract that is completed. This percentage is multiplied by the estimated total contract value to determine the amount of net revenue recognized. A formal project review process takes place quarterly although most projects are evaluated on an ongoing basis. Management reviews the estimated total direct costs on each contract to determine if estimated amounts are correct, and estimates are adjusted as needed. If we determine that a loss will result from the performance of a fixed-price contract, the entire amount of the estimated loss is charged against income in the period in which such determination is made. Because of the inherent uncertainties in estimating direct costs required to complete a project, particularly complex, multi-year studies, it is possible that the estimates used will change and could result in a material change to our estimates. Original estimates might also be changed due to changes in the scope of work. We attempt to negotiate contract amendments with the client to cover these services provided outside the terms of the original contract. There can be no assurance that the client will agree to the proposed amendments, and we ultimately bear the risk of cost overruns. For terminated studies, our contracts frequently entitle us to receive the costs of winding down the terminated project, as well as all fees earned by us up to the time of termination. Some contracts also entitle us to an early termination fee, usually in the form of a predetermined fee or percentage of revenue expected to be earned for completion of the project.

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

As is customary in the industry, we exclude from revenue and expense in the Consolidated Statement of Operations fees paid to investigators and the associated reimbursement since we act as agent on behalf of our clients with regard to investigators. These investigator fees are not reflected in our Net Revenue, Reimbursement Revenue, Reimbursement Out-of-Pocket Expenses, and/or Direct Expenses and have no impact on net income. The amounts of these investigator fees were $590 thousand and $3.3 million for the three and nine months ended September 30, 2004, respectively. For the three and nine months ended September 30, 2003, investigator fees were $2.5 million and $8.2 million, respectively.

Concentration of Credit Risk

Our accounts receivable and costs and estimated earnings in excess of related billings on uncompleted contracts are concentrated with a small number of companies within the pharmaceutical, biotechnology and medical device industries. The significant majority of this exposure is to large, well established firms. Credit losses have historically been minimal. As of September 30, 2004, the total of accounts receivable and costs and estimated earnings in excess of related billings on uncompleted contracts was $7.3 million. Of this amount, the exposure to our three largest clients was 66% of the total, with the three largest clients representing 29%, 22%, and 15% of total exposure, respectively. As of September 30, 2003, the total of accounts receivable and costs and estimated earnings in excess of related billings on uncompleted contracts was $16.0 million. Of this amount, the exposure to our three largest clients was 67% of the total, with the three largest clients representing 31%, 24%, and 12% of total exposure, respectively.

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

Three Months Ended September 30, 2004 Compared With The Three Months Ended September 30, 2003

Net revenue for the three months ended September 30, 2004 decreased 52% to $1.9 million as compared to $3.9 million for the three months ended September 30, 2003. The decrease of $2.0 million reflects lower than anticipated revenues due to the winding down of several legacy fixed price contracts that were at the end of their project cycle as well as temporary delays in the timing of the start-up of three new projects and negative changes of scope in three projects that resulted in a reduced contract value. There were no new announced business awards and changes of scopes for the three months ended September 30, 2004 as compared to approximately $2.2 million for the three months ended September 30, 2003. For the three months ended September 30, 2004, net revenue from our three largest clients amounted to 119% of our net revenue, with the three largest clients representing 44%, 44%, and 31% of net revenue, respectively. For the three months ended September 30, 2003, net revenue from our three largest clients amounted to 63% of our net revenue, with the three largest clients representing 49%, 7%, and 7% of net revenue, respectively.

Reimbursement revenue consisted of reimbursable out-of-pocket expenses incurred on behalf of our clients. Reimbursements are made at cost, without mark-up or profit, and therefore have no impact on net income.

Direct expenses included compensation and other expenses directly related to conducting clinical studies. These costs decreased by approximately $581 thousand to $2.9 million for the three months ended September 30, 2004 from $3.4 million for the three months ended September 30, 2003. The decrease in direct expenses resulted principally from the decrease in personnel costs associated with decreased project staff requirements. Direct expenses as a percentage of net revenue were 152.1% for the three months ended September 30, 2004 as compared to 88.6% for the three months ended September 30, 2003. The increase was principally due to increased project costs related to the winding down of several projects as well as the mix of levels of personnel involved in the contracts performed, variations in the utilization of personnel and the mix of contracts being performed during each period. The increase as a percentage of net revenue generally reflects a lower level of revenues generated for the period.

Selling, general, and administrative expenses included the salaries, wages and benefits of all administrative, financial and business development personnel and all other support expenses not directly related to specific contracts. Selling, general and administrative expenses for the three months ended September 30, 2004 were $1.0 million, or 53.5% of net revenue, as compared to $1.2 million, or 30.9% of net revenue, for the three months ended September 30, 2003. The decrease of $193 thousand was principally due to the reduction of administrative staffing and a refund of capital stock/franchise taxes that were previously paid. The increase as a percentage of net revenue generally reflects a lower level of revenues generated for the period.

On August 30, 2004, the Company announced that it had initiated a workforce rationalization and efficiency program to reduce its workforce and cost of operations. This program was completed in the third quarter for a one time cost of approximately $151 thousand which was incurred in the third quarter. The annualized benefit of the restructuring is approximately $1.1 million.

Depreciation and amortization expense decreased to $167 thousand for the three months ended September 30, 2004 from $232 thousand for the three months ended September 30, 2003, primarily as a result of a decrease in capital expenditures.

Loss from operations increased by $1.2 million to $2.1 million for the quarter ended September 30, 2004, primarily for the reasons noted in the preceding paragraphs.

Net interest income for the three months ended September 30, 2004 was $1 thousand compared to net interest income of $2 thousand for the three months ended September 30, 2003.

The effective income tax benefit rate for the three months ended September 30, 2004 and 2003 was 33% and 60%, respectively. The 2003 income tax benefit rate credit rate reflects a loss from operations in the United States, positive earnings from outside the United States that still benefit from the utilization of a foreign country tax loss carryforward, and the reversal of a prior year deferred tax credit in the amount of $98 thousand.

Net loss for the three months ended September 30, 2004 was $1.4 million, or ($0.11) per diluted share, as compared to a net loss of $392 thousand, or ($0.03) per diluted share for the three months ended September 30, 2003.

Nine Months Ended September 30, 2004 Compared With The Nine Months Ended September 30, 2003

Net revenue for the nine months ended September 30, 2004 decreased 32% to $10.9 million as compared to $16.0 million for the nine months ended September 30, 2003. The decrease of $5.1 million reflects lower than anticipated revenues due to the winding down of several legacy fixed price contracts that were at the end of their project cycle as well as temporary delays in the timing of the start-up of three new projects and a change of scope in three projects that resulted in reduced contract values. Announced new business awards and changes of scope for the nine months ended September 30, 2004 were approximately $18.9 million as compared to approximately $11.0 million for the nine months ended September 30, 2003. For the nine months ended September 30, 2004, net revenue from our three largest clients amounted to 52% of our net revenue, with the three largest clients representing 25%, 14%, and 13% of net revenue, respectively. For the nine months ended September 30, 2003, net revenue from our three largest clients amounted to 73% of our net revenue, with the three largest clients representing 46%, 21%, and 6% of net revenue, respectively.

Reimbursement revenue consisted of reimbursable out-of-pocket expenses incurred on behalf of our clients. Reimbursements are made at cost, without mark-up or profit, and therefore have no impact on net income.

Direct expenses included compensation and other expenses directly related to conducting clinical studies. These costs decreased by $676 thousand to $10.5 million for the nine months ended September 30, 2004 from $11.2 million for the nine months ended September 30, 2003. The decrease in direct expenses resulted principally from the decrease in personnel costs associated with decreased project requirements. Direct expenses as a percentage of net revenue were 96.3% for the nine months ended September 30, 2004 as compared to 70.1% for the nine months ended September 30, 2003. The increase was principally due to increased project requirements as well as the mix of levels of personnel involved in the contracts performed, variations in the utilization of personnel and the mix of contracts being performed during each period. The increase as a percentage of net revenue generally reflects a lower level of revenues generated for the period.

Selling, general, and administrative expenses included the salaries, wages and benefits of all administrative, financial and business development personnel and all other support expenses not directly related to specific contracts. Selling, general and administrative expenses for the nine months ended September 30, 2004 were $3.9 million, or 35.4% of net revenue, as compared to $4.2 million, or 26.2% of net revenue, for the nine months ended September 30, 2003. The decrease of $317 thousand was principally due to a decrease of approximately $723 thousand related to the reduction of administrative staffing and a refund of capital stock/franchise taxes that were previously paid, offset by an increase of $406 thousand for bad debt expense related to a disputed receivable. The increase as a percentage of net revenue generally reflects a lower level of revenues generated for the period.

On August 30, 2004, the Company announced that it had initiated a workforce rationalization and efficiency program to reduce its workforce and cost of operations. This program was completed in the third quarter for a one time cost of approximately $151 thousand which was incurred in the third quarter. The annualized benefit of the restructuring is approximately $1.1 million.

Depreciation and amortization expense was $601 thousand for the nine months ended September 30, 2004, compared to $667 thousand for the nine months ended September 30, 2003. The decrease was due primarily to a decrease in capital expenditures.

Loss from operations increased by $4.0 million to $4.1 million for the nine months ended September 30, 2004, from a loss of $70 thousand for the nine months ended September 30, 2003, primarily for the reasons noted in the preceding paragraphs.

Net interest expense for the nine months ended September 30, 2004 was $3 thousand compared to net interest income of $9 thousand for the nine months ended September 30, 2003.

The effective income tax benefit for the nine months ended September 30, 2004 and 2003 was 30% and 361%, respectively. The 2003 income tax benefit rate credit rate reflects a loss from operations in the United States, positive earnings from outside the United States that still benefit from the utilization of a foreign country tax loss carryforward, and the reversal of a prior year deferred tax credit in the amount of $98 thousand.

Net loss for the nine months ended September 30, 2004 was $2.9 million, or ($0.22) per diluted share as compared to net income of $161 thousand, or $0.01 per diluted share for the nine months ended September 30, 2003.

Liquidity and Capital Resources

Our primary cash needs are for the payment of salaries and fringe benefits, hiring and recruiting expenses, business development costs, acquisition-related costs, capital expenditures, and facilities – related expenses. Our principal source of cash is from contracts with clients. If we are unable to generate new contracts with existing and new clients and/or if the level of contract cancellations increases, revenues and cash flow will be adversely affected. Absent a material adverse change in the level of the Company’s new business bookings or contract cancellations, we believe that our existing capital resources together with cash flow from operations will be sufficient to meet our foreseeable cash needs for the next twelve months. However, if we significantly expand our business through acquisitions and/or continue to incur a loss from operations we may need to raise additional funds through the sale of debt or equity securities.

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

Net revenue is recognized on a proportional performance basis. We typically receive a low volume of large-dollar receipts. As a result, the number of days net revenue outstanding in accounts receivable, costs and estimated earnings in excess of related billings, customer advances, and billings in excess of related costs will fluctuate due to the timing and size of billings and cash receipts. At September 30, 2004, the net days revenue outstanding was 232 days compared to 188 days at December 31, 2003. Compared to December 31, 2003, accounts receivable decreased $2.1 million to $3.8 million at September 30, 2004, primarily due to the timing of billings and progress payments for clinical trials. Of the accounts receivable balance, net of allowance for doubtful accounts, at September 30, 2004, less than 36% of the total was over 60 days past invoice date.

Compared to December 31, 2003, costs and estimated earnings in excess of related billings on uncompleted contracts decreased $5.0 million to $3.6 million at September 30, 2004. The decrease primarily represents timing differences between the net revenue recognized on the trials being managed and the billing milestones or payment schedules contained in the contracts with our clients. The balance at September 30, 2004 primarily consisted of 2 clinical trials, which individually constituted 50% and 27% of the balance. These clinical trials are expected to be completed during 2004. The increase in the liability account billings in excess of related costs and estimated earnings on uncompleted contracts of $99 thousand to $1.3 million as of September 30, 2004 from $1.2 million as of December 31, 2003, resulted from continued billings on several contracts with billing schedules weighted toward the earlier phases of the study. The decrease in customer advances of $1.8 million to $1.3 million as of September 30, 2004 from $3.0 million as of December 31, 2003, resulted primarily from the net utilization of customer advances for investigator payments.

Our net cash provided by operating activities was $750 thousand for the nine months ended September 30, 2004. The Company’s operating cash flows are heavily influenced by changes in billed and unbilled receivables and deferred revenue. The principal reason for this increase related to a decrease in cost and estimated earnings in excess of related billings on uncompleted contracts of $5.0 million due to an increase of customer billings. For the nine months ended September 30, 2003, our net cash provided by operating activities was $735 thousand. The principal reason for this increase was due to an increase in customer advances of $796 thousand, a decrease in cost and estimated earnings in excess of related billings on uncompleted contracts of $1.3 million due to an increase of customer billings. Net cash used by investing activities, consisting principally of purchases of property, equipment and leasehold improvements, was $217 thousand for the nine months ended September 30, 2004, compared with net cash used by investing activities of $764 thousand for the nine months ended September 30, 2003. Purchases and leasehold improvements for the nine months ended September 30, 2004 included leasehold improvements, software and hardware, including host servers and computers for our corporate office and field-based personnel. Net cash provided by financing activities was $591 thousand for the nine months ended September 30, 2004, compared with net cash used by financing activities of $126 thousand for the nine months ended September 30, 2003. The primary difference is related to cash received due to the exercise of employee stock options.

As a result of these cash flows, our cash and cash equivalents balance at September 30, 2004 was $3.2 million as compared to $2.1 million at December 31, 2003.

We purchased equipment and made leasehold improvements of $217 thousand during the nine months ended September 30, 2004. We anticipate capital expenditures of approximately $10 thousand during the remainder of 2004, primarily for leasehold improvements, software applications, workstations, personal computer equipment and related assets.

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

ITEM 3. CONTROLS AND PROCEDURES

(a)	An evaluation was performed under the supervision and with the participation of the Company’s management, including its Chief Executive Officer, and Chief Financial Officer, of the effectiveness of the Company’s disclosure controls and procedures, as such term is defined under Rule 13a-15(e) promulgated under the Securities Exchange Act of 1934, as amended (the “Exchange Act”) as of September 30, 2004. Based upon that evaluation, the Company’s management, including the Chief Executive Officer and Chief Financial Officer, concluded that the Company’s disclosure controls and procedures are effective to ensure that information required to be disclosed by the Company in reports that it files or submits under the Exchange Act, is recorded, processed, summarized and reported as specified in the Securities and Exchange Commission rules and forms.

(b)	There were no significant changes in the Company’s internal control over financial reporting that occurred during the Company’s most recent fiscal quarter that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II. OTHER INFORMATION

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

(a)	Exhibits

10.11	Letter agreement between Covalent Group, Inc. and Lawrence R. Hoffman

31.1	Certification of Chief Executive Officer required by Rule 13a-14(a) or Rule 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer required by Rule 13a-14(a) or Rule 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification pursuant to 18 U.S.C. § 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification pursuant to 18 U.S.C. § 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

COVALENT GROUP, INC.

Dated: November 15, 2004	By:	/s/ Kenneth M. Borow, M.D.
Kenneth M. Borow, M.D.
President and Chief Executive Officer

Dated: November 15, 2004	By:	/s/ Lawrence R. Hoffman
Lawrence R. Hoffman
Executive Vice President and
Chief Financial Officer