Form 10-Q
period 2005-03-31
COVALENT GROUP INC
filed 2005-05-16
CIK 856569

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2005.

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes   ☒    No  ☐.

Indicate by check mark whether the registrant is an accelerated filer (as defined in rule 12(b)-2 of the Exchange Act).    Yes  ☐    No  ☒.

As of April 29, 2005, there were 13,499,666 shares of Covalent Group, Inc. common stock outstanding, par value $.001 per share, excluding 152,932 shares in treasury.

COVALENT GROUP, INC.

PART I. FINANCIAL INFORMATION

ITEM 1. CONSOLIDATED CONDENSED FINANCIAL STATEMENTS (UNAUDITED)

Covalent Group, Inc.

Consolidated Condensed Balance Sheets

	March 31, 2005	December 31, 2004
Assets
Current Assets
Cash and cash equivalents	$5,238,881	$3,165,986
Restricted cash	147,088	145,612
Accounts receivable, less allowance of $40,000 at March 31, 2005 and December 31, 2004	2,810,817	5,209,950
Prepaid expenses and other	334,874	158,287
Prepaid taxes	1,114,463	1,132,315
Costs and estimated earnings in excess of related billings on uncompleted contracts	1,081,183	1,667,947

Total Current Assets	10,727,306	11,480,097

Property and Equipment, Net	1,214,075	1,321,139

Other Assets	21,665	21,665

Total Assets	$11,963,046	$12,822,901

Liabilities and Stockholders’ Equity
Current Liabilities
Accounts payable	$1,240,912	$1,101,788
Accrued expenses	439,073	392,385
Obligations under capital leases	24,335	23,709
Billings in excess of related costs and estimated earnings on uncompleted contracts	1,149,774	1,770,275
Customer advances	786,482	1,080,469

Total Current Liabilities	3,640,576	4,368,626

Long Term Liabilities
Obligations under capital leases	56,985	63,309
Other liabilities	552,625	581,710

Total Long Term Liabilities	609,610	645,019

Total Liabilities	4,250,186	5,013,645

Stockholders’ Equity
Common stock, $.001 par value 25,000,000 shares authorized, 13,499,534 and 13,495,534 shares issued and outstanding respectively	13,499	13,496
Additional paid-in capital	12,024,958	12,017,822
Accumulated deficit	(4,031,849)	(3,933,377)
Accumulated other comprehensive income	165,226	170,289

Less:	8,171,834	8,268,230
Treasury stock, at cost, 152,932 shares	(458,974)	(458,974)

Total Stockholders’ Equity	7,712,860	7,809,256

Total Liabilities and Stockholders’ Equity	$11,963,046	$12,822,901

See accompanying notes to the consolidated condensed financial statements.

Covalent Group, Inc.

Consolidated Condensed Statements of Operations

	Three months ended March 31,
	2005	2004
Net revenue	$3,213,529	$5,282,585
Reimbursement revenue	674,272	1,640,133

Total Revenue	3,887,801	6,922,718

Operating Expenses
Direct	2,042,768	3,675,580
Reimbursement out-of-pocket expenses	674,272	1,640,133
Selling, general and administrative	1,146,339	1,323,460
Depreciation and amortization	137,525	253,880

Total Operating Expenses	4,000,904	6,893,053

Income (Loss) from Operations	(113,103)	29,665
Interest Income	17,108	757
Interest Expense	(2,477)	(2,828)

Net Interest Income (Expense)	14,631	(2,071)

Income (Loss) before Income Taxes	(98,472)	27,594
Income Tax Provision	—	489

Net Income (Loss)	$(98,472)	$27,105

Net Income (Loss) per Common Share
Basic	$(0.01)	$0.00
Diluted	$(0.01)	$0.00

Weighted Average Common and Common Equivalent Shares Outstanding
Basic	13,344,202	13,085,410
Diluted	13,344,202	13,229,007

See accompanying notes to the consolidated condensed financial statements.

Covalent Group, Inc.

Consolidated Condensed Statements of Cash Flows

	Three Months Ended March 31,
	2005	2004
Operating Activities:
Net income (loss)	$(98,472)	$27,105
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and amortization	137,525	253,880
Changes in assets and liabilities;
Restricted cash	(1,476)	(289,199)
Accounts receivable	2,399,133	(2,984,900)
Prepaid expenses and other	(176,587)	(157,767)
Prepaid Taxes	17,852	485,252
Costs and estimated earnings in excess of related billings on uncompleted contracts	586,764	1,931,359
Accounts payable	139,124	387,878
Accrued expenses	46,688	1,435,827
Other Liabilities	(29,085)	(29,085)
Billings in excess of related costs and estimated earnings on uncompleted contracts	(620,501)	(249,349)
Customer advances	(293,987)	(434,117)

Net Cash Provided by Operating Activities	2,106,978	376,884

Investing Activities:
Purchases of property and equipment	(30,461)	(972)

Net Cash Used In Investing Activities	(30,461)	(972)

Financing Activities:
Repayments under capital leases	(5,698)	(8,041)
Proceeds from exercise of stock options	7,139	12,997

Net Cash Provided By Financing Activities	1,441	4,956

Effect of Exchange Rate Changes on Cash and Cash Equivalents	(5,063)	35,434

Net Increase In Cash and Cash Equivalents	2,072,895	416,302

Cash and Cash Equivalents, Beginning of Period	3,165,986	2,069,687

Cash and Cash Equivalents, End of Period	$5,238,881	$2,485,989

See accompanying notes to the consolidated condensed financial statements.

Covalent Group, Inc.

Notes to Consolidated Condensed Financial Statements

(Unaudited)

1.	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

The accompanying unaudited financial statements for the three months ended March 31, 2005 and March 31, 2004 have been prepared in accordance with accounting principles generally accepted in the United States of America (“generally accepted accounting principles”) for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (primarily consisting of normal recurring adjustments) considered necessary for a fair presentation have been included. Operating results for the three months ended March 31, 2005 may not necessarily be indicative of the results that may be expected for other quarters or for the year ending December 31, 2005. For further information, refer to the financial statements and footnotes thereto included in our Annual Report on Form 10-K for the year ended December 31, 2004.

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

Consolidation

The consolidated financial statements for the three months ended March 31, 2005 and 2004 include our accounts and the accounts of our wholly-owned subsidiaries. Intercompany transactions and balances have been eliminated in consolidation.

Restricted Cash

We received advance payments from one of our clients as part of a long-term contract, which included a separate restricted cash account to be utilized for payment of investigator fees. As of March 31, 2005 and December 31, 2004 this restricted cash amount was $147 thousand and $146 thousand, respectively. This amount is also included in customer advances in the accompanying balance sheets.

Accounts Receivable

Accounts receivable consist of customer billings pursuant to contractual terms related to work performed as of March 31, 2005. In general, amounts become billable upon the achievement of milestones or in accordance with predetermined payment schedules set forth in the contracts with our clients. A portion of the balance represents amounts billed subsequent to the balance sheet date. Accounts receivable included $2.1 million and $4.9 million billed to customers as of March 31, 2005 and December 31, 2004, respectively, and $700 thousand and $300 thousand that was billable to clients pursuant to contractual terms and invoiced subsequent to March 31, 2005 and December 31, 2004, respectively.

Revenue Recognition

The majority of our net revenue is recognized from fixed-price contracts on a proportional performance basis. To measure the performance, we compare actual direct costs incurred to estimated total contract direct costs, which we believe is the best indicator of the performance of the contract obligations as the costs relate to the labor hours incurred to perform the service. Total direct costs are incurred for each contract and compared to estimated total direct costs for each contract to determine the percentage of the contract that is completed. This percentage is multiplied by the estimated total contract value to determine the amount of net revenue recognized. A formal project review process takes place quarterly although most projects are evaluated on an ongoing basis. Management reviews the estimated total direct costs on each contract to determine if estimated amounts are correct and estimates are adjusted as needed. If we determine that a loss will result from the performance of a fixed-price contract, the entire amount of the estimated loss is charged against income in the period in which such determination is made. Because of the inherent uncertainties in estimating direct costs required to complete a project, particularly complex, multi-year studies, it is possible that the estimates used will change and could result in a material change to our estimates. Original estimates might also be changed due to changes in the scope of work. We attempt to negotiate contract amendments with the client to cover these services provided outside the terms of the original contract. There can be no assurance that the client will agree to the proposed amendments, and we ultimately bear the risk of cost overruns. For terminated studies, our contracts frequently entitle us to receive the costs of winding down the terminated project, as well as all fees earned by us up to the time of termination.

Costs and estimated earnings in excess of related billings on uncompleted contracts represent net revenue recognized to date that is currently unbillable to the client pursuant to contractual terms. In general, amounts become billable upon the achievement of milestones or in accordance with predetermined payment schedules set forth in the contracts with our clients. Several of our older contracts contain payment schedules that are weighted towards the later stages of the contract. Billings in excess of related costs and estimated earnings on uncompleted contracts represent amounts billed in excess of net revenue recognized at the balance sheet date.

Reimbursable Out-of-Pocket Expenses

On behalf of our clients, we pay fees to investigators and other out-of-pocket costs for which we are reimbursed at cost, without mark-up or profit. Effective January 1, 2002, in connection with the required implementation of Financial Accounting Standards Board Emerging Issues Task Force Issue No. 01-14 (“EITF 01-14”), “Income Statement Characterization of Reimbursements Received for ‘Out-of-Pocket’ Expenses Incurred,” out-of-pocket costs are now included in Operating Expenses, while the reimbursements received are reported separately as Reimbursement Revenue in the Consolidated Statements of Operations.

As is customary in the industry, we exclude from revenue and expense in the Consolidated Statement of Operations fees paid to investigators and the associated reimbursement since we act as agent on behalf of our clients with regard to investigators. These investigator fees are not reflected in our Net Revenue, Reimbursement Revenue, Reimbursement Out-of-Pocket Expenses, and/or Direct Expenses. The amounts of these investigator fees were $860 thousand and $1.2 million for the three months ended March 31, 2005 and 2004, respectively.

Stock Based Compensation

We have adopted equity incentive plans that provide for the granting of stock options to employees, directors, advisors and consultants. We account for grants of options to employees and directors under these plans applying the intrinsic value method provided for in Accounting Principles Board (“APB”)

Opinion No. 25 “Accounting for Stock Issued to Employees” and related interpretations. No stock-based compensation expense is reflected in net income as all options granted under the plans had an exercise price equal to the market value of the underlying common stock on the date of the grant. In addition to APB Opinion No. 25, we provide the disclosures required by Statement of Financial Accounting Standards (“SFAS”) No. 123, “Accounting for Stock-Based Compensation” and by SFAS No. 148, “Accounting for Stock-Based Compensation – Transition and Disclosure.” See Note 4.

The following table illustrates the effect on net income and earnings per share if we had applied the fair value recognition provisions of SFAS No. 123, “Accounting for Stock-Based Compensation” to stock-based employee compensation:

	Three months ended March 31,
	2005	2004
Net Income (Loss) - as reported	$(98,472)	$27,105
Deduct: Pro forma stock-based compensation expense determined under the fair value method, net of related tax effects	(51,799)	(52,561)

Pro forma Net Income (Loss)	$(150,271)	$(25,456)

Net Income (Loss) Per Share
Basic - as reported	$(0.01)	$0.00
Basic - pro forma	$(0.01)	$(0.00)

Diluted - as reported	$(0.01)	$0.00
Diluted - pro forma	$(0.01)	$(0.00)

Reclassifications

Certain prior year balances have been reclassified to conform to the current year presentation.

2.	RECENTLY ISSUED ACCOUNTING STANDARDS

In December 2004, the FASB issued SFAS No. 123 (R), “Share Based Payment.” Statement No. 123 (R) requires all entities to recognize compensation expense in an amount equal to the fair value of share based payments granted to employees. This statement is effective for the first fiscal year beginning after June 15, 2005. The Company will adopt Statement No. 123 (R) beginning with the first quarter of fiscal 2006. Adoption of the statement will require the Company to record compensation expense relating to the issuance of employee stock options. Currently, the Company follows APB No. 25 which does not require the recognition of compensation expense relating to the issuance of stock options so long as the quoted market price of the Company’s stock at the date of grant is less than or equal to the amount an employee must pay to acquire the stock. The Company is currently evaluating the impact the adoption of this statement will have on its consolidated financial position or results of operations.

3.	EARNINGS (LOSS) PER SHARE

Earnings (loss) per share are calculated in accordance with SFAS No. 128, “Earnings Per Share.” Basic earnings per share are computed by dividing net income for the period by the weighted average number of common shares outstanding during the period. Diluted earnings per share is computed by dividing net income by the weighted average number of common shares plus the dilutive effect of outstanding stock options under the Company’s equity incentive plans. Stock options outstanding that are not included in the table below because of their anti-dilutive effect for the three months ended March 31, 2005 and 2004 were 710,018 and 763,200, respectively.

The net income (loss) and weighted average common and common equivalent shares outstanding for purposes of calculating net income (loss) per common share were computed as follows:

	Three Months Ended March 31,
	2005	2004
Net Income (Loss)	$(98,472)	$27,105
Weighted average number of common shares outstanding used in computing basic earnings per share	13,344,202	13,085,410
Dilutive effect of stock options outstanding	—	143,597
Weighted average shares used in computing diluted earnings per share	13,344,202	13,229,007

Basic earnings per share	$(0.01)	$0.00
Diluted earnings per share	$(0.01)	$0.00

4.	STOCK-BASED COMPENSATION

The Company has adopted equity incentive plans that provide for the granting of stock options to employees, directors, advisors and consultants. We account for grants of options to employees and directors under these plans applying the intrinsic value method provided for in APB Opinion No. 25, “Accounting for Stock Issued to Employees” and related interpretations. No stock-based compensation expense is reflected in net income as all options granted under the plans had an exercise price equal to the market value of the underlying common stock on the date of the grant. In addition to APB Opinion No. 25, we provide the disclosures required by SFAS No. 123, “Accounting for Stock-Based Compensation” and by SFAS No. 148, “Accounting for Stock-Based Compensation – Transition and Disclosure.” See Note 1 for disclosure of Pro Forma Net Income and Net Income Per Share.

For purposes of determining the pro forma amounts in Note 1, the fair value of each option grant is estimated on the date of grant using the Black-Scholes option pricing model with the following assumptions:

	Three months ended March 31,
	2005	2004
Risk-free interest rate	4.01% - 4.17%	2.85% - 3.35%
Expected dividend yield	—	—
Expected life	5 years	5 years
Expected volatility	54%	56%

Based upon the above assumptions, the weighted average fair value of the stock options granted for the three months ended March 31, 2005 and 2004 was $1.19 and $1.30, respectively. Because additional option grants are expected to be made, the above pro forma disclosures are not representative of pro forma effects on reported net income for future periods.

5.	COMPREHENSIVE INCOME

A reconciliation of comprehensive income in accordance with SFAS No. 130 “Reporting Comprehensive Income” is as follows:

	Three Months Ended March 31,
	2005	2004
Net Income (Loss)	$(98,472)	$27,105
Foreign currency translation adjustment	(5,063)	35,434

Comprehensive Income (Loss)	$(103,535)	$62,539

6.	SEGMENT INFORMATION

The Company has adopted the provisions of SFAS No. 131, “Disclosures About Segments of an Enterprise and Related Information” which establishes standards for reporting business segment information. The Company operates predominantly in one segment in the clinical research industry providing a broad range of clinical research services on a global basis to the pharmaceutical, biotechnology and medical device industries.

The following table summarizes the distribution of net revenue and contracts with significant clients:

	Three Months Ended March 31, 2005		Three Months Ended March 31, 2004
	Percentage of Revenues	Number of Contracts	Percentage of Revenues	Number of Contracts
Client A	28%	4	25%	3
Client B	18%	3	18%	6
Client C	16%	1	13%	2
Client D	12%	3	12%	1
Client E	12%	1

Total	86%	12	68%	12

Client A, B, C, D and E in the table above represent the largest clients for each period, but do not represent the same client for each year shown.

The following table summarizes the distribution of net revenues from external clients by geographical area:

	2005			2004
	United States	Europe	Total	United States	Europe	Total
Net revenue from external clients	$2,867,794	$345,735	$3,213,529	$4,756,044	$526,541	$5,282,585

7.	LINE OF CREDIT

We previously maintained a demand line of credit with a bank under which maximum borrowings were the lesser of $2.5 million or 75% of eligible accounts receivable, as defined in the loan agreement, and interest was charged at the LIBOR Market Index Rate plus 2.65%. This line of credit expired on August 15, 2004. The Company does not currently anticipate that it will be able to replace this credit facility based on its recent operating results.

8.	OTHER LIABILITIES

As of January 1, 2003, the Company increased the amount of square feet under lease in the same building by approximately 12,700 to 34,000. The term of the lease was also extended to 2010 and monthly lease payments increased from $50 thousand to $72 thousand. As an incentive for the Company to acquire the additional space, the lessor granted the Company $814 thousand in lease incentives that were used to pay for architectural fees, renovations and improvement costs for the new space. The lease incentives were capitalized as if the Company incurred the costs to make the improvements and are included in Property and Equipment. These assets and the related liability are amortized over the remaining life of the lease at a rate of approximately $116 thousand per year as an additional amortization expense and a reduction in rent expense, respectively. The accounting for these lease incentives has no impact on net income, stockholders’ equity or cash flow.

9.	SUPPLEMENTAL CASH FLOW INFORMATION

No income tax payments were required for the three months ended March 31, 2005. Cash paid for income taxes for three months ended March 31, 2004 was approximately $8 thousand. Cash paid for interest for the three months ended March 31, 2005 and 2004 was approximately $1 thousand and $3 thousand, respectively. We did not enter into any capital lease obligations during the three months ended March 31, 2005 or March 31, 2004. We did not acquire any property and equipment through lease incentives during the three months ended March 31, 2005 or March 31, 2004.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

In this discussion, the terms “Company,” “we,” “us” and “our” refer to Covalent Group, Inc. and its consolidated subsidiaries, except where it is made clear otherwise.

Forward Looking Statements

When used in this Report on Form 10-Q and in other public statements, both oral and written, by the Company and Company officers, the words “estimate,” “project,” “expect,” “intend,” “believe,” “anticipate” and similar expressions are intended to identify forward-looking statements regarding events and trends that may affect our future operating results and financial position. Such statements are subject to risks and uncertainties that could cause our actual results and financial position to differ materially. Such factors include, among others: (i) our success in attracting new business and retaining existing clients and projects; (ii) the size, duration and timing of clinical trials; (iii) the termination, delay or cancellation of clinical trials; (iv) the timing difference between our receipt of contract milestone or scheduled payments and our incurring costs to manage these trials; (v) outsourcing trends in the pharmaceutical, biotechnology and medical device industries; (vi) the ability to maintain profit margins in a competitive marketplace; (vii) our ability to attract and retain qualified personnel; (viii) the sensitivity of our business to general economic conditions; and (ix) other economic, competitive, governmental and technological factors affecting our operations, markets, products, services and prices. We undertake no obligation to publicly release the result of any revision of these forward-looking statements to reflect events or circumstances after the date they are made or to reflect the occurrence of unanticipated events. Please refer to the section entitled “Risk Factors that Might Affect our Business or Stock Price” beginning on page 9 on our annual report on Form 10-K for the fiscal year ended December 31, 2004 for a more complete discussion of factors which could cause our actual results and financial position to change.

Company Overview

We are a clinical research organization (“CRO”) which we believe is a leader in the design and management of complex clinical trials for the pharmaceutical, biotechnology and medical device industries. Our mission is to provide our clients with high quality, full-service support for their clinical trials. We offer therapeutic expertise, experienced team management and advanced technologies. Our headquarters is in Wayne, Pennsylvania and our International operations are based in Guildford, Surrey, United Kingdom.

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

The information set forth and discussed below for the three months ended March 31, 2005 and 2004 is derived from the financial statements included elsewhere herein. The financial information set forth and discussed below is unaudited but, in the opinion of management, reflects all adjustments (primarily consisting of normal recurring adjustments) necessary for a fair presentation of such information. The results of our operations for a particular quarter may not be indicative of results expected during the other quarters or for the entire year.

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

Contracts generally may be terminated by clients immediately or with short notice. Clinical trials may be terminated or delayed for several reasons, including among others, unexpected results or adverse patient reactions to the drug, inadequate patient enrollment or investigator recruitment, manufacturing problems resulting in shortages of the drug or decisions by the client to de-emphasize or terminate a particular trial or development efforts on a particular drug. Depending on the size of the trial in question, a client’s decision to terminate or delay a trial in which we participate could have a material and adverse effect on our backlog, future revenue and results from operations. Adjustments to contract estimates are made in the period in which the facts that require revisions become known.

Our backlog was approximately $14 million as of March 31, 2005 as compared to approximately $11 million as of March 31, 2004. Our backlog consists of anticipated net revenue from signed contracts, letters of intent and certain verbal commitments that either have not started but are anticipated to begin in the near future or are in process and have not yet been completed. Many of our studies and projects are performed over an extended period of time, which may be several years. Amounts included in backlog have not yet been recognized as net revenue in our Consolidated Statements of Operations. Once contracted work begins, net revenue is recognized over the life of the contract on a proportional performance basis. The recognition of net revenue and contract terminations, if any, reduce our backlog while the awarding of new business increases our backlog. For the three months ended March 31, 2005, we obtained approximately $2.7 million of new business awards as compared to approximately $4.8 million for the three months ended March 31, 2004.

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

The following table sets forth amounts for certain items in our consolidated statements of operations expressed as a percentage of net revenue. The following table excludes revenue and costs related to reimbursable out-of-

pocket expenses because they are not generated by the services we provide, do not yield any gross profit to us, and do not have any impact on our net income. We believe this information is useful to our investors because it presents the net revenue and expenses that are directly attributable to the services we provide to our clients and provides a more accurate picture of our operating results and margins.

Percentage of Net Revenue, Excluding Reimbursable Out-of-Pocket Expenses

	Three months ended March 31,
	2005	2004
Net revenue	100.0%	100.0%
Operating Expenses
Direct	63.6%	69.6%
Selling, general and administrative	35.7%	25.0%
Depreciation and amortization	4.3%	4.8%
Income (Loss) from Operations	-3.6%	0.6%
Net Income (Loss)	-3.1%	0.5%

Contractual Obligations and Commitments

We did not enter into any capital lease obligations during the three months ended March 31, 2005 or March 31, 2004. We are committed under a number of non-cancelable operating leases, primarily related to office space and other office equipment.

Below is a summary of our future payment commitments by year under contractual obligations as of March 31, 2005. Actual amounts paid under these agreements could be higher or lower than the amounts shown below as a result of changes in volume and other variables:

	2005	2006	2007	2008	2009	Thereafter	Total
Obligations under capital leases	$23,709	$26,314	$29,204	$7,791	$—	$—	$87,018
Operating leases	960,171	921,018	937,259	952,728	969,741	986,754	5,727,671
Employment agreements	325,000	81,250	—	—	—	—	406,250
Service agreements	1,418,609	109,840	65,120	55,432	33,479	99,319	1,781,799

Total	$2,727,489	$1,138,422	$1,031,583	$1,015,951	$1,003,220	$1,086,073	$8,002,738

In 2005, we anticipate capital expenditures of approximately $100 thousand - $150 thousand for leasehold improvements, software applications, workstations, personal computer equipment and related assets. A significant portion of our service agreement commitments, which are primarily comprised of investigator payments, are expected to be reimbursed under agreements with clients. There have been no material changes to the above data since December 31, 2004.

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

Costs and estimated earnings in excess of related billings on uncompleted contracts represent net revenue recognized to date that is currently unbillable to the client pursuant to contractual terms. In general, amounts become billable upon the achievement of milestones or in accordance with predetermined payment schedules set forth in the contracts with our clients. Several of our older contracts contain payment schedules that are weighted towards the later stages of the contract. Billings in excess of related costs and estimated earnings on uncompleted contracts represent amounts billed in excess of net revenue recognized at the balance sheet date.

Reimbursable Out-of-Pocket Expenses

On behalf of our clients, we pay fees to investigators and other out-of-pocket costs for which we are reimbursed at cost, without mark-up or profit. Effective January 1, 2002, in connection with the required implementation of Financial Accounting Standards Board Emerging Issues Task Force Issue No. 01-14 (“EITF 01-14”), “Income Statement Characterization of Reimbursements Received for ‘Out-of-Pocket’ Expenses Incurred,” out-of-pocket costs are now included in Operating Expenses, while the reimbursements received are reported separately as Reimbursement Revenue in the Consolidated Statements of Operations.

As is customary in the industry, we exclude from revenue and expense in the Consolidated Statement of

Operations fees paid to investigators and the associated reimbursement since we act as agent on behalf of our clients with regard to investigators. These investigator fees are not reflected in our Net Revenue, Reimbursement Revenue, Reimbursement Out-of-Pocket Expenses, and/or Direct Expenses. The amounts of these investigator fees were $860 thousand and $1.2 million for the three months ended March 31, 2005 and 2004, respectively.

Concentration of Credit Risk

Our accounts receivable and costs and estimated earnings in excess of related billings on uncompleted contracts are concentrated with a small number of companies within the pharmaceutical, biotechnology and medical device industries. The significant majority of this exposure is to large, well established firms. Credit losses have historically been minimal. As of March 31, 2005, the total of accounts receivable and costs and estimated earnings in excess of related billings on uncompleted contracts was $3.9 million. Of this amount, the exposure to our three largest clients was 66% of the total, with the three largest clients representing 41%, 19%, and 6% of total exposure, respectively. As of March 31, 2004, the total of accounts receivable and costs and estimated earnings in excess of related billings on uncompleted contracts was $15.5 million. Of this amount, the exposure to our three largest clients was 61% of the total, with the three largest clients representing 27%, 19%, and 15% of total exposure, respectively.

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

Stock-Based Compensation

The Company has adopted equity incentive plans that provide for the granting of stock options to employees, directors, advisors and consultants. We account for grants of options to employees and directors under these plans applying the intrinsic value method provided for in Accounting Principles Board (“APB”) Opinion No. 25 “Accounting for Stock Issued to Employees” and related interpretations. No stock-based compensation expense is reflected in net income as all options granted under the plans had an exercise price equal to the market value of the underlying common stock on the date of the grant. In addition to APB Opinion No. 25, we provide the disclosures required by Statement of Financial Accounting Standards (“SFAS”), No. 123 “Accounting for Stock-Based Compensation” and by SFAS No. 148, “Accounting for Stock-Based Compensation – Transition and Disclosure.”

Results of Operations

Three Months Ended March 31, 2005 Compared With Three Months Ended March 31, 2004

Net revenue for the three months ended March 31, 2005 decreased 39% to $3.2 million as compared to $5.3 million for the three months ended March 31, 2004. The decrease of $2.1 million reflects a lower than anticipated level of new business awards as well as the completion of several projects that were active during the first quarter of 2004. New business awards and changes of scope for the three months ended March 31, 2005 were $2.7 million as compared to $4.8 million for the three months ended March 31, 2004. For the three months ended March 31, 2005, net revenue from our largest clients amounted to 86% of our net revenue, with the largest clients representing 28%, 18%, 16%, 12% and 12% of net revenue. For the three months ended March 31, 2004, net revenue from our largest clients amounted to 68% of our net revenue, with the largest clients representing 25%, 18%, 13%, and 12% of net revenue.

Reimbursement revenue consisted of reimbursable out-of-pocket expenses incurred on behalf of our clients. Reimbursements are made at cost, without mark-up or profit, and therefore have no impact on net income.

Direct expenses include compensation and other expenses directly related to conducting clinical studies. These costs decreased by approximately $1.6 million to $2.0 million for the three months ended March 31, 2005 from $3.7 million for the three months ended March 31, 2004. The decrease in direct expenses resulted principally from a decline in personnel costs associated with lower project requirements and cost control initiatives. Direct expenses as a percentage of net revenue were 64% for the three months ended March 31, 2005 as compared to 70% for the three months ended March 31, 2004. The improvement in the gross margin was principally due to greater cost efficiencies in managing the clinical studies.

Selling, general, and administrative expenses included the salaries, wages and benefits of all administrative, financial and business development personnel and all other support expenses not directly related to specific contracts. Selling, general and administrative expenses for the three months ended March 31, 2005 were $1.1 million, or 36% of net revenue, as compared to $1.3 million, or 25% of net revenue, for the three months ended March 31, 2004. The decrease of $177 thousand resulted principally from a decline in personnel costs and other cost control initiatives. The increase in the ratio was principally due to the lower level of net revenue reported for the quarter and for $76 thousand of compliance costs related to the Sarbanes-Oxley Act of 2002 incurred in the first quarter of 2005.

Depreciation and amortization expense decreased to $138 thousand for the three months ended March 31, 2005 from $254 thousand for the three months ended March 31, 2004, primarily as a result of assets that were fully depreciated prior to the first quarter of 2005 combined with lower capital expenditures during 2004.

Income from operations decreased by $142 thousand to a loss of $113 thousand primarily for the reasons noted in the preceding paragraphs.

Net interest income for the three months ended March 31, 2005 was $15 thousand compared to net interest expense of $2 thousand for the three months ended March 31, 2004 due to an increase in the amount of cash on hand.

The effective income tax rate for the three months ended March 31, 2005 and 2004 was 0% and 2%, respectively. No tax provision was required in the first quarter of 2005 due to the net loss incurred.

Net income for the three months ended March 31, 2004 of $27 thousand, or $0.00 per diluted share, decreased to a net loss of $98 thousand, or $(0.01) per diluted share, for the three months ended March 31, 2005, for the reasons noted above.

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

Net revenue is recognized on a proportional performance basis. We typically receive a low volume of large-dollar receipts. As a result, the number of days net revenue outstanding in accounts receivable, costs and estimated earnings in excess of related billings, customer advances, and billings in excess of related costs will fluctuate due to the timing and size of billings and cash receipts. At March 31, 2005, the net days revenue outstanding was 56 days compared to 192 days at December 31, 2004. Compared to December 31, 2004, accounts receivable decreased $2.4 million to $2.8 million at March 31, 2005, primarily due to receipt of previously billed milestone payments. Of the accounts receivable balance at March 31, 2005, less than 5% of the total was over 60 days past invoice date.

Compared to December 31, 2004, costs and estimated earnings in excess of related billings on uncompleted contracts decreased $587 thousand to $1.1 million at March 31, 2005. The decrease primarily represents the billing of milestones in accordance with the payment schedules contained in the contracts with our clients. The balance at March 31, 2005 primarily consisted of 2 clinical trials, which individually constituted 66%, and 13% of the balance. These clinical trials are expected to be completed during 2005. The decrease in the liability account billings in excess of related costs and estimated earnings on uncompleted contracts of $621 thousand to $1.2 million of March 31, 2005 from $1.8 million as of December 31, 2004, resulted from continued progress on several contracts with billing schedules weighted toward the earlier phases of the study. The decrease in customer advances of $294 thousand to $786 thousand as of March 31, 2005 from $1.1 million as of December 31, 2004, resulted primarily from the net utilization of customer advances in order to make payments to clinical trial investigators.

Our net cash provided by operating activities was $2.1 million for the three months ended March 31, 2005, compared with net cash provided by operating activities of $377 thousand for the three months ended March 31, 2004. Net cash used by investing activities, consisting principally of purchases of property, equipment and leasehold improvements, was $30 thousand for the three months ended March 31, 2005, compared with net cash used by investing activities of $1 thousand for the three months ended March 31, 2004. The difference was related to purchases of personal computer equipment. Net cash provided by financing activities was $1 thousand for the three months ended March 31, 2005, compared with net cash provided by financing activities of $5 thousand for the three months ended March 31, 2004. The difference was related to the realization of less proceeds from the exercise of stock options.

As a result of these cash flows, our cash and cash equivalents balance at March 31, 2005 was $5.2 million as compared to $3.2 million at December 31, 2004, an increase of $3.0 million.

We previously maintained a demand line of credit with a bank under which maximum borrowings were the lesser of $2.5 million or 75% of eligible accounts receivable, as defined in the loan agreement, and interest was charged at the LIBOR Market Index Rate plus 2.65%. This line of credit expired on August 15, 2004. The Company does not currently anticipate it will be able to obtain a new credit facility based on its recent operating results.

We purchased equipment of $31 thousand during the three months ended March 31, 2005. We anticipate capital expenditures of approximately $70 - $120 thousand during the remainder of 2005, primarily for leasehold improvements, software applications, workstations, personal computer equipment and related assets.

Recently Issued Accounting Standards

In December 2004, the FASB issued SFAS No. 123 (R), “Share Based Payment.” Statement No. 123 (R) requires all entities to recognize compensation expense in an amount equal to the fair value of share based payments granted to employees. This statement is effective for the first fiscal year beginning after June 15, 2005. The Company will adopt Statement No. 123 (R) beginning with the first quarter of fiscal 2006. Adoption of the statement will require the Company to record compensation expense relating to the issuance of employee stock options. Currently, the Company follows APB No. 25 which does not require the recognition of compensation expense relating to the issuance of stock options so long as the quoted market price of the Company’s stock at the date of grant is less than or equal to the amount an employee must pay to acquire the stock. The Company is currently evaluating the impact the adoption of this statement will have on its consolidated financial position or results of operations.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Market Risk

The fair value of cash and cash equivalents, restricted cash, accounts receivable, costs and estimated earnings in excess of related billings on uncompleted contracts, accounts payable, accrued expenses and billings in excess of related costs and estimated earnings on uncompleted contracts are not materially different than their carrying amounts as reported at March 31, 2005 and March 31, 2004.

As of March 31, 2005, the Company was not a counterparty to any forward foreign exchange contracts or any other transaction involving a derivative financial instrument.

Foreign Currency Exchange Risk

The Company is exposed to foreign currency exchange risk through its international operations. For the three months ended March 31, 2005, approximately 11% of our net revenues were derived from contracts denominated in other than U.S. Dollars. Our financial statements are denominated in U.S. Dollars. As a result, factors associated with international operations, including changes in foreign currency exchange rates, could affect our results of operations and financial condition. Contracts entered into in the United States are denominated in U.S. Dollars. Contracts entered into by our international subsidiary are generally denominated in pounds sterling, Euros or U.S. Dollars. To date, we have not engaged in any derivative or contractual hedging activities related to our foreign exchange exposures. We believe that these exposures are limited by virtue of their small size relative to our operations as well as the partial natural hedge afforded by our local currency expenditures to service these local currency contracts.

Assets and liabilities of the Company’s international operations are translated into U.S. Dollars at exchange rates in effect on the balance sheet date. Revenue and expense items are translated at average exchange rates in effect during the quarter. Gains or losses from translating foreign currency financial statements are recorded in other comprehensive income. The cumulative translation adjustment included in other comprehensive income for the three months ended March 31, 2005 and March 31, 2004 was $(5) thousand and $35 thousand, respectively.

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

A control system, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the control system are met. Further, the design of a control system must reflect the fact that there are resource constraints, and the benefits of controls must be considered relative to their costs. Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within the Company have been detected. The Company conducts periodic evaluations of its controls to enhance, where necessary, its procedures and controls. Because of the inherent limitations in a cost-effective control system, misstatements due to error or fraud may occur and not be detected. (a) An evaluation was performed under the supervision and with the participation of the Company’s management, including its Chief Executive Officer, and Chief Financial Officer, of the effectiveness of the Company’s disclosure controls and procedures, as such term is defined under Rule 13a- 15(e) promulgated under the Securities Exchange Act of 1934, as amended (the “Exchange Act”) as of March 31, 2004. Based upon that evaluation, the Company’s management, including the Chief Executive Officer and Chief Financial Officer, concluded that the Company’s disclosure controls and procedures are effective to ensure that information required to be disclosed by the Company in reports that it files or submits under the Exchange Act, is recorded, processed, summarized and reported as specified in the Securities and Exchange Commission rules and forms.

PART II. OTHER INFORMATION

ITEM 5. OTHER INFORMATION

None.

ITEM 6. EXHIBITS

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

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

COVALENT GROUP, INC.

Dated: May 16, 2005	By:	/s/ Kenneth M. Borow, M.D.
Kenneth M. Borow, M.D.
President and Chief Executive Officer

Dated: May 16, 2005	By:	/s/ Lawrence R. Hoffman
Lawrence R. Hoffman
Executive Vice President, General Counsel, Secretary and Chief Financial Officer