Form 10-K/A
period 2004-12-31
COVALENT GROUP INC
filed 2005-08-12
CIK 856569

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K/A

(Amendment No. 1)

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2004

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from              to

Commission file number 0-21145

COVALENT GROUP, INC.

(Exact name of registrant as specified in its charter)

Delaware	56-1668867
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

One Glenhardie Corporate Center, 1275 Drummers Lane,

Suite 100, Wayne, Pennsylvania 19087

(Address of principal executive offices) (Zip code)

(610) 975-9533

(Registrant’s telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act: None

Securities registered pursuant to Section 12(g) of the Act:

Common Stock, par value $.001 Par Value

(Title of class)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    ☒  YES    ☐  NO

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§ 229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☐

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Act).    ☐  YES    ☒  NO

The aggregate market value of the common stock held by non-affiliates as of June 30, 2004 was $39,435,533.

As of March 1, 2005, there were 13,499,666 shares of common stock outstanding.

EXPLANATORY NOTE

The purpose of this Amendment No. 1 to the Annual Report on Form 10-K (“Amendment No. 1”) is to file information required by Part III of the Annual Report on Form 10-K. This Amendment No. 1 duplicates information that was disclosed in the definitive proxy statement (the “Proxy Statement”) filed by Covalent Group, Inc. (the “Company”) with the Securities and Exchange Commission (the “SEC”) on May 13, 2005, and this Amendment No. 1 does not update the information disclosed in the Proxy Statement.

PART III

Item 10. Directors and Executive Officers of the Registrant

Directors

The following table sets forth certain information regarding the Company’s Board of Directors:

Name	Age	Director Since	Principal Occupation
Kenneth M. Borow, M.D.	57	1998	President and Chief Executive Officer of the Company
Earl M. Collier, Jr.	57	2002	Executive Vice President, Genzyme Corporation
Scott M. Jenkins	50	2001	President of S.M. Jenkins & Co., General Partner, Jenkins Partners, L.P.
Christopher F. Meshginpoosh	37	2005	Practice Leader, Kreischer Miller

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

Earl M. Collier, Jr. has been a Director since March 2002. Mr. Collier is currently Executive Vice President, Genzyme Corporation. Prior to joining Genzyme in 1997, Mr. Collier was President of Vitas Healthcare Corporation, the largest provider of hospice services in the United States. Previously, Mr. Collier was a partner with the Washington, D.C. based law firm of Hogan and Hartson. He also served as Deputy Administrator for the Health Care Financing Administration during the Carter Administration. Mr. Collier earned a B.A. at Yale University and a J.D. at the University of Virginia Law School.

Scott M. Jenkins has been a Director since October 2001. He is currently President of S. M. Jenkins & Co., which he founded in 1991. S. M. Jenkins & Co. provides a wide range of financial and consulting services to private companies, wealthy family groups and a variety of businesses. In addition, Mr. Jenkins is the General Partner of Jenkins Partners, L.P., which has invested in many early stage, private and public companies. Prior to founding S. M. Jenkins & Co., Mr. Jenkins was with Goldman Sachs & Co., where he worked from 1984 until 1990 when he joined First Boston Corporation. Mr. Jenkins has also served in the not-for-profit healthcare sector as the Chair of the Board of Trustees of the Presbyterian Medical Center of Philadelphia Foundation, which is now part of the University of Pennsylvania Health System.

Christopher F. Meshginpoosh has been a director since April 2005. He is currently Practice Leader, Public Company and Emerging Business Advisory Services for Kreischer Miller. Prior to joining Kreischer Miller, he was Chief Financial Officer and Secretary of Liquent, Inc. from 2000 to 2002. He also was a consultant and subsequently the Vice President of Finance at Luminant Worldwide Corporation from 1999 to 2000. Mr. Meshginpoosh is a certified public accountant and holds a B.S., Accounting from West Chester University.

Executive Officers

The executive officers of the Company as of April 29, 2005 were:

Name	Age	Position(s) Held With Company
Kenneth M. Borow, M.D.	57	President, Chief Executive Officer, Director

Lawrence R. Hoffman	50	Executive Vice President, General Counsel, Secretary and Chief Financial Officer

Alison O’Neill	40	Senior Vice President, Clinical Operations

Kenneth M. Borow, M.D. has been President and Chief Executive Officer of the Company since January 2000. Please see “Election of Directors” above for a description of the biography of Dr. Borow.

Lawrence R. Hoffman joined the Company in July 2004 as Executive Vice President and Chief Financial Officer. In February 2005, he was promoted to Executive Vice President, General Counsel, Secretary and Chief Financial Officer. From January 2003 to July 2004, Mr. Hoffman was an independent financial consultant. From July 2000 to January 2003, he was Vice President and Chief Financial Officer of Cytogen Corporation a publicly traded biopharmaceutical company. From April 1998 to July 2000, Mr. Hoffman was Vice President and Chief Financial Officer of the Liposome Company, a publicly traded biopharmaceutical company which was sold to Elan PLC in May 2000.

Mr. Hoffman is a certified public accountant and attorney with a J.D. from Temple University School of Law, and an LLM (Taxation) from Villanova University School of Law. He received his B.S. with a major in accounting from LaSalle University.

Alison O’Neill has been Senior Vice President, Clinical Operations since January 1, 2004. Mrs. O’Neill previously served as Vice President of Global Project Management from April 2001 until December 31, 2003. From 1996 to April 2001, Mrs. O’Neill was employed with Ingenix Pharmaceutical Services (successor to ClinPharm Ltd.), culminating as Senior Director, Clinical Operations. Mrs. O’Neill has 22 years of experience in the pharmaceutical industry both in pharma companies and contract research organizations and has worked across therapeutic areas and phases of development.

Audit Committee and Audit Committee Financial Expert

The Company has a separately-designated Audit Committee of the Board of Directors. In 2004, the Audit Committee was composed of Thomas E. Hodapp (Chairman), Earl M. Collier, Jr., and Scott M. Jenkins. Mr. Hodapp resigned from the Board of Directors in February 2005. Upon Mr. Hodapp’s resignation, Mr. Jenkins became acting Chairman of the Audit Committee. Mr. Meshginpoosh joined the Board of Directors in April 2005 and concurrently was appointed Chairman of the Audit Committee. Each member of the Audit Committee is “independent” as defined in the Securities Exchange Act of 1934, as amended (the “Exchange Act”), and applicable rules of The Nasdaq Stock Market. The Board of Directors has determined that Mr. Meshginpoosh is an “audit committee financial expert” as defined in the SEC rules under the Sarbanes-Oxley Act of 2002.

Section 16(a) Beneficial Ownership Reporting Compliance

Section 16(a) of the Exchange Act requires the Company’s executive officers and directors to file initial reports of ownership and reports of change of ownership with the SEC. Executive officers and directors are required by SEC regulations to furnish the Company with copies of all Section 16(a) forms they file. Based solely upon a review of copies of reports furnished to the Company during the fiscal year ended December 31, 2004, all executive officers and directors were in compliance except for Alison O’Neill who inadvertently filed a Form 3 late when she became an executive officer.

Code of Ethics for Senior Financial Officers

The Board of Directors is committed to ethical business practices. The Company adopted a corporate code of ethics in September 2004. The code of ethics applies to all of the Company’s employees and directors and includes the code of ethics for the Company’s principal executive officer, principal financial officer, principal accounting officer or controller within the meaning of the SEC regulations adopted under the Sarbanes-Oxley Act of 2002. The Company’s corporate code of ethics is posted under the Investor Relations section of its website at: www.covalentgroup.com. Please note that none of the information on the Company’s website is incorporated by reference in this document.

Item 11. Executive Compensation

Summary Compensation Table

The following table sets forth the total compensation paid by the Company to the Chief Executive Officer and the two other most highly compensated individuals who served as executive officers in 2004 and were paid more than $100,000 in salary and bonus for 2004 (the “Named Executive Officers”):

Long-Term Compensation

Annual Compensation

Name and Principal Position	Year	Salary	Bonus	Shares Underlying Options(#)	All Other Compensation(1)
Kenneth M. Borow, M.D. President and Chief Executive Officer	2004 2003 2002	$331,852 340,813 262,500	— — —	— — —	$1,656 1,406 —

John R. Hall, MB., ChB. (2) Vice President and Managing Director, International Clinical Operations	2004 2003 2002	$274,548 256,621 216,418	— — —	— 50,000 —	$22,494 12,263 21,203	(3) (3) (3)

Alison O’Neill (4) Senior Vice President, Clinical Operations	2004	$198,096	—	25,000	$50,113	(5)

(1)	Represents Company matching contributions under the Company’s employee’s savings (401K) plan.
(2)	Dr. Hall’s annual salary for 2004 was based on an average conversation rate of $1.84 USD per 1.00 British pound sterling. Dr. Hall’s employment with the Company terminated on September 10, 2004. Dr. Hall received a severance payment of $70,179 in connection with the termination of his employment which is included in his 2004 compensation.
(3)	Includes Company contributions to a pension plan of $11,278 in 2002, $12,263 in 2003 and $10,350 in 2004, and payments for a car allowance, $9,925 in 2002 and $12,144 in 2004. Dr. Hall’s pension plan and car allowance contributions for 2004 are based on a conversation rate of $1.84 USD per 1.00 British pound sterling.
(4)	Ms. O’Neill was promoted to Senior Vice President, Global Operations effective January 2, 2004. Effective June 1, 2004 she relocated to the United States from the Company’s United Kingdom office. From January through May 2004, she was paid in British pound sterling. The salary payments she received in British pound sterling were converted to USD at a conversion rate of $1.84 USD per 1.00 British pound sterling.
(5)	Includes Company contributions to a pension plan, $3,809 in 2004, and payments for a car allowance, $3,680 in 2004. Ms. O’Neill’s pension plan and car allowance contributions for 2004 are based on a conversion rate of $1.84 USD per 1.00 British pound sterling. Also included are $42,624 of moving expenses in connection with Ms. O’Neill’s relocation to the United States from the United Kingdom.

Option Grant Table

The following table provides information about grants of stock options made during 2004 to each of the Named Executive Officers:

Individual Grants

Name	Number of Shares Underlying Options Granted (1)	Percentage of Total Options Granted to Employees	Exercise Price	Expiration Date	Potential Realizable Value at Assumed Annual Rates of Stock Price Appreciation of Option Term(2) 5%/10%
Kenneth M. Borow, M.D.	—	—	—	—	—
John R. Hall, M.B., ChB.	—	—	—	—	—
Alison O’Neill	25,000	9.1%	2.60	1/2/2009	$17,958/$39,683

(1)	Each option has a term of five years from the date of grant and vests 33% over a three-year period, beginning on the first anniversary of the date of grant.
(2)	The amounts shown are hypothetical gains based on the indicated assumed rates of appreciation of Common Stock compounded annually for a five-year period. There can be no assurance that the Common Stock will appreciate in value at any particular rate or at all in future years.

Aggregated Fiscal Year-End Option Values

The following table presents certain information with respect to the exercise of options during 2004 by the Named Executive Officers and the number and value at December 31, 2004, of options held by each of the Named Executive Officers. The value actually realized upon future option exercises by the Named Executive Officers will depend on the value of the Common Stock at the time of exercise.

Name	Shares Acquired On Exercise (#)	Value Realized($)	Number of Shares Underlying Unexercised Options Exercisable/ Unexercisable	Values of Unexercised In-The-Money Options (1) Exercisable/ Unexercisable
Kenneth M. Borow, M.D.	—	—	540,000/10,000	$24,500/$6,125
John R. Hall, M.B., ChB.	63,417	84,019	—	—
Alison O’Neill	—	—	22,134/50,866	$2,867/$5,733

(1)	Based on the closing price of $2.55 of the Common Stock on the Nasdaq SmallCap Market on December 31, 2004, net of the exercise price.

Employment Agreements

We entered into an employment agreement with Dr. Borow, as of March 31, 2003. Pursuant to the employment agreement (which replaced a prior agreement), which has a term of three years expiring March 31, 2006, Dr. Borow received an annual base salary of $325,000, subject to increases in each subsequent year tied to increases in the consumer price index. In addition, the Company paid to Dr. Borow the sum of $35,937 in 2003 (which is the difference between the base salary actually paid for the period February 1, 2002 through January 31, 2003 and the base salary he would have been paid had his base salary been equal to $300,000). Pursuant to the employment agreement, Dr. Borow is eligible to receive an annual bonus of up to 50% of his base salary, depending upon the Company’s attainment of its operating goals and his individual performance. Up to one-half of Dr. Borow’s maximum annual bonus is based on objective tests and up to one-half of his maximum bonus is determined in the sole discretion of the Compensation Committee. Under certain circumstances relating to the termination of Dr. Borow’s employment, the Company may be obligated to pay Dr. Borow severance compensation for up to one year (at a rate equal to his then base salary) and, in such event, the Company also would be obligated to continue group health coverage for Dr. Borow for a period of one year and, to the extent not already vested, of all of Dr. Borow’s stock options would vest. In addition, if a “change in control” (as defined in the agreement) occurs during the term of Dr. Borow’s employment agreement (or within one year thereafter under certain circumstances), the Company would be obligated to pay Dr. Borow a change in control payment in an amount ranging from one to five times his then base salary, depending upon the growth in stockholder value as reflected by the trading price of the Company’s common stock (or, under certain circumstances, the amount of the consideration to be received by the stockholders in such transaction).

We do not have employment agreements with any other current executive officers.

Compensation of Directors

Non-employee directors receive $37,500 per year for their service as directors paid at the rate of $3,125 per month, and are reimbursed for reasonable expenses incurred in connection with attendance at meetings of the Board. Non-employee directors who are Chairmen of the Audit and Compensation Committees receive an annual option grant to purchase 25,000 shares of Common Stock. All other non-employee directors receive an annual option grant to purchase 20,000 shares of Common Stock. The option grant vests pursuant to the terms of the Company’s stock option plans.

Compensation Committee Interlocks and Insider Participation

The Compensation Committee currently consists of Scott M. Jenkins (Chairman) and Earl M. Collier, Jr., each of whom is a non-employee director. There are no compensation committee interlocks between the Company and any other entity involving the Company’s or such other entity’s executive officers or board members.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

Information in response to Item 201 of Regulation S-K related to the Company’s equity compensation plans was included in “Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters” of Form 10-K filed with the SEC on March 30, 2005 and is incorporated herein by reference.

The following table sets forth, as of April 29, 2005, certain information with regard to beneficial ownership of outstanding shares of the Company’s Common Stock by (i) each director and Named Executive Officer individually, (ii) all executive officers and directors of the Company as a group, and (iii) each person known by the Company to beneficially own five percent or more of the outstanding shares of the Company’s Common Stock:

Name of Beneficial Owner(1)(2)	Number of Shares		Percentage of Outstanding Shares
Kenneth M. Borow, M.D.	979,568	(3)(4)	7.26%

Earl M. Collier, Jr.	72,500	(3)	*

John R. Hall	-0-	(5)

Scott M. Jenkins	102,200	(3)	*

Alison O’Neill	43,401	(3)	*

All executive officers and directors as a group (seven persons)	1,197,669	(3)	8.88%

Richard D. Propper, M.D. 4350 La Jolla Village Dr., Suite 970 San Diego, CA 92121	821,148	(6)	6.08%

Hassan Nemazee 777 Park Avenue New York, NY 10021	1,033,010	(7)	7.65%

Houston Ventures, Inc. 720 Fifth Avenue New York, NY 10019	1,000,000	(8)	7.41%

IronBridge Capital Management, LLC One Parkview Plaza, Suite 600 Oakbrook Terrace, IL 60181	689,968	(9)	5.11%

Strong Capital Management 100 Heritage Reserve Menomonee Falls, WI 53051	1,507,283	(10)	11.17%

Wells Fargo & Company 525 Market Street San Francisco, CA 94105	1,752,290	(11)	12.98%

*	Less than 1% of the outstanding Common Stock.

(1)	Unless otherwise noted, the Company believes that all persons have sole voting and investment power with respect to all shares of Common Stock beneficially owned by them.
(2)	Unless otherwise noted, the address of such persons is: c/o Covalent Group, Inc., One Glenhardie Corporate Center, 1275 Drummers Lane, Wayne, PA 19087.
(3)	The amounts shown include shares of Common Stock which may be acquired currently or within 60 days of April 29, 2005 through the exercise of stock options, as follows: Dr. Borow—50,000 shares; Mr. Collier—72,500 shares; Mr. Jenkins—82,500 shares; Mrs. O’Neill—43,401 shares; and all current executive officers and directors as a group—248,401 shares.
(4)	Includes 39,000 shares owned indirectly that are held by certain members of Dr. Borow’s immediate family and over which Dr. Borow has sole investment and voting power. Of the shares owned by Dr. Borow, 460,000 shares have been pledged as collateral for a promissory note to Richard D. Propper, M.D. payable in August 2005.
(5)	John R. Hall served as Vice President and Managing Director, International Clinical Operations until his employment with the Company terminated on September 10, 2004.
(6)	As per the Schedule 13G filed by Richard Propper on February 10, 2005.
(7)	As per the Schedule 13D/A filed by Hassan Nemazee on February 4, 2000, includes 500,000 shares of Common Stock owned by Houston Ventures, Inc. as to which Hassan Nemazee has joint power, as well as 33,010 shares held by Mr. Nemazee’s children.
(8)	As per the Schedule 13D/A field by Houston Ventures, Inc. on February 4, 2000, includes beneficial ownership of 500,000 share of Common Stock otherwise beneficially owned by Hassan Nemazee.
(9)	As per the Schedule 13G filed by IronBridge Capital Management, LLC on February 11, 2005.
(10)	As per the Schedule 13G filed by Strong Capital Management, Inc. on February 11, 2005.
(11)	As per the Schedule 13G filed by Wells Fargo & Company on February 18, 2005.

Item 13. Certain Relationships and Related Transactions

There were no relationships or related transactions among the Company, its executive officers or directors or such other entity & executive officers or board members that are required to be disclosed.

Item 14. Principal Accountant Fees and Services

Deloitte & Touche LLP served as the Company’s independent public accountants for the fiscal year ended December 31, 2004. One or more representatives of Deloitte & Touche LLP are expected to be present at the Meeting, and will have the opportunity to make a statement if they desire to do so and will be available to respond to appropriate questions. During the fiscal years ended December 31, 2004 and 2003, fees in connection with services rendered by Deloitte & Touche LLP were:

Fee Category	Fiscal 2004	Fiscal 2003
Audit Fees	$248,700	$279,000
Audit-Related Fees	$32,000	$35,000
Tax Fees	$43,800	$36,000
All Other Fees	$7,800	—
Total	$332,300	$350,000

Audit fees consisted of fees for the audit of the Company’s annual financial statements and review of quarterly financial statements as well as services normally provided in connection with statutory and regulatory filings or engagements, consents and assistance with and review of the Company’s documents filed with the SEC. Audit-related fees consist of the audit of the Company’s operations in the UK. Tax fees consisted primarily of fees for tax compliance, tax advice and tax planning services. Except as set forth above, the Company made no other payments to Deloitte & Touche LLP for services rendered during fiscal 2004.

Policy for Pre-Approval of Audit and Non-Audit Services

The Audit Committee’s Charter includes a formal policy concerning the pre-approval of audit and non-audit services to be provided by the independent accountants to the Company. The policy requires that all services to be performed by Deloitte & Touche LLP, including audit services, audit-related services and permitted non-audit services, be pre-approved by the Audit Committee. The Audit Committee may delegate pre-approval authority to the Chairman of the Audit Committee. All services rendered by Deloitte & Touche LLP are permissible under applicable laws and regulations, and the Audit Committee pre-approved all audit, audit-related and non-audit services performed by Deloitte & Touche LLP during fiscal 2004. The Audit Committee considered whether the provision of services other than the audit services (as specified above) was compatible with maintaining Deloitte & Touche LLP’s independence and determined that provision of such services has not adversely affected Deloitte & Touche LLP’s independence.

PART IV

Item 15. Exhibits and Financial Statement Schedules

Exhibit Number	Description
31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

COVALENT GROUP, INC.

Dated: August 12, 2005

	By:	/s/ Kenneth M. Borow, M.D.
Kenneth M. Borow, M.D.
President, Chief Executive Officer and Director

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Dated: August 12, 2005

	By:	/s/ Kenneth M. Borow, M.D.
Kenneth M. Borow, M.D.
President, Chief Executive Officer and Director

Dated: August 12, 2005

	By:	/s/ Lawrence R. Hoffman
Lawrence R. Hoffman
Executive Vice President and Chief Financial Officer

Dated: August 12, 2005

	By:	/s/ Scott M. Jenkins
Scott M. Jenkins
Director

Dated: August 12, 2005

	By:	/s/ Earl M. Collier, Jr.
Earl M. Collier, Jr.
Director

Dated: August 12, 2005

	By:	/s/ Christopher F. Meshginpoosh
Christopher F. Meshginpoosh
Director

EXHIBIT INDEX

Exhibit Number	Description
31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002