Form 10-Q
period 2005-06-30
COVALENT GROUP INC
filed 2005-08-12
CIK 856569

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2005.

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

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: As of July 29, 2005, there were 13,501,333 shares of Covalent Group, Inc. common stock outstanding, par value $.001 per share, excluding 152,932 shares in treasury.

COVALENT GROUP, INC.

PART I. FINANCIAL INFORMATION

ITEM 1. CONSOLIDATED CONDENSED FINANCIAL STATEMENTS (UNAUDITED)

Covalent Group, Inc.

Consolidated Condensed Balance Sheets

	June 30, 2005	December 31, 2004
Assets
Current Assets
Cash and cash equivalents	$4,765,827	$3,165,986
Restricted cash	142,970	145,612
Accounts receivable, less allowance of $35,093 and $40,000 at June 30, 2005 and December 31, 2004, respectively	4,019,358	5,209,950
Prepaid expenses and other	294,786	158,287
Prepaid taxes	1,049,076	1,132,315
Costs and estimated earnings in excess of related billings on uncompleted contracts	687,915	1,667,947

Total Current Assets	10,959,932	11,480,097

Property and Equipment, Net	1,097,998	1,321,139
Other Assets	21,665	21,665

Total Assets	$12,079,595	$12,822,901

Liabilities and Stockholders’ Equity
Current Liabilities
Accounts payable	$524,345	$1,101,788
Accrued expenses	144,229	392,385
Obligations under capital leases	24,977	23,709
Billings in excess of related costs and estimated earnings on uncompleted contracts	2,413,861	1,770,275
Customer advances	1,175,692	1,080,469

Total Current Liabilities	4,283,104	4,368,626

Long Term Liabilities
Obligations under capital leases	50,495	63,309
Other liabilities	523,539	581,710

Total Long Term Liabilities	574,034	645,019

Total Liabilities	4,857,138	5,013,645

Stockholders’ Equity
Common stock, $.001 par value 25,000,000 shares authorized, 13,501,201 and 13,495,534 shares issued and outstanding respectively	13,502	13,496
Additional paid-in capital	12,028,496	12,017,822
Accumulated deficit	(4,514,922)	(3,933,377)
Accumulated other comprehensive income	154,355	170,289

Less:	7,681,431	8,268,230
Treasury stock, at cost, 152,932 shares	(458,974)	(458,974)

Total Stockholders’ Equity	7,222,457	7,809,256

Total Liabilities and Stockholders’ Equity	$12,079,595	$12,822,901

See accompanying notes to the consolidated condensed financial statements.

Covalent Group, Inc.

Consolidated Condensed Statements of Operations

	Three months ended June 30,		Six months ended June 30,
	2005	2004	2005	2004
Net revenue	$2,328,379	$3,778,774	$5,541,908	$9,061,359
Reimbursement revenue	328,554	2,618,378	1,002,826	4,258,511

Total Revenue	2,656,933	6,397,152	6,544,734	13,319,870

Operating Expenses
Direct	1,744,915	4,002,847	3,787,683	7,678,427
Reimbursement out-of-pocket expenses	328,554	2,618,378	1,002,826	4,258,511
Selling, general and administrative	952,954	1,547,032	2,099,293	2,870,492
Depreciation and amortization	132,232	180,095	269,757	433,975

Total Operating Expenses	3,158,655	8,348,352	7,159,559	15,241,405

Loss from Operations	(501,722)	(1,951,200)	(614,825)	(1,921,535)

Interest Income	21,253	926	38,361	1,683
Interest Expense	(2,605)	(2,656)	(5,082)	(5,484)

Net Interest Income (Expense)	18,648	(1,730)	33,279	(3,801)

Loss before Income Taxes	(483,074)	(1,952,930)	(581,546)	(1,925,336)
Income Tax Benefit	—	(506,200)	—	(505,711)

Net Loss	$(483,074)	$(1,446,730)	$(581,546)	$(1,419,625)

Net Loss per Common Share

Basic	$(0.04)	$(0.11)	$(0.04)	$(0.11)
Diluted	$(0.04)	$(0.11)	$(0.04)	$(0.11)

Weighted Average Common and Common Equivalent Shares Outstanding
Basic	13,348,441	13,213,297	13,345,521	13,147,924
Diluted	13,348,441	13,213,297	13,345,521	13,147,924

See accompanying notes to the consolidated condensed financial statements.

Covalent Group, Inc.

Consolidated Condensed Statements of Cash Flows

	Six Months Ended June 30,
	2005	2004
Operating Activities:

Net loss	$(581,546)	$(1,419,625)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation and amortization	269,757	433,975
Changes in assets and liabilities;
Restricted cash	2,642	(278,498)
Accounts receivable	1,190,592	511,119
Prepaid expenses and other	(136,499)	(115,544)
Prepaid Taxes	83,239	(270,943)
Costs and estimated earnings in excess of related billings on uncompleted contracts	980,032	3,314,396
Accounts payable	(577,442)	475,644
Accrued expenses	(248,156)	106,710
Other Liabilities	(58,171)	(58,170)
Billings in excess of related costs and estimated earnings on uncompleted contracts	643,586	(44,276)
Customer advances	95,223	(1,036,797)

Net Cash Provided by Operating Activities	1,663,257	1,617,991

Investing Activities:

Purchases of property and equipment	(46,616)	(82,151)

Net Cash Used In Investing Activities	(46,616)	(82,151)

Financing Activities:
Repayments under capital leases	(11,546)	(13,310)
Proceeds from exercise of stock options	10,680	607,829

Net Cash Provided (Used) By Financing Activities	(866)	594,519

Effect of Exchange Rate Changes on Cash and Cash Equivalents	(15,934)	26,360

Net Increase In Cash and Cash Equivalents	1,599,841	2,159,719

Cash and Cash Equivalents, Beginning of Period	3,165,986	2,069,687

Cash and Cash Equivalents, End of Period	$4,765,827	$4,226,406

See accompanying notes to the consolidated condensed financial statements.

Covalent Group, Inc.

Notes to Consolidated Condensed Financial Statements

(Unaudited)

1.	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES:

Basis of Presentation

The accompanying unaudited financial statements for the three and six months ended June 30, 2005 and June 30, 2004 have been prepared in accordance with accounting principles generally accepted in the United States of America (“generally accepted accounting principles”) for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (primarily consisting of normal recurring adjustments) considered necessary for a fair presentation have been included. Operating results for the three and six months ended June 30, 2005 may not necessarily be indicative of the results that may be expected for other quarters or for the year ending December 31, 2005. For further information, refer to the financial statements and footnotes thereto included in our Annual Report on Form 10-K for the year ended December 31, 2004.

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

Consolidation

The consolidated financial statements as of June 30, 2005 and December 31, 2004 and for the three and six months ended June 30, 2005 and 2004 include our accounts and the accounts of our wholly-owned subsidiaries. Intercompany transactions and balances have been eliminated in consolidation.

Restricted Cash

We received advance payments from one of our clients as part of a long-term contract, which included a separate restricted cash account to be utilized for payment of investigator fees. As of June 30, 2005 and December 31, 2004, this restricted cash amount was $143 thousand and $146 thousand, respectively. This amount is also included in customer advances in the accompanying balance sheets.

Accounts Receivable

Accounts receivable, net of an allowance for doubtful accounts, consists of customer billings pursuant to contractual terms related to work performed as of June 30, 2005. In general, amounts become billable upon the achievement of milestones or in accordance with predetermined payment schedules set forth in the contracts with our clients. A portion of the balance represents amounts billed subsequently to the balance sheet date. Accounts receivable included $3.5 million and $4.9 million billed to customers as of June 30, 2005 and December 31, 2004, respectively, and $500 thousand and $300 thousand that was billable to clients pursuant to contractual terms and invoiced subsequent to June 30, 2005 and December 31, 2004, respectively.

Our accounts receivable and costs and estimated earnings in excess of related billings on uncompleted contracts are concentrated with a small number of companies within the pharmaceutical, biotechnology and medical device industries. The significant majority of this exposure is to large, well established firms. Credit losses have historically been minimal. As of June 30, 2005, the total of accounts receivable and costs and estimated earnings in excess of related billings on uncompleted contracts was $4.7 million. Of this amount, the exposure to our three largest clients was 79% of the total, with the three largest clients representing 45%, 20%, and 14% of total exposure, respectively. As of June 30, 2004, the total of accounts receivable and costs and estimated earnings in excess of related billings on uncompleted contracts was $10.6 million. Of this amount, the exposure to our three largest clients was 66% of the total, with the three largest clients representing 36%, 21%, and 9% of total exposure, respectively.

Revenue Recognition

The majority of our net revenue is recognized from fixed-price contracts on a proportional performance basis. To measure the performance, we compare actual direct costs incurred to estimated total contract direct costs, which we believe is the best indicator of the performance of the contract obligations as the costs relate to the labor hours incurred to perform the service. Total direct costs are incurred for each contract and compared to estimated total direct costs for each contract to determine the percentage of the contract that is completed. This percentage is multiplied by the estimated total contract value to determine the amount of net revenue recognized. A formal project review process takes place quarterly although most projects are evaluated on an ongoing basis. Management reviews the estimated total direct costs on each contract to determine if estimated amounts are correct and estimates are adjusted as needed. If we determine that a loss will result from the performance of a fixed-price contract, the entire amount of the estimated loss is charged against income in the period in which such determination is made. Because of the inherent uncertainties in estimating direct costs required to complete a project, particularly complex, multi-year studies, it is possible that the estimates used will change and could result in a material change to our estimates of contract profitability. Original estimates might also be changed due to changes in the scope of work. We attempt to negotiate contract amendments with the client to cover these services provided outside the terms of the original contract. There can be no assurance that the client will agree to the proposed amendments, and we ultimately bear the risk of cost overruns. For terminated studies, our contracts frequently entitle us to receive the costs of winding down the terminated project, as well as all fees earned by us up to the time of termination.

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

As is customary in the industry, we exclude from revenue and expense in the Consolidated Statements of Operations fees paid to investigators and the associated reimbursement since we act as an agent on behalf of our clients with regard to investigators. These investigator fees are not reflected in our Net Revenue, Reimbursement Revenue, Reimbursement Out-of-Pocket Expenses, and/or Direct Expenses. The amounts of these investigator fees were $267 thousand and $1.1 million for the three and six months ended June 30, 2005, respectively. For the three and six months ended June 30, 2004, investigator fees were $1.6 million and $2.7 million, respectively.

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

The following table illustrates the effect on net income and earnings per share if we had applied the fair value recognition provisions of SFAS No. 123, “Accounting for Stock-Based Compensation” to stock-based employee compensation:

	Three months ended June 30,		Six months ended June 30,
	2005	2004	2005	2004
Net Loss - as reported	$(483,074)	$(1,446,730)	$(581,546)	$(1,419,625)

Deduct: Pro forma stock-based compensation expense determined under the fair value method	(59,341)	(51,256)	(111,140)	(103,817)

Pro forma Net Loss	$(542,415)	$(1,497,986)	$(692,686)	$(1,523,442)

Net Loss Per Share
Basic - as reported	$(0.04)	$(0.11)	$(0.04)	$(0.11)
Basic - pro forma	$(0.04)	$(0.11)	$(0.05)	$(0.12)

Diluted - as reported	$(0.04)	$(0.11)	$(0.04)	$(0.11)
Diluted - pro forma	$(0.04)	$(0.11)	$(0.05)	$(0.12)

For purposes of determining the pro forma amounts, the fair value of each option grant is estimated on the date of grant using the Black-Scholes option pricing model with the following assumptions:

	Three months ended June 30,		Six months ended June 30,
	2005	2004	2005	2004
Risk-free interest rate	3.63% - 4.12%	3.58% - 3.91%	3.63% - 4.17%	2.85% - 3.91%
Expected dividend yield	—	—	—	—
Expected life	5 years	5 years	5 years	5 years
Expected volatility	55%	47%	55%	47%

Based upon the above assumptions, the weighted average fair value of the stock options granted for the three and six months ended June 30, 2005 was $1.13 and $1.16, respectively. For the three and six months ended June 30, 2004 the weighted average fair value of the stock options granted was $1.75 and $1.17, respectively. Because additional option grants are expected to be made, the above pro forma disclosures are not representative of pro forma effects on reported net income for future periods.

Reclassifications

Certain prior year balances have been reclassified to conform to the current year presentation.

2.	RECENTLY ISSUED ACCOUNTING STANDARDS:

In December 2004, the FASB issued SFAS No. 123 (R), “Share Based Payment.” Statement No. 123 (R) requires all entities to recognize compensation expense in an amount equal to the fair value of share based payments granted to employees. This statement is effective for the first fiscal year beginning after June 15, 2005. The Company will adopt Statement No. 123 (R) beginning with the first quarter of fiscal 2006. Adoption of the statement will require the Company to record compensation expense relating to the issuance of employee stock options. Currently, the Company follows APB No. 25 which does not require the recognition of compensation expense relating to the issuance of stock options so long as the quoted market price of our stock at the date of grant is less than or equal to the amount an employee must pay to acquire the stock. We are currently evaluating the impact the adoption of this statement will have on its consolidated financial position and results of operations.

3.	EARNINGS PER SHARE

Earnings per share is calculated in accordance with SFAS No. 128, “Earnings Per Share.” Basic earnings per share is computed by dividing net income for the period by the weighted average number of common shares outstanding during the period. Diluted earnings per share is computed by dividing net income by the weighted average number of common shares plus the dilutive effect of outstanding stock options under our equity incentive plans. Stock options outstanding that are not included in the table below because of their anti-dilutive effect for the three and six months ended June 30, 2005 were 591,763 and 566,680 respectively. Stock options outstanding that are not included in the table below because of their anti-dilutive effect for the three and six months ended June 30, 2004 were 600,500 and 600,900 respectively.

The net loss and weighted average common and common equivalent shares outstanding for purposes of calculating net loss per common share were computed as follows:

Net Loss Per Common Share & Common Equivalent Share

	Three Months Ended June 30,		Six Months Ended June 30,
	2005	2004	2005	2004
Net Loss	$(483,074)	$(1,446,730)	$(581,546)	$(1,419,625)

Weighted average number of common shares outstanding used in computuing basic earnings per share	13,348,441	13,213,297	13,345,521	13,147,924
Dilutive effect of stock options outstanding	—	—	—	—
Weighted average shares used in computing diluted earnings per share	13,348,441	13,213,297	13,345,521	13,147,924

Basic & Diluted loss per share	$(0.04)	$(0.11)	$(0.04)	$(0.11)

4.	COMPREHENSIVE INCOME

A reconciliation of comprehensive income in accordance with SFAS No. 130, “Reporting Comprehensive Income” is as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2005	2004	2005	2004
Net Loss	$(483,074)	$(1,446,730)	$(581,546)	$(1,419,625)

Foreign currency translation adjustment	(10,571)	(9,074)	(15,934)	26,360

Comprehensive Loss	$(493,645)	$(1,455,804)	$(597,480)	$(1,393,265)

5.	SEGMENT INFORMATION

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

The following table summarizes the distribution of net revenue and contracts with significant clients:

	Three Months Ended June 30,				Six Months Ended June 30,
	2005		2004		2005		2004
	% of Revenues	Number of Contracts	% of Revenues	Number of Contracts	% of Revenues	Number of Contracts	% of Revenues	Number of Contracts
Client A	38%	2	32%	3	32%	4	28%	3
Client B	28%	3	17%	1	19%	3	14%	1
Client C	16%	5	17%	1	17%	7	11%	2
Client D			11%	1	10%	3
Client E					10%	1

Top Clients	82%	10	77%	6	88%	18	53%	6

Client A, B, C, D and E in the table above represent the largest clients for each period, but do not represent the same client for each year shown.

The following table summarizes the distribution of net revenues from external clients by geographical area:

Three Months Ended June 30,
2005			2004
U.S	Europe	Total	U.S	Europe	Total
$2,226,463	$101,916	$2,328,379	$3,692,450	$86,324	$3,778,774

Six Months Ended June 30,
2005			2004
U.S	Europe	Total	U.S	Europe	Total
$5,094,257	$447,651	$5,541,908	$8,448,494	$612,866	$9,061,359

6.	LINE OF CREDIT

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

No income tax payments were required for the three and six months ended June 30, 2005. For the three and six months ended June 30, 2004, cash paid for income taxes was approximately $254 thousand and $262 thousand, respectively. Cash paid for interest for the three and six months ended June 30, 2005 was approximately $3 thousand and $5 thousand, respectively. We did not enter into any capital lease obligations during the three and six months ended June 30, 2005 or June 30, 2004. We did not acquire any property and equipment through leasing arrangements during the three months and six months ended June 30, 2005 and ended June 30, 2004.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

In this discussion, the terms “Company,” “we,” “us” and “our” refer to Covalent Group, Inc. and our consolidated subsidiaries, except where it is made clear otherwise.

Forward Looking Statements

When used in this Report on Form 10-Q and in other public statements, both oral and written, by the Company and Company officers, the words “estimate,” “project,” “expect,” “intend,” “believe,” “anticipate” and similar expressions are intended to identify forward-looking statements regarding events and trends that may affect our future operating results and financial position. Such statements are subject to risks and uncertainties that could cause our actual results and financial position to differ materially. Such factors include, among others: (i) our success in attracting new business and retaining existing clients and projects; (ii) the size, duration and timing of clinical trials we are currently managing may change unexpectedly; (iii) the termination, delay or cancellation of clinical trials we are currently managing could cause revenues to decline unexpectedly; (iv) the timing difference between our receipt of contract milestone or scheduled payments and our incurring costs to manage these trials; (v) outsourcing trends in the pharmaceutical, biotechnology and medical device industries; (vi) our ability to maintain profit margins in a competitive marketplace; (vii) our ability to attract and retain qualified personnel; (viii) the sensitivity of our business to general economic conditions; (ix) other economic, competitive, governmental and technological factors affecting our operations, markets, products, services and prices; (x) announced awards received from existing and potential customers are not definitive until fully negotiated contracts are executed by the parties; and (xi) our backlog may not be indicative of future results and may not generate the revenues expected. We undertake no obligation to publicly release the result of any revision of these forward-looking statements to reflect events or circumstances after the date they are made or to reflect the occurrence of unanticipated events. Please refer to the section entitled “Risk Factors that Might Affect our Business or Stock Price” beginning on page 9 on our annual report on Form 10-K for the year ended December 31, 2004 for a more complete discussion of factors which could cause our actual results and financial position to change.

Overview

We are a clinical research organization (“CRO”) which we believe is a leader in the design and management of complex clinical trials for the pharmaceutical, biotechnology and medical device industries. Our mission is to provide our clients with high quality, full-service support for their clinical trials. We offer therapeutic expertise, experienced clinical trial management and advanced technologies. Our headquarters is in Wayne, Pennsylvania and our international operations are based in Guildford, Surrey, United Kingdom.

Our clients consist of many of the largest companies in the pharmaceutical, biotechnology and medical device industries. From protocol design and clinical program development, to proven patient recruitment, to managing the regulatory approval process, we have the resources to directly implement or manage Phase I through Phase IV clinical trials and to deliver clinical programs on time and within budget. We have clinical trial experience across a wide variety of therapeutic areas, such as cardiovascular, nephrology, endocrinology/metabolism, diabetes, neurology, immunology, vaccines, infectious diseases, gastroenterology, dermatology, hepatology, womens’ health and respiratory medicine. We have the capacity and expertise to conduct clinical trials on a global basis.

General

The information set forth and discussed below for the three and six months ended June 30, 2005 and 2004 is derived from the Consolidated Condensed Financial Statements included elsewhere herein. The financial information set forth and discussed below is unaudited but, in the opinion of management, reflects all adjustments (primarily consisting of normal recurring adjustments) necessary for a fair presentation of such information. The results of our operations for a particular quarter may not be indicative of results expected during the other quarters or for the entire year.

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

Our backlog was approximately $20 million as of June 30, 2005 as compared to $19 million as of June 30, 2004. Our backlog consists of anticipated net revenue from signed contracts, letters of intent and certain verbal commitments that either have not started but are anticipated to begin in the near future or are in process and have not yet been completed. Many of our studies and projects are performed over an extended period of time, which may be several years. Amounts included in backlog have not yet been recognized as net revenue in our Consolidated Statements of Operations. Once contracted work begins, net revenue is recognized over the life of the contract on a proportional performance basis. The recognition of net revenue and contract terminations, if any, reduces our backlog while the awarding of new business increases our backlog. For the six months ended June 30, 2005 we obtained approximately $10.7 million of new business awards as compared to approximately $18.9 million for the six months ended June 30, 2004.

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

Percentage of Net Revenue, Excluding Reimbursable Out-of-Pocket Expenses

	Three months ended June 30,		Six months ended June 30,
	2005	2004	2005	2004
Net revenue	100.0%	100.0%	100.0%	100.0%
Operating Expenses
Direct	74.9%	105.9%	68.3%	84.7%
Selling, general and administrative	40.9%	40.9%	37.9%	31.7%
Depreciation and amortization	5.7%	4.8%	4.9%	4.8%
Loss from Operations	-21.6%	-51.7%	-11.1%	-21.2%
Net Loss	-20.7%	-38.3%	-10.5%	-15.7%

Contractual Obligations and Commitments

We did not enter into any capital lease obligations during the three and six months ended June 30, 2005 and 2004. We are committed under a number of non-cancelable operating leases, primarily related to office space and other office equipment.

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

In 2005, we anticipate capital expenditures of approximately $100 thousand—$150 thousand for leasehold improvements, software applications, workstations, personal computer equipment and related assets. A significant portion of our service agreement commitments, which are primarily comprised of investigator payments, are expected to be reimbursed under agreements with clients. There have been no material changes to the above data since December 31, 2004.

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

Revenue Recognition

The majority of our net revenue is recognized from fixed-price contracts on a proportional performance basis. To measure the performance, we compare actual direct costs incurred to estimated total contract direct costs, which we believe is the best indicator of the performance of the contract obligations as the costs relate to the labor hours incurred to perform the service. Total direct costs are incurred for each contract and compared to estimated total direct costs for each contract to determine the percentage of the contract that is completed. This percentage is multiplied by the estimated total contract value to determine the amount of net revenue recognized. A formal project review process takes place quarterly although most projects are evaluated on an ongoing basis. Management reviews the estimated total direct costs on each contract to determine if estimated amounts are correct, and estimates are adjusted as needed. If we determine that a loss will result from the performance of a fixed-price contract, the entire amount of the estimated loss is charged against income in the period in which such determination is made. Because of the inherent uncertainties in estimating direct costs required to complete a project, particularly complex, multi-year studies, it is possible that the estimates used will change and could result in a material change to our estimates of contract profitability or percentage of contract completion. Original estimates may also be revised due to changes in the scope of work. We attempt to negotiate contract amendments with the client to cover services provided outside the terms of the original contract. There can be no assurance that the client will agree to the proposed amendments, and we ultimately bear the risk of cost overruns. For terminated studies, our contracts frequently entitle us to receive the costs of winding down the terminated project, as well as all fees earned by us up to the time of termination.

There are no standard billing or milestone arrangements which are present in each contract. Each contract has separate and distinct billing and payment terms which are the result of a negotiation between us and the client. Accordingly, cash receipts do not necessarily correspond to costs incurred and revenue recognized on contracts. The contracts may contain provisions for renegotiation of cost overruns arising from changes in the scope of work. Renegotiated amounts are included in net revenues when earned and realization is assured.

In most instances, for multi-year contracts, a portion of the contract fee, typically 10% to 15% is paid up front at the time the contract is signed. These up front payments are deferred and recognized as revenue as services are performed under the proportional performance method. In certain instances, additional payments are received from clients based upon the achievement of performance based milestones over the duration of the contract. Examples of performance based milestones and interim deliverables include, but are not limited to, the completion of patient enrollment in to the clinical trial, completion of the database and acceptance by the client of final study report regarding data collected during the clinical trial. It should be noted that, in a comprehensive full service drug development program, the client would generally not purchase these deliverables separately but as part of an integrated, full service arrangement in connection with the development of the drug.

Contracts are subject to cancellation or delay at the option of the client. These delays or cancellations include but are not limited to client economic issues, drug safety, regulatory or efficacy issues that may arise during the term of the clinical trial. Client initiated delays or cancellations for ongoing clinical trials can come suddenly and may not be foreseeable. Most contracts are terminable either immediately or after a specified period (i.e. generally 30 days) following written notice to us by the client. To offset the effects of early terminations of significant contracts, we attempt to negotiate the payment of an early termination fee. Generally, we have not been successful in negotiating early termination fees in our agreements. Our contracts typically require payment to us of expenses incurred to wind down a study and fees earned to date. Therefore, revenue recognized prior to cancellation does not require a significant adjustment upon cancellation. If we determine that a loss will result from the performance of a fixed price contract, the estimated loss is charged against income in the period in which such determination is made.

Our accounting policy for recognizing revenue for terminated projects requires us to perform a reconciliation of study activities versus the activities set forth in the contract. We negotiate with the client, pursuant to the terms of the existing contract, regarding the wind up of existing study activities in order to clarify which services the client wants us to perform. Once we and the client agree on the reconciliation of study activities and the agreed upon services have been performed by us, we would record the additional revenue provided collectibility is reasonably assured.

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

As is customary in the industry, we exclude from revenue and expense in the Consolidated Statement of Operations fees paid to investigators and the associated reimbursement since we act as agent on behalf of our clients with regard to investigators. These investigator fees are not reflected in our Net Revenue, Reimbursement Revenue, Reimbursement Out-of-Pocket Expenses, and/or Direct Expenses. The amounts of these investigator fees were $267 thousand and $1.1 million for the three and six months ended June 30, 2005, respectively. For the three and six months ended June 30, 2004, investigator fees were $1.6 million and $2.7 million, respectively.

Concentration of Credit Risk

Our accounts receivable and costs and estimated earnings in excess of related billings on uncompleted contracts are concentrated with a small number of companies within the pharmaceutical, biotechnology and medical device industries. The significant majority of this exposure is to large, well established firms. Credit losses have historically been minimal. As of June 30, 2005, the total of accounts receivable and costs and estimated earnings in excess of related billings on uncompleted contracts was $4.7 million. Of this amount, the exposure to our three largest clients was 79% of the total, with the three largest clients representing 45%, 20%, and 14% of total exposure, respectively. As of June 30, 2004, the total of accounts receivable and costs and estimated earnings in excess of related billings on uncompleted contracts was $10.6 million. Of this amount, the exposure to our three largest clients was 66% of the total, with the three largest clients representing 36%, 21%, and 9% of total exposure, respectively.

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

Results of Operations

Three Months Ended June 30, 2005 Compared With The Three Months Ended June 30, 2004

Net revenue for the three months ended June 30, 2005 decreased 38% to $2.3 million as compared to $3.8 million for the three months ended June 30, 2004. The decrease of $1.5 million reflects a decrease in the number of and the related contract values of clinical trial studies being managed by us in 2005. New business awards for the three months ended June 30, 2005 were approximately $9.2 million as compared to approximately $14.1 million for the three months ended June 30, 2004. For the three months ended June 30, 2005, net revenue from our largest clients amounted to 82% of our net revenue, with the largest clients representing 38%, 28%, and 16% of net revenue, respectively. For the three months ended June 30, 2004, net revenue from our largest clients amounted to 77% of our net revenue, with the largest clients representing 32%, 17%, 17%, and 11% of net revenue, respectively.

Reimbursement revenue consisted of reimbursable out-of-pocket expenses incurred on behalf of our clients. Reimbursements are made at cost, without mark-up or profit, and therefore have no impact on net income.

Direct expenses included compensation and other expenses directly related to conducting clinical studies. These costs decreased by approximately $2.3 million to $1.7 million for the three months ended June 30, 2005 from $4.0 million for the three months ended June 30, 2004. The decrease in direct expenses resulted principally from a decline in personnel costs associated with the decreased level of clinical study related activities. Direct expenses as a percentage of net revenue were 75% for the three months ended June 30, 2005 as compared to 106% for the three months ended June 30, 2004. The improvement in the gross margin was principally due to reductions in headcount and temporary independent contract personnel, which we engaged to help complete certain studies during 2004.

Selling, general, and administrative expenses included the salaries, wages and benefits of all administrative, financial and business development personnel and all other support expenses not directly related to specific contracts. Selling, general and administrative expenses for the three months ended June 30, 2005 were approximately $1.0 million, or 41% of net revenue, as compared to $1.6 million, or 41% of net revenue, for the three months ended June 30, 2004. The decrease of $600 thousand resulted principally from a decrease in bad debt expense of $400 thousand as well as a decline in personnel costs and other cost control initiatives. Selling, general and administrative expenses, as a percentage of net revenue, remained unchanged for the period.

Depreciation and amortization expense decreased to $132 thousand for the three months ended June 30, 2005 from $180 thousand for the three months ended June 30, 2004, primarily as a result of assets that were fully depreciated prior to the first quarter of 2005 combined with lower capital expenditures during 2004.

Loss from operations decreased by $1.4 million to $500 thousand for the quarter ended June 30, 2005, primarily for the reasons noted in the preceding paragraphs.

Net interest income for the three months ended June 30, 2005 was $19 thousand compared to net interest expense of $2 thousand for the three months ended June 30, 2004 due to an increase in the amount of cash on hand.

The effective income tax benefit rate for the three months ended June 30, 2005 and 2004 was 0% and 26%, respectively. This tax benefit related to the carryback of net operating losses incurred in 2004 to prior tax periods when we reported taxable income. Net operating losses incurred in 2005 are being carried forward and may be applied against future taxable income subject to certain limitations set forth in the Internal Revenue Code. However, due to our recent loss history, and uncertainty regarding the realization of deferred tax assets, deferred tax assets have been fully reserved as of June 30, 2005.

Net loss for the three months ended June 30, 2005 was $500 thousand, or $(0.04) per diluted share, as compared to a net loss of $1.4 million, or $(0.11) per diluted share for the three months ended June 30, 2004.

Six Months Ended June 30, 2005 Compared With The Six Months Ended June 30, 2004

Net revenue for the six months ended June 30, 2005 decreased 39% to $5.5 million as compared to $9.1 million for the six months ended June 30, 2004. The decrease of $3.6 million reflects a decrease in the number of and the related contract values of clinical trials being managed by us in 2005. New business awards and changes of scope for the six months ended June 30, 2005 were approximately $10.7 million as compared to approximately $18.9 million for the six months ended June 30, 2004. For the six months ended June 30, 2005, net revenue from our largest clients amounted to 88% of our net revenue, with the largest clients representing 32%, 19%, 17%, 10% and 10% of net revenue, respectively. For the six months ended June 30, 2004, net revenue from our largest clients amounted to 53% of our net revenue, with the largest clients representing 28%, 14%, and 11% of net revenue, respectively.

Reimbursement revenue consisted of reimbursable out-of-pocket expenses incurred on behalf of our clients. Reimbursements are made at cost, without mark-up or profit, and therefore have no impact on net income.

Direct expenses included compensation and other expenses directly related to conducting clinical studies. These costs decreased by $3.9 million to $3.8 million for the six months ended June 30, 2005 from $7.7 million for the six months ended June 30, 2004. The decrease in direct expenses resulted principally from a decline in personnel costs associated with the reduced level of clinical trial activities and cost control initiatives implemented in the third quarter of 2004. Direct expenses as a percentage of net revenue were 68% for the six months ended June 30, 2005 as compared to 85% for the six months ended June 30, 2004. The improvement in the gross margin was principally due to a decrease in direct expenses, which occurred as a result of reductions in headcount and cost control initiatives implemented in the third quarter of 2004.

Selling, general, and administrative expenses included the salaries, wages and benefits of all administrative, financial and business development personnel and all other support expenses not directly related to specific contracts. Selling, general and administrative expenses for the six months ended June 30, 2005 were $2.1 million, or 38% of net revenue, as compared to $2.9 million, or 32% of net revenue, for the six months ended June 30, 2004. The decrease of $800 thousand resulted principally from a decrease in bad debt expense of $400 thousand as well as a decline in personnel costs and ongoing cost control initiatives. The increase as a percentage of net revenue generally reflects a lower level of revenues generated for the period.

Depreciation and amortization expense decreased to $270 thousand for the six months ended June 30, 2005 from $434 thousand for the six months ended June 30, 2004, primarily as a result of assets that were fully depreciated prior to the first quarter of 2005 combined with lower capital expenditures during 2004.

Loss from operations decreased by $1.3 million to $600 thousand for the six months ended June 30, 2005 primarily for the reasons noted in the preceding paragraphs.

Net interest income for the six months ended June 30, 2005 was $33 thousand compared to net interest expense of $4 thousand for the six months ended June 30, 2004 due to an increase in the amount of cash on hand.

The effective income tax benefit rate for the six months ended June 30, 2005 and 2004 was 0% and 26%, respectively. This tax benefit related to the carryback of net operating losses incurred in 2004 to prior tax periods when we reported taxable income. Net operating losses incurred in 2005 are being carried forward and may be applied against future taxable income subject to certain limitations set forth in the Internal Revenue Code. However, due to our recent loss history, and uncertainty regarding the realization of deferred tax assets, deferred tax assets have been fully reserved as of June 30, 2005.

Net loss for the six months ended June 30, 2005 was $600 thousand, or $(0.04) per diluted share as compared to net loss of $1.4 million, or $(0.11) per diluted share for the six months ended June 30, 2004.

Liquidity and Capital Resources

The clinical research organization industry is generally not considered capital intensive. We expect to continue to fund our operations from existing cash resources and cash flow from operations. We expect that our principal cash requirements on both a short and long-term basis will be for the funding of our operations and capital expenditures. We expect to expand our operations through internal growth, expansion of our existing services, and the development of new products and services for the pharmaceutical, biotechnology and medical device industries. We believe that our existing cash resources and cash generated from operations will provide sufficient liquidity for the foreseeable future. However, in the event that we make significant acquisitions in the future, we may need to raise additional funds through additional borrowings or the issuance of debt or equity securities.

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

Net revenue is recognized on a proportional performance basis. We typically receive a low volume of large-dollar receipts. As a result, the number of days net revenue outstanding in accounts receivable, costs and estimated earnings in excess of related billings, customer advances, and billings in excess of related costs will fluctuate due to the timing and size of billings and cash receipts. At June 30, 2005, the net days revenue outstanding was 44 days compared to 192 days at December 31, 2004. This decrease was primarily due to the change in billing schedules included in new contracts being signed. Historically, many legacy contracts were structured so that billings only occurred as certain milestones were met. Many of our new contracts are structured so that work is billed as it is performed. Compared to December 31, 2004, accounts receivable decreased $1.2 million to $4.0 million at June 30, 2005, primarily due to the timing of billings and progress payments for clinical trials. Of the accounts receivable balance at June 30, 2005, less than 4% of the total was over 60 days past invoice date.

Compared to December 31, 2004, costs and estimated earnings in excess of related billings on uncompleted contracts decreased $980 thousand to $688 thousand at June 30, 2005. The decrease primarily represents timing differences between the net revenue recognized on the trials being managed and the billing milestones or payment schedules contained in the contracts with our clients. The balance at June 30, 2005 primarily consisted of 3 clinical trials, which individually constituted 47%, 23%, and 13% of the balance. This balance is mostly attributable to a delay in the timing of billings compared to when the work was performed. The increase in the liability account billings in excess of related costs and estimated earnings on uncompleted contracts of $600 thousand to $2.4 million as of June 30, 2005 from $1.8 million as of December 31, 2004, resulted primarily from the signing of a contract in June 2005 which included a large up front payment. Customer advances increased $95 thousand to $1.2 million as of June 30, 2005 from $1.1 million as of December 31, 2004. This increase resulted primarily from an increase in the amount and value of upfront payments received from customers.

Our net cash provided by operating activities was $1.7 million for the six months ended June 30, 2005. The principal reason for this positive cash flow related to a decrease in accounts receivable of $1.2 million due to an increase in collections from customers and a $1 million decrease in costs and estimated earnings in excess of related billings offset by a decrease in accounts payable and accrued expenses of $800 thousand. For the six months ended June 30, 2004, our net cash provided by operating activities was $1.6 million. The principal reason for this positive cash flow related to a decrease in cost and estimated earnings in excess of related billings on uncompleted contracts of $3.3 million due to an increase in customer billings. Net cash used by investing activities, consisting principally of purchases of property and equipment, was $47 thousand for the six months ended June 30, 2005, compared with net cash used by investing activities of $82 thousand for the six months ended June 30, 2004. The difference related to a decrease in purchases of computer software and hardware for our corporate office and field-based personnel. Net cash used by financing activities was $1 thousand for the six months ended June 30, 2005, compared with net cash provided by financing activities of $595 thousand for the six months ended June 30, 2004. The primary difference related to cash received due to the exercise of employee stock options during 2004.

As a result of these cash flows, our cash and cash equivalents balance at June 30, 2005 was $4.8 million as compared to $3.2 million at December 31, 2004.

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

We purchased equipment of $47 thousand during the six months ended June 30, 2005. We anticipate capital expenditures of approximately $53 - $103 thousand during the remainder of 2005, primarily for leasehold improvements, software applications, personal computer equipment and related assets.

RECENTLY ISSUED ACCOUNTING STANDARDS:

In December 2004, the FASB issued SFAS No. 123 (R), “Share Based Payment.” Statement No. 123 (R) requires all entities to recognize compensation expense in an amount equal to the fair value of share based payments granted to employees. This statement is effective for the first fiscal year beginning after June 15, 2005. We will adopt Statement No. 123 (R) beginning with the first quarter of fiscal 2006. Adoption of the statement will require us to record compensation expense relating to the issuance of employee stock options. Currently, we follow APB No. 25 which does not require the recognition of compensation expense relating to the issuance of stock options so long as the quoted market price of our stock at the date of grant is less than or equal to the amount an employee must pay to acquire the stock. We are currently evaluating the impact the adoption of this statement will have on its consolidated financial position and results of operations.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Market Risk

The fair value of cash and cash equivalents, restricted cash, accounts receivable, costs and estimated earnings in excess of related billings on uncompleted contracts, accounts payable, accrued expenses and billings in excess of related costs and estimated earnings on uncompleted contracts are not materially different than their carrying amounts as reported at June 30, 2004 and June 30, 2005.

As of June 30, 2005, the Company was not a counterparty to any forward foreign exchange contracts or any other transaction involving a derivative financial instrument.

Inflation

We believe that the effects of inflation generally do not have a material adverse impact on our operations or financial condition.

ITEM 4. CONTROLS AND PROCEDURES

(a) Disclosure Controls and Procedures

Our management, including our principal executive officer and principal financial officer, has evaluated the effectiveness of our disclosure controls and procedures as of June 30, 2005. Our disclosure controls and procedures are designed to provide reasonable assurance that the information required to be disclosed in this quarterly report on Form 10-Q has been appropriately recorded, processed, summarized and reported. Based on that evaluation, our principal executive and principal financial officers have concluded that our disclosure controls and procedures are effective at the reasonable assurance level. Our management, including our principal executive and principal financial officers, has evaluated any changes in our internal control over financial reporting that occurred during the quarter ended June 30, 2005 and has concluded that there was no change that occurred during the quarter ended June 30, 2005 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Our principal executive officer and principal financial officer note that, due to human performance error, not a process deficiency, during the quarter ended June 30, 2005 we did not file a Form 10-K/A to include Part III information, which was incorporated by reference into our Form 10-K for the fiscal year ended December 31, 2004 (the “Form 10-K”) from a proxy statement in accordance with General Instruction G(3) to a Form 10-K. Our definitive proxy statement including such Part III information was filed with the SEC 133 days, instead of 120 days required by General Instruction G(3), after the end of the fiscal year covered by the Form 10-K. The Form 10-K/A including the required Part III information was filed with the SEC on August 12, 2005.

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

PART II. OTHER INFORMATION

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

The 2005 Annual Meeting of Stockholders of the Company was held on June 24, 2005. At the Annual Meeting, the stockholders voted on:

a.	The election of four directors for the ensuing year. The following directors were elected to office for the ensuing year and were approved by the following votes:

	For	Withheld
Kenneth M. Borow, M.D.	9,348,818	3,008,864
Earl M. Collier, Jr.	12,306,180	51,502
Scott M. Jenkins	12,306,201	55,606
Christopher Meshginpoosh	12,302,076	51,481

ITEM 6. EXHIBITS

(a)	Exhibit No.	Description
	31.1	Certification of Chief Executive Officer required by Rule 13a-14(a) or Rule 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

	31.2	Certification of Chief Financial Officer required by Rule 13a-14(a) or Rule 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

	32.1	Certification pursuant to 18 U.S.C. § 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

	32.2	Certification pursuant to 18 U.S.C. § 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

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