Form 10-Q/A
period 2005-03-31
COVALENT GROUP INC
filed 2005-08-24
CIK 856569

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q/A

(Amendment No. 1)

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2005

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

Not Applicable

(Former name, former address and former fiscal year, if changed since last report)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    ☒  YES    ☐  NO

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act).    ☐  YES    ☒   NO

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    ☐  YES     NO  ☒

As of April 29, 2005, there were 13,499,666 shares of Covalent Group, Inc. common stock outstanding, par value $.001 per share, excluding 152,932 shares in treasury.

EXPLANATORY NOTE

Covalent Group, Inc. (the “Company”) is filing this Amendment No. 1 to Form 10-Q for the quarter ended March 31, 2005 (the “Form 10-Q”) to correct certain typographical errors in Part I, Item 4 of the Form 10-Q.

COVALENT GROUP, INC.

PART I. FINANCIAL INFORMATION

Item 4. Controls and Procedures

Our management, including our principal executive officer and principal financial officer, has evaluated the effectiveness of our disclosure controls and procedures as of March 31, 2005. Our disclosure controls and procedures are designed to provide reasonable assurance that the information required to be disclosed in this quarterly report on Form 10-Q has been appropriately recorded, processed, summarized and reported. Based on that evaluation, our principal executive and principal financial officers have concluded that our disclosure controls and procedures are effective at the reasonable assurance level. Our management, including our principal executive and principal financial officers, has evaluated any changes in our internal control over financial reporting that occurred during the quarter ended March 31, 2005, and has concluded that there was no change that occurred during the quarter ended March 31, 2005, that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

A control system, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the control system are met. Further, the design of a control system must reflect the fact that there are resource constraints, and the benefits of controls must be considered relative to their costs. Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within the Company have been detected. The Company conducts periodic evaluations of its controls to enhance, where necessary, its procedures and controls. Because of the inherent limitations in a cost-effective control system, misstatements due to error or fraud may occur and not be detected. An evaluation was performed under the supervision and with the participation of the Company’s management, including its Chief Executive Officer and Chief Financial Officer, of the effectiveness of the Company’s disclosure controls and procedures, as such term is defined under Rule 13a-15(e) promulgated under the Securities Exchange Act of 1934, as amended (the “Exchange Act”) as of March 31, 2005. Based upon that evaluation, the Company’s management, including the Chief Executive Officer and Chief Financial Officer, concluded that the Company’s disclosure controls and procedures are effective to ensure that information required to be disclosed by the Company in reports that it files or submits under the Exchange Act, is recorded, processed, summarized and reported as specified in the Securities and Exchange Commission rules and forms.

1

Part II. OTHER INFORMATION

Item 6. Exhibits

Exhibit Number	Description
31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

2

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

COVALENT GROUP, INC.

Dated: August 24, 2005	By:	/s/ Kenneth M. Borow, M.D.
Kenneth M. Borow, M.D.
President and Chief Executive Officer
Dated: August 24, 2005	By:	/s/ Lawrence R. Hoffman
Lawrence R. Hoffman
Executive Vice President, General Counsel, Secretary and Chief Financial Officer

3

EXHIBIT INDEX

Exhibit Number	Description
31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.