Form 10-Q
period 2005-09-30
COVALENT GROUP INC
filed 2005-11-14
CIK 856569

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2005.

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act.):    Yes  ☐    No  ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: As of November 1, 2005, there were 13,501,333 shares of Covalent Group, Inc. common stock outstanding, par value $.001 per share, excluding 152,932 shares in treasury.

COVALENT GROUP, INC.

PART I. FINANCIAL INFORMATION

ITEM 1. CONSOLIDATED CONDENSED FINANCIAL STATEMENTS (UNAUDITED)

Covalent Group, Inc.

Consolidated Condensed Balance Sheets

	September 30, 2005	December 31, 2004
Assets
Current Assets
Cash and cash equivalents	$6,995,334	$3,165,986
Restricted cash	687	145,612
Accounts receivable, less allowance of $35,093 and $40,000 at September 30, 2005 and December 31, 2004, respectively	3,222,929	5,209,950
Prepaid expenses and other	309,774	158,287
Prepaid taxes	18,448	1,132,315
Costs and estimated earnings in excess of related billings on uncompleted contracts	431,360	1,667,947

Total Current Assets	10,978,532	11,480,097

Property and Equipment, Net	975,369	1,321,139
Other Assets	21,665	21,665

Total Assets	$11,975,566	$12,822,901

Liabilities and Stockholders’ Equity
Current Liabilities
Accounts payable	$646,414	$1,101,788
Accrued expenses	272,783	392,385
Obligations under capital leases	25,637	23,709
Billings in excess of related costs and estimated earnings on uncompleted contracts	2,468,509	1,770,275
Customer advances	1,049,247	1,080,469

Total Current Liabilities	4,462,590	4,368,626

Long Term Liabilities
Obligations under capital leases	43,833	63,309
Other liabilities	494,454	581,710

Total Long Term Liabilities	538,287	645,019

Total Liabilities	5,000,877	5,013,645

Stockholders’ Equity
Common stock, $.001 par value 25,000,000 shares authorized, 13,501,333 and 13,495,534 shares issued and outstanding respectively	13,502	13,496
Additional paid-in capital	12,028,457	12,017,822
Accumulated deficit	(4,759,285)	(3,933,377)
Accumulated other comprehensive income	150,989	170,289

Less:	7,433,663	8,268,230
Treasury stock, at cost, 152,932 shares	(458,974)	(458,974)

Total Stockholders’ Equity	6,974,689	7,809,256

Total Liabilities and Stockholders’ Equity	$11,975,566	$12,822,901

See accompanying notes to the consolidated condensed financial statements.

Covalent Group, Inc.

Consolidated Condensed Statements of Operations

	Three months ended September 30,		Nine months ended September 30,
	2005	2004	2005	2004
Net revenue	$2,713,702	$1,876,406	$8,255,610	$10,937,765
Reimbursement revenue	1,064,923	592,582	2,067,749	4,851,093

Total Revenue	3,778,625	2,468,988	10,323,359	15,788,858

Operating Expenses
Direct	1,884,398	2,853,514	5,672,081	10,531,941
Reimbursement out-of-pocket expenses	1,064,923	592,582	2,067,749	4,851,093
Selling, general and administrative	997,677	1,004,396	3,096,970	3,874,888
Depreciation and amortization	122,414	167,287	392,171	601,262

Total Operating Expenses	4,069,412	4,617,779	11,228,971	19,859,184

Loss from Operations	(290,787)	(2,148,791)	(905,612)	(4,070,326)
Interest Income	48,348	3,112	86,709	4,795
Interest Expense	(1,924)	(2,552)	(7,006)	(8,036)

Net Interest Income (Expense)	46,424	560	79,703	(3,241)

Loss before Income Taxes	(244,363)	(2,148,231)	(825,909)	(4,073,567)
Income Tax Benefit	—	(704,917)	—	(1,210,628)

Net Loss	$(244,363)	$(1,443,314)	$(825,909)	$(2,862,939)

Net Loss per Common Share

Basic	$(0.02)	$(0.11)	$(0.06)	$(0.22)
Diluted	$(0.02)	$(0.11)	$(0.06)	$(0.22)

Weighted Average Common and Common Equivalent Shares Outstanding
Basic	13,348,269	13,454,035	13,346,458	13,207,279
Diluted	13,348,269	13,454,035	13,346,458	13,207,279

See accompanying notes to the consolidated condensed financial statements.

Covalent Group, Inc.

Consolidated Condensed Statements of Cash Flows

	Nine Months Ended September 30,
	2005	2004
Operating Activities:
Net loss	$(825,909)	$(2,862,939)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation and amortization	392,171	601,262
Changes in assets and liabilities;
Restricted cash	144,925	(166,058)
Accounts receivable	1,987,021	2,110,896
Prepaid expenses and other	(151,487)	(106,113)
Prepaid Taxes	1,113,867	(527,364)
Costs and estimated earnings in excess of related billings on uncompleted contracts	1,236,587	5,008,855
Accounts payable	(455,374)	(1,464,726)
Accrued expenses	(119,602)	(83,418)
Other Liabilities	(87,256)	(87,255)
Deferred taxes	—	(18,310)
Billings in excess of related costs and estimated earnings on uncompleted contracts	698,234	98,622
Customer advances	(31,222)	(1,753,143)

Net Cash Provided by Operating Activities	3,901,955	750,309

Investing Activities:
Purchases of property and equipment	(46,401)	(216,841)

Net Cash Used In Investing Activities	(46,401)	(216,841)

Financing Activities:
Repayments under capital leases	(17,548)	(18,717)
Proceeds from exercise of stock options	10,641	610,145

Net Cash Provided (Used) By Financing Activities	(6,907)	591,428

Effect of Exchange Rate Changes on Cash and Cash Equivalents	(19,299)	28,197

Net Increase In Cash and Cash Equivalents	3,829,348	1,153,093

Cash and Cash Equivalents, Beginning of Period	3,165,986	2,069,687

Cash and Cash Equivalents, End of Period	$6,995,334	$3,222,780

See accompanying notes to the consolidated condensed financial statements.

Covalent Group, Inc.

Notes to Consolidated Condensed Financial Statements

(Unaudited)

1.	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES:

Basis of Presentation

The accompanying unaudited financial statements for the three and nine months ended September 30, 2005 and September 30, 2004 have been prepared in accordance with accounting principles generally accepted in the United States of America (“generally accepted accounting principles”) for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (primarily consisting of normal recurring adjustments) considered necessary for a fair presentation have been included. Operating results for the three and nine months ended September 30, 2005 may not necessarily be indicative of the results that may be expected for other quarters or for the year ending December 31, 2005. For further information, refer to the financial statements and footnotes thereto included in our Annual Report on Form 10-K for the year ended December 31, 2004.

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

Consolidation

The consolidated financial statements as of September 30, 2005 and December 31, 2004 and for the three and nine months ended September 30, 2005 and 2004 include our accounts and the accounts of our wholly-owned subsidiaries. Intercompany transactions and balances have been eliminated in consolidation.

Restricted Cash

We received advance payments from one of our clients as part of a long-term contract, which included a separate restricted cash account to be utilized for payment of investigator fees. As of September 30, 2005 and December 31, 2004, this restricted cash amount was $687 and $146 thousand, respectively. This amount is also included in customer advances in the accompanying balance sheets.

Accounts Receivable

Accounts receivable, net of an allowance for doubtful accounts, consists of customer billings pursuant to contractual terms related to work performed as of September 30, 2005. In general, amounts become billable upon the achievement of milestones or in accordance with predetermined payment schedules set forth in the contracts with our clients. A portion of the balance represents amounts billed subsequently to the balance sheet date. Accounts receivable included $3.2 million and $4.9 million billed to customers as of September 30, 2005 and December 31, 2004, respectively, and $0 and $300 thousand that was billable to clients pursuant to contractual terms and invoiced subsequent to September 30, 2005 and December 31, 2004, respectively.

Our accounts receivable and costs and estimated earnings in excess of related billings on uncompleted contracts are concentrated with a small number of companies within the pharmaceutical, biotechnology and medical device industries. The significant majority of this exposure is to large, well established firms. Credit losses have historically been minimal. As of September 30, 2005, the total of accounts receivable and costs and estimated earnings in excess of related billings on uncompleted contracts was $3.7 million. Of this amount, the exposure to our three largest clients was 76% of the total, with the three largest clients representing 26%, 25%, and 25% of total exposure, respectively. As of December 31, 2004, the total of accounts receivable and costs and estimated earnings in excess of related billings on uncompleted contracts was $6.9 million. Of this amount, the exposure to our three largest clients was 55% of the total, with the three largest clients representing 34%, 11%, and 10% of total exposure, respectively.

Income Taxes

We account for income taxes in accordance with the provisions of Statement of Financial Accounting Standards (“SFAS”) No. 109, “Accounting for Income Taxes”. SFAS No. 109 requires recognition of deferred tax liabilities and assets for the future expected tax consequences of events that have been included in the financial statements or tax returns. Under this method, deferred tax liabilities and assets are determined based on the difference between the financial statement tax bases of assets and liabilities using enacted tax rates in effect for the year in which the differences are expected to reverse. We recorded a full valuation allowance against its net deferred tax assets and net operating loss carry-forwards given that it is more likely than not that the deferred tax asset will not be realized.

Revenue Recognition

The majority of our net revenue is recognized from fixed-price contracts on a proportional performance basis based on assumptions regarding the estimated completion of the project. This method is used because management considers total costs incurred to be the best available measure of progress on these projects.

Each month costs are accumulated on each project and compared to total estimated cost to complete to determine the degree of completion for the project. This determines the percentage of completion for the project. The percentage of completion is multiplied by the contract value to determine the amount of revenue to be recognized. As the work progresses, original estimates may be adjusted due to revisions in the scope of work or other factors and a contract modification may be negotiated with the customer to cover additional costs. Our accounting policy for recognizing revenue for changes in scope is to recognize revenue when the Company has reached agreement with the client, the services in the change in scope have been performed, the price has been set forth in the change of scope document and collectibility is reasonably assured based on our course of dealings with the client. We bear the cost of risk overruns on work performed absent a signed contract modification. Because of the inherent uncertainties in estimating costs, it is reasonably possible that the cost estimates used will change in the near term and may have a material adverse impact on our financial performance.

In the past, we have had to commit unanticipated resources to complete projects resulting in lower gross margins on those projects. These unanticipated additional costs occurred on several long term contracts which we completed or substantially completed during 2004. These contracts spanned a period of three to six years. We may experience similar situations in the future although our current contracts in process are of a shorter duration and subject to less cost volatility. Should our estimated costs on fixed price contracts prove to be low in comparison to actual costs, future margins could be reduced, absent our ability to negotiate a contract modification.

Billings and the related payment terms from fixed price contracts are generally determined by provisions in the contract that may include certain payment schedules and the submission of required billing detail. Accordingly, cash receipts, including the receipt of up front payments and performance based milestones, do not necessarily correspond to costs incurred and revenue recognized on contracts. A contract’s payment structure generally requires an up front payment of 10% to 15% of the contract value at or shortly after the initiation of the clinical trial, a series of periodic payments over the life of the contract and, in certain instances, milestone payments based on the achievement of certain agreed upon performance criteria. The up front payments are deferred and recognized as revenues as services are performed under the proportional performance method. Periodic payments, including, performance based milestone payments, are invoiced pursuant to the terms of the contract once the agreed upon performance criteria have been achieved. Milestone payments are generally included in the total value of the contract. All payments received pursuant to the contract are recognized in accordance with the proportional performance method. In a comprehensive full service drug development program, the client would not generally purchase certain deliverables separately but as an integrated, full service arrangement in connection with the development of the drug. Examples of performance based milestones and interim deliverables include, but are not limited to, the completion of patient enrollment into the clinical trial, completion of the database and acceptance by the client of the final study report.

Clients generally may terminate a contract on short notice which might cause unplanned periods of excess capacity and reduced revenue and earnings. Client initiated delays or cancellations for ongoing clinical trials can come suddenly and may not be foreseeable. To offset the effects of early termination of significant contracts, we attempt to negotiate the payment of an early termination fee as part of the original contract. Generally, we have not been successful in negotiating such fees. Our contracts typically require payment to us of expenses incurred to wind down a study and fees earned to date. Therefore, revenue recognized prior to cancellation does not require significant adjustment upon cancellation. If we determine that a loss will result from the performance of a fixed price contract, the entire amount of the estimated loss is charged against income in the period in which such determination is made.

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

As is customary in the industry, we exclude from revenue and expense in the Consolidated Statements of Operations fees paid to investigators and the associated reimbursement since we act as an agent on behalf of our clients with regard to investigators. These investigator fees are not reflected in our Net Revenue, Reimbursement Revenue, Reimbursement Out-of-Pocket Expenses, and/or Direct Expenses. The amounts of these investigator fees were $69 thousand and $1.2 million for the three and nine months ended September 30, 2005, respectively. For the three and nine months ended September 30, 2004, investigator fees were $590 thousand and $3.3 million, respectively.

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

The following table illustrates the effect on net income and earnings per share if we had applied the fair value recognition provisions of SFAS No. 123, “Accounting for Stock-Based Compensation” to stock-based employee compensation:

	Three months ended September 30,		Nine months ended September 30,
	2005	2004	2005	2004
Net Loss - as reported	$(244,363)	$(1,443,314)	$(825,909)	$(2,862,939)
Deduct: Pro forma stock-based compensation expense determined under the fair value method	(245,024)	(92,973)	(356,164)	(196,610)

Pro forma Net Loss	$(489,387)	$(1,497,986)	$(1,182,073)	$(3,059,549)

Net Loss Per Share

Basic - as reported	$(0.02)	$(0.11)	$(0.06)	$(0.22)
Basic - pro forma	$(0.04)	$(0.11)	$(0.09)	$(0.23)

Diluted - as reported	$(0.02)	$(0.11)	$(0.06)	$(0.22)
Diluted - pro forma	$(0.04)	$(0.11)	$(0.09)	$(0.23)

For purposes of determining the pro forma amounts, the fair value of each option grant is estimated on the date of grant using the Black-Scholes option pricing model with the following assumptions:

	Three months ended September 30,		Nine months ended September 30,
	2005	2004	2005	2004
Risk-free interest rate	3.83% - 4.10%	3.46% - 3.72%	3.63% - 4.17%	2.85% - 3.91%
Expected dividend yield	—	—	—	—
Expected life	5 years	5 years	5 years	5 years
Expected volatility	45%	50%	45%	50%

Based upon the above assumptions, the weighted average fair value of the stock options granted for the three and nine months ended September 30, 2005 was $.99 and $1.01, respectively. For the three and nine months ended September 30, 2004 the weighted average fair value of the stock options granted was $1.66 and $1.45, respectively. Because additional option grants are expected to be made, the above pro forma disclosures are not representative of pro forma effects on reported net income for future periods.

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

Earnings per share is calculated in accordance with SFAS No. 128, “Earnings Per Share.” Basic earnings per share is computed by dividing net income for the period by the weighted average number of common shares outstanding during the period. Diluted earnings per share is computed by dividing net income by the weighted average number of common shares plus the dilutive effect of outstanding stock options under our equity incentive plans. Stock options outstanding not included in the table below because of their anti-dilutive effect for the three and nine months ended September 30, 2005 were 419,729 and 419,729, respectively. Stock options outstanding not included in the table below because of their anti-dilutive effect for the three and nine months ended September 30, 2004 were 801,650 and 710,650 respectively.

The net income and weighted average common and common equivalent shares outstanding for purposes of calculating net income per common share were computed as follows:

Net Income Per common share & common Equivalent Share

	Three Months Ended September 30,		Nine Months Ended September 30,
	2005	2004	2005	2004
Net Loss	$(244,363)	$(1,443,314)	$(825,909)	$(2,862,939)

Weighted average number of common shares outstanding used in computuing basic earnings per share	13,348,269	13,454,035	13,346,458	13,207,279
Dilutive effect of stock options outstanding	—	—	—	—
Weighted average shares used in computing diluted earnings per share	13,348,269	13,454,035	13,346,458	13,207,279

Basic & Diluted loss per share	$(0.02)	$(0.11)	$(0.06)	$(0.22)

4.	COMPREHENSIVE INCOME

A reconciliation of comprehensive income in accordance with SFAS No. 130, “Reporting Comprehensive Income” is as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2005	2004	2005	2004
Net Loss	$(244,363)	$(1,443,314)	$(825,909)	$(2,862,939)
Foreign currency translation adjustment	(3,365)	1,837	(19,299)	28,197

Comprehensive Loss	$(247,728)	$(1,441,477)	$(845,208)	$(2,834,742)

5.	SEGMENT INFORMATION

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

The following table summarizes the distribution of net revenue and contracts with significant clients:

	Three Months Ended September 30,				Nine Months Ended September 30,
	2005		2004		2005		2004
	% of Revenues	Number of Contracts	% of Revenues	Number of Contracts	% of Revenues	Number of Contracts	% of Revenues	Number of Contracts
Client A	14%	2	44%	3	26%	4	14%	3
Client B	32%	3	44%	1	23%	3	14%	1
Client C	25%	5	0%	1	20%	7	11%	2
Client D	17%	3	31%	1	12%	3	9%	3
Client E	2%	1	-26%	1	1%	1	7%	1
Client F	0%	1	-20%	1	0%	1	0%	1
Client G	2%	1	4%	2	2%	2	10%	3
Client H	0%	0	1%	1	0%	0	22%	1

Client A, B, C, and D in the table above represent the largest clients for each period, but do not represent the same client for each period shown.

The following table summarizes the distribution of net revenues from external clients by geographical area:

Three Months Ended September 30,
2005			2004
U.S	Europe	Total	U.S	Europe	Total
$2,600,828	$112,874	$2,713,702	$1,638,776	$237,630	$1,876,406

Nine Months Ended September 30,
2005			2004
U.S	Europe	Total	U.S	Europe	Total
$7,695,083	$560,527	$8,255,610	$10,087,270	$850,495	$10,937,765

6.	LINE OF CREDIT

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

No income tax payments were required for the three and nine months ended September 30, 2005. For the three and nine months ended September 30, 2004, cash paid for income taxes was approximately $0 thousand and $262 thousand, respectively. Cash paid for interest for the three and nine months ended September 30, 2005 was approximately $2 thousand and $7 thousand, respectively. We did not enter into any capital lease obligations during the three and nine months ended September 30, 2005 or September 30, 2004. We did not acquire any property and equipment through leasing arrangements during the three months and nine months ended September 30, 2005 or September 30, 2004.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

In this discussion, the terms “Company,” “we,” “us” and “our” refer to Covalent Group, Inc. and our consolidated subsidiaries, except where it is made clear otherwise.

Forward Looking Statements

When used in this Report on Form 10-Q and in other public statements, both oral and written, by the Company and Company officers, the words “estimate,” “project,” “expect,” “intend,” “believe,” “anticipate” and similar expressions are intended to identify forward-looking statements regarding events and trends that may affect our future operating results and financial position. Such statements are subject to risks and uncertainties that could cause our actual results and financial position to differ materially. Such factors include, among others: (i) our success in attracting new business and retaining existing clients and projects; (ii) the size, duration and timing of clinical trials we are currently managing may change unexpectedly; (iii) the termination, delay or cancellation of clinical trials we are currently managing could cause revenues to decline unexpectedly; (iv) the timing difference between our receipt of contract milestone or scheduled payments and our incurring costs to manage these trials; (v) outsourcing trends in the pharmaceutical, biotechnology and medical device industries; (vi) the ability to maintain profit margins in a competitive marketplace; (vii) our ability to attract and retain qualified personnel; (viii) the sensitivity of our business to general economic conditions; (ix) other economic, competitive, governmental and technological factors affecting our operations, markets, products, services and prices; (x) announced awards received from existing and potential customers are not definitive until fully negotiated contracts are executed by the parties; and (xi) our backlog may not be indicative of future results and may not generate the revenues expected. You should not place undue reliance on any forward- looking statement. We undertake no obligation to publicly release the result of any revision of these forward-looking statements to reflect events or circumstances after the date they are made or to reflect the occurrence of unanticipated events. Please refer to the section entitled “Risk Factors that Might Affect our Business or Stock Price” beginning on page 9 in our Annual Report on Form 10-K for the year ended December 31, 2004 for a more complete discussion of factors which could cause our actual results and financial position to change.

Overview

We are a clinical research organization (“CRO”) which we believe is a leader in the design and management of complex clinical trials for the pharmaceutical, biotechnology and medical device industries. Our mission is to provide our clients with high quality, full-service support for their clinical trials. We offer therapeutic expertise, experienced team management and advanced technologies. Our headquarters is in Wayne, Pennsylvania and our international operations are based in London, United Kingdom.

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

General

The information set forth and discussed below for the three and nine months ended September 30, 2005 and 2004 is derived from the Consolidated Condensed Financial Statements included elsewhere herein. The financial information set forth and discussed below is unaudited but, in the opinion of management, reflects all adjustments (primarily consisting of normal recurring adjustments) necessary for a fair presentation of such information. The results of our operations for a particular quarter may not be indicative of results expected during the other quarters or for the entire year.

Our quarterly results can fluctuate as a result of a number of factors, including our success in attracting new business, the size and duration of clinical trials, the timing of client decisions to conduct new clinical trials or to cancel or delay ongoing trials, changes in cost estimates to complete ongoing trials, and other factors, many of which are beyond our control. Our operations have experienced, and may continue to experience, period-to-period fluctuations in net service revenue and results from operations. Because we generate a large proportion of our revenues from services performed at hourly rates, our revenues in any period is directly related to the number of employees and the number of hours worked by those employees during that period. Our results of operations in any one quarter can fluctuate depending upon, among other things, the number of weeks in the quarter, the number of and related contract value of ongoing client engagements, the commencement, postponement and termination of engagements in the quarter, the mix of revenue, the extent of cost overruns, employee hiring, vacation patterns, exchange rate fluctuations and other factors.

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

Our backlog was approximately $22.6 million as of September 30, 2005 as compared to $15 million as of September 30, 2004. Our backlog consists of anticipated net revenue from signed contracts, letters of intent and certain verbal commitments that either have not started but are anticipated to begin in the near future or are in process and have not yet been completed. Many of our studies and projects are performed over an extended period of time, which may be several years. Amounts included in backlog have not yet been recognized as net revenue in our Consolidated Statements of Operations. Once contracted work begins, net revenue is recognized over the life of the contract on a proportional performance basis. The recognition of net revenue and contract terminations, if any, reduces our backlog while the awarding of new business increases our backlog. For the nine months ended September 30, 2005 we obtained approximately $16.6 million of new business awards as compared to approximately $18.9 million for the nine months ended September 30, 2004.

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

Percentage of Net Revenue, Excluding Reimbursable Out-of-Pocket Expenses

	Three months ended September 30,		Nine months ended September 30,
	2005	2004	2005	2004
Net revenue	100.0%	100.0%	100.0%	100.0%
Operating Expenses
Direct	69.4%	152.1%	68.3%	96.3%
Selling, general and administrative	36.8%	53.5%	37.9%	35.4%
Depreciation and amortization	4.5%	8.9%	4.9%	5.5%
Loss from Operations	-10.7%	-114.5%	-11.1%	-37.2%
Net Loss	-9.0%	-76.9%	-10.5%	-26.2%

Contractual Obligations and Commitments

We did not enter into any capital lease obligations during the three and nine months ended September 30, 2005 and 2004. We are committed under a number of non-cancelable operating leases, primarily related to office space and other office equipment.

Below is a summary of our future payment commitments by year under contractual obligations. Actual amounts paid under these agreements could be higher or lower than the amounts shown below as a result of changes in volume and other variables:

	2005	2006	2007	2008	2009	Thereafter	Total
Obligations under capital leases	$23,709	$26,314	$29,204	$7,791	$—	$—	$69,470
Operating Leases	960,171	921,018	937,259	952,728	969,741	986,754	5,727,671
Employment agreements	325,000	81,250	—	—	—	—	406,250
Service agreements	1,418,609	109,840	65,120	55,432	33,479	99,319	1,781,799

Total	$2,727,489	$1,138,422	$1,031,583	$1,015,951	$1,003,220	$1,086,073	$8,002,738

In 2005, we anticipate capital expenditures of approximately $50 thousand to $100 thousand for leasehold improvements, software applications, workstations, personal computer equipment and related assets. A significant portion of our service agreement commitments, which are primarily comprised of investigator payments, are expected to be reimbursed under agreements with clients. There have been no material changes to the above data since December 31, 2004.

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

Revenue Recognition

The majority of our net revenue is recognized from fixed-price contracts on a proportional performance basis based on assumptions regarding the estimated completion of the project. This method is used because management considers total costs incurred to be the best available measure of progress on these projects.

Each month costs are accumulated on each project and compared to total estimated cost to complete to determine the degree of completion for the project. This determines the percentage of completion for the project. The percentage of completion is multiplied by the contract value to determine the amount of revenue to be recognized. As the work progresses, original estimates may be adjusted due to revisions in the scope of work or other factors and a contract modification may be negotiated with the customer to cover additional costs. Our accounting policy for recognizing revenue for changes in scope is to recognize revenue when the Company has reached agreement with the client, the services in the change in scope have been performed, the price has been set forth in the change of scope document and collectibility is reasonably assured based on our course of dealings with the client. We bear the cost of risk overruns on work performed absent a signed contract modification. Because of the inherent uncertainties in estimating costs, it is reasonably possible that the cost estimates used will change in the near term and may have a material adverse impact on our financial performance.

In the past, we have had to commit unanticipated resources to complete projects resulting in lower gross margins on those projects. These unanticipated additional costs occurred on several long term contracts which we completed or substantially completed during 2004. These contracts spanned a period of three to six years. We may experience similar situations in the future although our current contracts in process are of a shorter duration and subject to less cost volatility. Should our estimated costs on fixed price contracts prove to be low in comparison to actual costs, future margins could be reduced, absent our ability to negotiate a contract modification.

Billings and the related payment terms from fixed price contracts are generally determined by provisions in the contract that may include certain payment schedules and the submission of required billing detail. Accordingly, cash receipts, including the receipt of up front payments and performance based milestones, do not necessarily correspond to costs incurred and revenue recognized on contracts. A contract’s payment structure generally requires an up front payment of 10% to 15% of the contract value at or shortly after the initiation of the clinical trial, a series of periodic payments over the life of the contract and, in certain instances, milestone payments based on the achievement of certain agreed upon performance criteria. The up front payments are deferred and recognized as revenues as services are performed under the proportional performance method. Periodic payments, including, performance based milestone payments, are invoiced pursuant to the terms of the contract once the agreed upon performance criteria have been achieved. Milestone payments are generally included in the total value of the contract. All payments received pursuant to the contract are recognized in accordance with the proportional performance method. In a comprehensive full service drug development program, the client would not generally purchase certain deliverables separately but as an integrated, full service arrangement in connection with the development of the drug. Examples of performance based milestones and interim deliverables include, but are not limited to, the completion of patient enrollment into the clinical trial, completion of the database and acceptance by the client of the final study report.

Clients generally may terminate a contract on short notice which might cause unplanned periods of excess capacity and reduced revenue and earnings. Client initiated delays or cancellations for ongoing clinical trials can come suddenly and may not be foreseeable. To offset the effects of early termination of significant contracts, we attempt to negotiate the payment of an early termination fee as part of the original contract. Generally, we have not been successful in negotiating such fees. Our contracts typically require payment to us of expenses incurred to wind down a study and fees earned to date. Therefore, revenue recognized prior to cancellation does not require significant adjustment upon cancellation. If we determine that a loss will result from the performance of a fixed price contract, the entire amount of the estimated loss is charged against income in the period in which such determination is made.

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

As is customary in the industry, we exclude from revenue and expense in the Consolidated Statement of Operations fees paid to investigators and the associated reimbursement since we act as agent on behalf of our clients with regard to investigators. These investigator fees are not reflected in our Net Revenue, Reimbursement Revenue, Reimbursement Out-of-Pocket Expenses, and/or Direct Expenses. The amounts of these investigator fees were $69 thousand and $1.2 million for the three and nine months ended September 30, 2005, respectively. For the three and nine months ended September 30, 2004, investigator fees were $590 thousand and $3.3 million, respectively.

Concentration of Credit Risk

Our accounts receivable and costs and estimated earnings in excess of related billings on uncompleted contracts are concentrated with a small number of companies within the pharmaceutical, biotechnology and medical device industries. The significant majority of this exposure is to established pharmaceutical and biotechnology companies. Credit losses have historically been minimal. As of September 30, 2005, the total of accounts receivable and costs and estimated earnings in excess of related billings on uncompleted contracts was $3.7 million. Of this amount, the exposure to our three largest clients was 76% of the total, with the three largest clients representing 26%, 25%, and 25% of total exposure, respectively. As of December 31, 2004, the total of accounts receivable and costs and estimated earnings in excess of related billings on uncompleted contracts was $6.9 million. Of this amount, the exposure to our three largest clients was 55% of the total, with the three largest clients representing 34%, 11%, and 10% of total exposure, respectively.

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

Results of Operations

Three Months Ended September 30, 2005 Compared With The Three Months Ended September 30, 2004

Net revenue for the three months ended September 30, 2005 increased 45% to $2.7 million as compared to $1.9 million for the three months ended September 30, 2004. Net revenue for the three months ended September 30, 2004 was materially impacted by significant increases in the estimated cost to complete for several legacy projects which were in the later stage of their development cycle. These legacy projects experienced increases in their estimated cost to complete without a corresponding increase in contract value which had a negative impact on reported revenues for the third quarter of 2004. For the comparable quarter of 2005, there were no material adjustments which reduced net revenues based on increases in the estimated cost to complete for ongoing projects. There were $6.8 million of announced new business awards for the three months ended September 30, 2005 compared with no announced awards for the quarter ended September 30, 2004. For the three months ended September 30, 2005, net revenue from our largest clients amounted to 88% of our net revenue, with the largest clients representing 32%, 25%, 17%, and 14% of net revenue, respectively. For the three months ended September 30, 2004, net revenue from our three largest clients amounted to 119% of our net revenue, with the three largest clients representing 44%, 44%, and 31% of net revenue, respectively.

Reimbursement revenue consisted of reimbursable out-of-pocket expenses incurred on behalf of our clients. Reimbursements are made at cost, without mark-up or profit, and therefore have no impact on net income.

Direct expenses included compensation and other expenses directly related to conducting clinical studies. These costs decreased by approximately $1 million to $1.9 million for the three months ended September 30, 2005 from $2.9 million for the three months ended September 30, 2004. The decrease in direct expenses resulted principally from a decline in personnel costs associated with the decreased level of clinical study related activities. Direct expenses as a percentage of net revenue were 69% for the three months ended September 30, 2005 as compared to 152% for the three months ended September 30, 2004. The improvement in the gross margin was principally due to significant reductions in headcount and temporary independent contract personnel, which we engaged to help complete certain studies during 2004 combined with a 45% increase in revenues for the period ended September 30, 2005.

Selling, general, and administrative expenses included the salaries, wages and benefits of all administrative, financial and business development personnel and all other support expenses not directly related to specific contracts. Selling, general and administrative expenses for the three months ended September 30, 2005 were approximately $1 million, or 37% of net revenue, as compared to $1 million, or 53% of net revenue, for the three months ended September 30, 2004. Selling, general and administrative expenses were unchanged for the period. However, as a percentage of revenues, they decreased by 16% due to the $800 thousand increase in revenues for the quarter ended September 30, 2005 compared with the prior year period.

Depreciation and amortization expense decreased to $122 thousand for the three months ended September 30, 2005 from $167 thousand for the three months ended September 30, 2004, primarily as a result of a removal of assets that were fully depreciated at the end of 2004 combined with lower capital expenditures during 2004 and 2005.

Loss from operations decreased by $1.86 million to $291 thousand for the quarter ended September 30, 2005, primarily for the reasons noted in the preceding paragraphs.

Net interest income for the three months ended September 30, 2005 was $46 thousand compared to net interest income of $1 thousand for the three months ended September 30, 2004. This increase was due to a significant increase in the amount of cash on hand combined with a higher rate of interest earned on invested cash deposits.

The effective income tax benefit rate for the three months ended September 30, 2005 and 2004 was 0% and 33%, respectively. This tax benefit related to the carryback of net operating losses incurred in 2004 to prior tax periods when we reported taxable income. Net operating losses incurred in 2005 are being carried forward and may be applied against future taxable income subject to certain limitations set forth in the Internal Revenue Code. However, due to our recent loss history, and uncertainty regarding the realization of deferred tax assets, deferred tax assets have been fully reserved as of September 30, 2005.

Net loss for the three months ended September 30, 2005 was $244 thousand, or $(0.02) per diluted share, as compared to a net loss of $1.4 million, or $(0.11) per diluted share for the three months ended September 30, 2004.

Nine Months Ended September 30, 2005 Compared With The Nine Months Ended September 30, 2004

Net revenue for the nine months ended September 30, 2005 decreased 25% to $8.3 million as compared to $10.9 million for the nine months ended September 30, 2004. The decrease of approximately $2.6 million reflects a decrease in the number of and the related contract values of clinical trials being managed by us in 2005 compared with 2004 when several legacy projects were winding down their development cycles combined with lower than anticipated new business awards during 2005. The new business awards and changes of scope for the nine months ended September 30, 2005 were approximately $16.6 million as compared to approximately $18.9 million for the nine months ended September 30, 2004. For the nine months ended September 30, 2005, net revenue from three of our largest clients amounted to 69% of our net revenue, with the largest clients representing 26%, 23%, and 20% of net revenue, respectively. For the nine months ended September 30, 2004, net revenue from our three largest clients amounted to 52% of our net revenue, with the three largest clients representing 25%, 14%, and 13% of net revenue, respectively.

Reimbursement revenue consisted of reimbursable out-of-pocket expenses incurred on behalf of our clients. Reimbursements are made at cost, without mark-up or profit, and therefore have no impact on net income.

Direct expenses included compensation and other expenses directly related to conducting clinical studies. These costs decreased by $4.8 million to $5.7 million for the nine months ended September 30, 2005 from $10.5 million for the nine months ended September 30, 2004. The decrease in direct expenses resulted principally from a decline in personnel costs associated with the reduced level of clinical trial activities and cost control initiatives implemented in the third quarter of 2004. Direct expenses as a percentage of net revenue were 68% for the nine months ended September 30, 2005 as compared to 96% for the nine months ended September 30, 2004. The improvement in the gross margin was principally due to a decrease in direct expenses, which occurred as a result of reductions in headcount and cost control initiatives implemented in the third quarter of 2004.

Selling, general, and administrative expenses included the salaries, wages and benefits of all administrative, financial and business development personnel and all other support expenses not directly related to specific contracts. Selling, general and administrative expenses for the nine months ended September 30, 2005 were

$3.1 million, or 38% of net revenue, as compared to $3.9 million, or 35% of net revenue, for the nine months ended September 30, 2004. The decrease of $800 thousand resulted principally from a decrease in bad debt expense of $400 thousand as well as a decline in personnel costs and ongoing cost control initiatives. The increase as a percentage of net revenue generally reflects a lower level of revenues generated for the period.

Depreciation and amortization expense decreased to $392 thousand for the nine months ended September 30, 2005 from $601 thousand for the nine months ended September 30, 2004, primarily from a removal of assets that were fully depreciated at the end of 2004 combined with lower capital expenditures during 2004 and 2005.

Loss from operations decreased by $3.2 million to $906 thousand for the nine months ended September 30, 2005 primarily for the reasons noted in the preceding paragraphs.

Net interest income for the nine months ended September 30, 2005 was $80 thousand compared to net interest expense of $3 thousand for the nine months ended September 30, 2004 due to an increase in the amount of cash on hand combined with higher rate of interest earned on invested cash deposits.

The effective income tax benefit rate for the nine months ended September 30, 2005 and 2004 was 0% and 30%, respectively. This tax benefit related to the carryback of net operating losses incurred in 2004 to prior tax periods when we reported taxable income. Net operating losses incurred in 2005 are being carried forward and may be applied against future taxable income subject to certain limitations set forth in the Internal Revenue Code. However, due to our recent loss history, and uncertainty regarding the realization of deferred tax assets, deferred tax assets have been fully reserved as of September 30, 2005.

Net loss for the nine months ended September 30, 2005 was $826 thousand, or $(0.06) per diluted share as compared to net loss of $2.9 million, or $(0.22) per diluted share for the nine months ended September 30, 2004.

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

Net revenue is recognized on a proportional performance basis. We typically receive a low volume of large-dollar receipts. As a result, the number of days net revenue outstanding in accounts receivable, costs and estimated earnings in excess of related billings, customer advances, and billings in excess of related costs will fluctuate due to the timing and size of billings and cash receipts. At September 30, 2005, the net days revenue outstanding was 6 days compared to 192 days at December 31, 2004. This decrease was primarily due to the change in billing schedules included in new contracts being signed. Historically, many legacy contracts were structured so that billings only occurred as certain milestones were met. Many of our new contracts are structured so that work is billed as it is performed. Compared to December 31, 2004, accounts receivable decreased $2.0 million to $3.2 million at September 30, 2005, primarily due to the timing of billings and progress payments for clinical trials. Of the accounts receivable balance at September 30, 2005, less than 1% of the total was over 60 days past invoice date.

Compared to December 31, 2004, costs and estimated earnings in excess of related billings on uncompleted contracts decreased $1.2 million to $431 thousand at September 30, 2005. The decrease primarily represents timing differences between the net revenue recognized on the trials being managed and the billing milestones or payment schedules contained in the contracts with our clients. The balance at September 30, 2005 primarily consisted of 11 clinical trials. The top three balances constituted 28%, 20%, and 17% of the balance. This balance is mostly attributable to a delay in the timing of billings compared to when the work was performed. The increase in the liability account billings in excess of related costs and estimated earnings on uncompleted contracts of $700 thousand to $2.5 million as of September 30, 2005 from $1.8 million as of December 31, 2004, resulted primarily from the signing of a contract in June 2005 which included a large up front payment. Customer advances decreased by approximately $30 thousand to $1 million as of September 30, 2005 from $1.1 million as of December 31, 2004. This decrease resulted primarily from the return to our customer of restricted cash held in a separate bank account in connection with the completion of a large clinical trial offset by a decrease in the amount and value of upfront payments received from other customers.

Our net cash provided by operating activities was $3.9 million for the nine months ended September 30, 2005. The principal reason for this positive cash flow related to a decrease in accounts receivable of $2 million due to an increase in collections from customers and a $1.2 million decrease in costs and estimated earnings in excess of related billings offset by a decrease in accounts payable and accrued expenses of $600 thousand. For the nine months ended September 30, 2004, our net cash provided by operating activities was $750 thousand. The principal reason for this positive cash flow related to a decrease in cost and estimated earnings in excess of related billings on uncompleted contracts of $5 million due to an increase in customer billings offset by a decrease in customer advances and accounts payable. Net cash used by investing activities, consisting principally of purchases of property and equipment, was $47 thousand for the nine months ended September 30, 2005, compared with net cash used by investing activities of $217 thousand for the nine months ended September 30, 2004. The difference related to a decrease in purchases of computer software and hardware for our corporate office and field-based personnel. Net cash used by financing activities was $7 thousand for the nine months ended September 30, 2005, compared with net cash provided by financing activities of $591 thousand for the nine months ended September 30, 2004. The primary difference related to cash received due to the exercise of employee stock options during 2004.

As a result of these cash flows, our cash and cash equivalents balance at September 30, 2005 was $7 million as compared to $3.2 million at December 31, 2004.

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

We purchased equipment of $47 thousand during the nine months ended September 30, 2005. We anticipate capital expenditures of approximately $50 thousand during the remainder of 2005, primarily for leasehold improvements, software applications, personal computer equipment and related assets.

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

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Market Risk

The fair value of cash and cash equivalents, restricted cash, accounts receivable, costs and estimated earnings in excess of related billings on uncompleted contracts, accounts payable, accrued expenses and billings in excess of related costs and estimated earnings on uncompleted contracts are not materially different than their carrying amounts as reported at September 30, 2004 and September 30, 2005.

As of September 30, 2005, the Company was not a counterparty to any forward foreign exchange contracts or any other transaction involving a derivative financial instrument.

Inflation

We believe that the effects of inflation generally do not have a material adverse impact on our operations or financial condition.

ITEM 4. CONTROLS AND PROCEDURES

Our management, including our principal executive officer and principal financial officer, has evaluated the effectiveness of our disclosure controls and procedures as of September 30, 2005. Our disclosure controls and procedures are designed to provide reasonable assurance that the information required to be disclosed in this quarterly report on Form 10-Q has been appropriately recorded, processed, summarized and reported. Based on that evaluation, our principal executive and principal financial officers have concluded that our disclosure controls and procedures are effective at the reasonable assurance level. Our management, including our principal executive and principal financial officers, has evaluated any changes in our internal control over financial reporting that occurred during the quarter ended September 30, 2005 and has concluded that there was no change that occurred during the quarter ended September 30, 2005 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

PART II. OTHER INFORMATION

ITEM 6.	EXHIBITS

	(a)	Exhibits

		10.1	Form of Option Agreement. Filed as an exhibit to the Company’s Current Report on Form 8-K dated July 8, 2005, filed with the Commission on July 8, 2005, and incorporated herein by reference.

		10.2	Option grants to Executive Officers. Filed as an exhibit to the Company’s Current Report on Form 8-K dated July 8, 2005, filed with the Commission on July 8, 2005, and incorporated herein by reference.

		10.3	Executive Severance Agreement dated September 28, 2005 by and between Covalent Group, Inc. and Lawrence R. Hoffman. Filed as an exhibit to the Company’s Current Report on Form 8-K dated September 28, 2005, filed with the Commission on October 4, 2005, and incorporated herein by reference.

		31.1	Certification of Chief Executive Officer required by Rule 13a-14(a) or Rule 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002. Filed herewith.

		31.2	Certification of Chief Financial Officer required by Rule 13a-14(a) or Rule 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002. Filed herewith.

		32.1	Certification pursuant to 18 U.S.C. § 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. Filed herewith.

		32.2	Certification pursuant to 18 U.S.C. § 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. Filed herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

COVALENT GROUP, INC.

Dated: November 14, 2005	By:	/s/ Kenneth M. Borow, M.D.
Kenneth M. Borow, M.D.
President and Chief Executive Officer

Dated: November 14, 2005	By:	/s/ Lawrence R. Hoffman
Lawrence R. Hoffman
Executive Vice President, General Counsel, Secretary and Chief Financial Officer