Form 10-K
period 2005-12-31
COVALENT GROUP INC
filed 2006-03-29
CIK 856569

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2005.

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

Common Stock, $.001 Par Value

(Title of Class)

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.  Yes ☐ No ☑

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Exchange Act.  Yes ☐ No ☑

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes ☒ No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act.

Large accelerated filer  ☐                Accelerated filer  ☐                Non-accelerated filer  ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes ☐  No ☒

As of June 30, 2005, the aggregate market value of the registrant’s common stock held by non-affiliates of the registrant was $25,567,682 based on the closing sale price as reported on the National Association of Securities Dealers Automated Quotation System Market System.

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at March 1, 2006
Common Stock, $.001 par value per share	13,501,333 shares

DOCUMENTS INCORPORATED BY REFERENCE

Document
NONE

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

We are a clinical research organization (“CRO”) which is a leader in the design and management of complex clinical trials for the pharmaceutical, biotechnology and medical device industries. Our mission is to provide our clients with high quality, full-service support for their clinical trials. We offer therapeutic expertise, experienced team management and advanced technologies. Our headquarters is in Wayne, Pennsylvania and our International operations are based in London, England.

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

A significant aspect of our strategy is to expand our geographic presence and add to our clinical development capabilities in existing new therapeutic areas or service offerings. In March 2006, we announced the signing of a Combination Agreement with Remedium OY (“Remedium”), a privately owned, full service CRO based in Espoo, Finland with offices in 8 countries throughout Scandinavia, Central Europe and Eastern Europe. Under the terms of the Agreement, we expect to pay approximately $20 million for all of the outstanding shares and common stock equivalents of Remedium. The consideration for the transaction is expected to be in the form of Company shares in the amount of $16 million and $4 million in cash, subject to certain purchase price adjustments. The closing of the transaction is expected to occur at the end of the second quarter of 2006 subject to certain contingencies including, but not limited to, the approval of our shareholders and a scheduled new fundraising for at least $4 million to help finance the transaction. In connection with the transaction, we plan to change our name to Encorium BioSolutions, Inc. and apply for a new ticker symbol in connection with our name change.

Once the Remedium transaction closes, we intend to manage all our current and future European and Asian clinical studies from Remedium’s facility in Espoo, Finland. We intend to continue to manage our North American and South American clinical trial studies from our Wayne, Pennsylvania facility. Our worldwide headquarters will remain in Wayne, Pennsylvania.

A significant way to demonstrate our capabilities and attract new business is to showcase our prior success in managing complex clinical trials. In 2003, we experienced great success with the REVERSAL study. We were an instrumental part of the team that designed, wrote, and conducted the trial for Pfizer. The results of this landmark study, which showed for the first time that aggressive pharmacological therapy could stabilize or even regress coronary artery disease, were presented at the American Heart Association Scientific Sessions in November 2003 and subsequently published as the lead article in the Journal of the American Medical Association. The REVERSAL results have appeared on the front page of the New York Times as well as in the Wall Street Journal, USA Today, and Time Magazine. The results were also featured on MSNBC and CNN. It was a major success story for the Company and is a concrete example of what we can do from both an intellectual and operational perspective. In January 2005, a follow-up article that presented additional data from the REVERSAL study appeared as a lead article in the New England Journal of Medicine.

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

With our wholly-owned international subsidiary, Covalent Group, Ltd., we are able to meet many of the global drug development needs of our clients. In 2003, we formed strategic partnerships with several highly experienced regional CROs to broaden our geographic reach. These regional CROs share our vision and values, and are known to produce quality deliverables. They are based in Moscow, Russia, Sofia, Bulgaria, Sao Paulo, Brazil and Sydney, Australia – regions that were specifically targeted because we believe they have or will achieve strategic prominence over the next several years with respect to clinical trials. Overall, these partnerships have substantially increased the number of operational personnel that we can employ on global trials and allow us to better service the needs of the pharmaceutical and biotechnology industries. These strategic partnerships also complement our proposed acquisition of Remedium since they are based in locations in which Remedium does not conduct major operations.

Recognizing the dynamic nature of the pharmaceutical and medical device development process, our experience and capabilities enables us to adapt our services to fit our clients’ specific needs. The distinguishing features of our services include the following:

Experienced Management. We are an established company led by a senior management team who average greater than 20 years of clinical research experience from both the CRO and pharmaceutical/biotechnology industry perspective. Our company includes 4 individuals who hold a Ph.D. or M.D. degree. For example, our President and Chief Executive Officer, Dr. Kenneth M. Borow, is a Harvard-trained physician with nearly 30 years of medical, academic and clinical trials experience at Merck, University of Chicago School of Medicine, Brigham and Women’s Hospital, Boston Children’s Hospital, and Covalent. Our Senior Vice President, Global Operations, Alison O’Neill has worked in the pharmaceutical industry for 24 years, 18 of these in clinical research for both pharmaceutical and CRO employers.

Credibility in the clinical research marketplace. We have a strong client base with a high rate of repeat business. We have gained the confidence of our clients as demonstrated by their entrusting us with broad responsibilities, including designing and implementing global clinical research programs for some of their most important products. We provide leadership in a wide variety of therapeutic areas including cardiovascular, endocrinology/metabolism, diabetes, nephrology, immunology, vaccines, infectious diseases, gastroenterology, dermatology, hepatology, womens’ health, and respiratory medicine.

Global capabilities. In 2000, Covalent Group, Ltd., our wholly-owned international subsidiary, commenced operations, providing us with a strategically important international presence. Covalent Group, Ltd. has an international client base with their own clinical trials, but also assists us in conducting clinical trials in Western Europe, Eastern Europe, Scandinavia and elsewhere for our clients. During 2003, we established proprietary strategic partnerships with several highly experienced regional CROs in order to strengthen and broaden our global offerings and our geographic reach. We have made a very determined effort to broaden and diversify our client list. This has resulted in an attractive mix of pharmaceutical and biotechnology companies and we will continue to focus on expanding our capabilities both in the United States and internationally. We believe that these capabilities better positions us to meet our clients’ global clinical trial requirements. Once the proposed Remedium acquisition is completed, the management of our European and Asian operations will be based at Remedium’s offices in Espoo, Finland.

Our bioterrorism vaccine program. During 2003 and 2004, we began the process of conducting a global Counter-Bioterrorism program focused on the development of vaccines against biological agents with potential military and terrorism applications. This program offers clients an inter-disciplinary group of clinical development professionals with extensive experience working with vaccines, recombinant technology and immunotherapy products. During 2005, we continued to win additional business focusing on the development of counter-bioterrorism vaccines for a new client. In total, we managed four separate clinical trials in 2005 in this particular therapeutic area.

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

Clinical trials represent one of the most expensive and time-consuming parts of the overall drug development process. The information generated during these trials is critical for gaining marketing approval from the FDA or other regulatory agencies. We assist our clients with one or more of the following steps:

•	Case Report Form Design. Once the study protocol has been finalized, the Case Report Form (“CRF”) must be developed. The CRF is the document for collecting the necessary clinical data as defined by the study protocol. The CRF for a single patient in a study may consist of 100 or more pages.

•	Investigator Recruitment. The success of a clinical trial is dependent upon finding experienced investigators who are capable of performing clinical trials in accordance with the highest ethical and scientific standards. During clinical trials, physicians (who are also referred to as investigators) at hospitals, clinics or other locations, supervise administration of the drug or study product to patients or normal subjects. We recruit investigators who contract directly with either us or our clients to participate in clinical trials. Our global investigator database includes thousands of physician-investigators specializing in a multitude of therapeutic areas.

•	Patient Enrollment. The investigators find and enroll patients suitable for the study. The speed at which trials can be completed is significantly affected by the rate at which patients are enrolled. Prior to participating in a clinical trial, patients are required to review information about the study medication and its possible side effects, and sign an informed consent form to record their knowledge and acceptance of potential side effects. Patients also undergo a medical examination by the investigator to determine whether they meet the requirements of the study protocol. Patients then receive the study medication and are examined by the investigator as specified by the study protocol.

•	Study Monitoring and Data Collection. As patients are examined and tests are conducted in accordance with the study protocol, data is recorded on CRFs. CRFs are reviewed or “monitored” by specially trained clinical research associates or field monitors. Field monitors visit study sites regularly to ensure that the CRFs are completed correctly and that the data specified in the protocol are obtained. The field monitors send completed CRFs to a data management group where they are reviewed for consistency and accuracy before the data are entered into a database. An alternative data flow process utilizes remote data entry technology and a fax based system that frequently enhances the timeliness of clinical data collection while achieving cost savings to the Sponsor. We are currently involved in studies using both types of data flow processes.

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

Biostatistics

Typically, biostatisticians assist clients with all phases of drug development, including biostatistical consulting, database design, data analysis and statistical reporting. These professionals help develop and review protocols, design appropriate analysis plans and design report formats to address the objectives of the study protocol, as well as the client’s individual objectives. Frequently, we represent clients in meetings with the FDA regarding biostatistical consulting.

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

Clients and Marketing

We provide a broad range of clinical research and consulting services to the pharmaceutical, biotechnology and medical device industries. Our clients consist of many of the largest companies in the pharmaceutical, biotechnology and medical device industries. In 2005, we provided services to 23 different clients covering 41 separate studies or projects. We have in the past derived, and may in the future derive, a significant portion of our revenues from a core group of major clients. We are likely to continue to experience client concentration in future years. In 2005, our three largest clients accounted for 70 % of our net revenues, with the three largest representing 27%, 26% and 17% of our net revenues, respectively. In 2004, our three largest clients accounted for 57% of our net revenues, with the three largest representing 23%, 19% and 15% of our net revenues, respectively. In 2003, our three largest clients accounted for 69% of our net revenues, with the three largest representing 41%, 21%, and 7%, respectively. Our largest clients for any one year period may not represent the same customers as in a prior year period.

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

Contractual Arrangements

Most of our contracts with our clients are based on a fixed price with the option for additional variable components (i.e. change of scope). Therefore, we generally bear the risk of cost overruns, but we may also benefit if the costs are lower than we anticipated. Contracts may range from a few months to several years depending on the nature of the work performed. In general, for multi-year contracts, a portion of the contract fee, typically 10-15%, is paid at the time the trial is started, with the balance of the contract fee payable in installments over the trial duration. In some cases, the installments are tied to meeting specific performance milestones, while others have an agreed upon fixed payment plan independent of performance milestones. For example, installment payments for clinical trial projects may be related to investigator recruitment or patient enrollment. Several of our older contracts contain payment schedules that are weighted towards the later stages of the contract. As is typical in the CRO industry, when a client requests a change in the scope of a trial or in the services to be provided by us, we prepare a work order. An executed work order becomes an amendment to the original contract. Work orders resulting from changes of scope often produce additional revenue for us. We are at risk for any work performed outside the scope of the study or in advance of signing a new work order. We attempt to negotiate contract amendments with the client to cover any services provided outside the terms of the original contract. There can be no assurance that the client will agree to the proposed amendments, and we ultimately bear the risk of cost overruns.

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

Backlog

Our backlog consists of anticipated net revenue from uncompleted projects which have been authorized by the client, through a written contract, verbal commitment or letter of intent. Many of our studies and projects are performed over an extended period of time, which may be several years. Amounts included in backlog have not yet been recognized as net revenue in our consolidated statements of operations. Once contracted work begins, net revenue is recognized over the life of the contract on a proportional performance basis. The recognition of net revenue reduces our backlog while the awarding of new business increases our backlog. In 2005, we obtained $19.1 million of new business awards as compared to $21.5 million in 2004, an 11% decrease. Our backlog was $22.7 million at December 31, 2005, compared to $15 million at December 31, 2004. We expect most of this backlog will be recognized in 2006 subject to the risk factors listed herein.

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

Potential Liability and Insurance

We contract with physicians who serve as investigators in conducting clinical trials to test new drugs on their patients. Such testing creates a risk of liability for personal injury to or death of the patients, resulting from adverse reactions to the drugs administered. In addition, although the Company does not believe it is legally accountable for the medical care rendered by third party investigators, it is possible that we could be subject to claims and expenses arising from any professional malpractice of the investigators with whom we contract with. We also may be held liable for errors and omissions in connection with the services we perform.

We believe that the risk of liability to patients in clinical trials is mitigated by various regulatory requirements, including the role of institutional review boards (“IRBs”) and the need to obtain each patient’s informed consent. The FDA requires each human clinical trial to be reviewed and approved by the IRB at each study site. An IRB is an independent committee that includes both medical and non-medical personnel and is obligated to protect the interests of patients enrolled in the trial.

After the trial begins, the IRB monitors the protocol and measures designed to protect patients, such as the requirement to obtain informed consent.

We attempt to reduce our risk through contractual indemnification provisions with clients and investigators, insurance maintained by clients, investigators and us, and various regulatory requirements, including the use of IRBs and the procurement of each patient’s informed consent to participate in the study. However, the contractual indemnifications generally do not protect us against certain of our own actions such as negligence. In addition, the terms and scope of such indemnification vary from client to client and from trial to trial and the financial performance of these indemnities is not secured. Therefore, we bear the risk that the indemnity may not be sufficient or that the indemnifying party may not have the financial ability to fulfill its indemnification obligations. We maintain worldwide professional liability insurance. We believe that our professional liability insurance coverage is adequate. There can be no assurance, however, that we will be able to maintain such insurance coverage on terms acceptable to us, if at all. Our operating results and financial position could be materially and adversely affected if we were required to pay damages or bear the costs of defending any claim outside the scope of or in excess of a contractual indemnification provision or beyond the level of insurance coverage in the event that an indemnifying party does not fulfill its indemnification obligations.

Employees

At December 31, 2005, we employed 82 full time and 2 part time personnel, of which 9 were based outside of the United States. Of our staff, 4 held Ph.D. or M.D. degrees and approximately 14 held masters or other post graduate degrees. None of our employees are subject to a collective bargaining agreement. We believe that our relations with our employees are good. In addition, during 2005, we supplemented our employee base with contractors on an as-needed basis.

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

Three of our clients account for a significant percentage of our revenues. For the year ended December 31, 2005, net revenues from our three largest clients amounted to 70% of our net revenues, with the three largest clients representing 27%, 26% and 17% of net revenues, respectively. For the year ended December 31, 2004, net revenues from our three largest clients amounted to 57% of our net revenues, with the three largest clients representing 23%, 19%, and 15% of net revenues, respectively. For the year ended December 31, 2003, net revenues from our three largest clients amounted to 69% of our net revenues, with the three largest clients representing 41%, 21%, and 7% of net revenues, respectively. We expect that a relatively small number of clients will continue to represent a significant percentage of our net revenue although our largest clients from year to year vary. Our contracts with these clients generally can be terminated on short notice. The loss of business from any one of these significant clients or our failure to continue to obtain new business would have a material and adverse effect on our business and revenues.

Loss of key personnel, or failure to attract and retain additional personnel, may cause the success and growth of our business to suffer.

Our future success depends on the personal efforts and abilities of the principal members of our senior management and scientific team to provide strategic direction, develop business, provide service to our clients, manage our operations and finances, and maintain a cohesive and stable environment. The loss of their services might significantly delay or prevent the achievement of business development and strategic objectives. As a provider of complex clinical trial support services, our success depends on our ability to retain key employees and to attract additional qualified employees. Competition for qualified personnel is intense and we cannot assure you that we will be able to retain existing personnel or attract and retain additional highly qualified employees in the future. Specifically, we are substantially dependent upon the efforts of Kenneth M. Borow, M.D., our President and Chief Executive Officer and Alison O’Neill, our Senior Vice President, Global Operations. We have an employment agreement with Dr. Borow which expires on March 31, 2006. We currently do not have an employment agreement with Ms. O’Neill. The loss of services of any of our key executives would have a material and adverse affect on our business operations, results of operations and financial position.

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

The majority of our contracts are at fixed prices. As a result, we bear the risk of cost overruns. If we fail to adequately price our contracts, fail to effectively estimate the cost to complete contracts, or if we experience significant cost overruns, our operating results and financial condition could be materially and adversely affected. In 2003 and 2004, we had to commit unanticipated resources to complete projects, resulting in higher costs and lower operating margins on those projects. During 2005, we experienced no significant cost overruns on our fixed price contracts. The Company attempts to negotiate contract amendments with the sponsor to cover services provided outside the terms of the contract. However, there can be no guarantee that the sponsor will agree to proposed amendments, and the Company ultimately bears the risk of cost overruns. We might experience similar situations in the future, which would have a material and adverse impact on our operating results and financial condition.

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

In general, our contracts entitle us to receive the costs of winding down the terminated project, as well as all fees earned by us up to the time of termination. The loss, reduction in scope or delay of a significant contract or the loss or delay of multiple contracts could materially and adversely affect our business, results of operations and financial condition.

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

As of December 31, 2005, our backlog was $22.7 million. The backlog represents anticipated net revenue from uncompleted projects with our clients. We cannot be certain that the backlog we have reported will be indicative of our future results. A number of factors may affect our backlog, including: the ability of clients to reduce or expand the size and duration of the projects (some are performed over several years); the termination or delay of projects; and a change in the scope of work during the course of a project.

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

An element of our growth strategy is the successful development and marketing of new services that complement or expand our existing business. If we are unable to develop new services and create demand for those newly developed services, we may not be able to implement this element of our growth strategy, and our future business, results of operations and financial condition could be materially and adversely affected. For example, we have invested in the creation and administrative set-up of our wholly-owned international subsidiary, Covalent Group, Ltd. which has sustained operating losses to date. We may need to make additional investments in this subsidiary in the future in order for it to achieve our objectives. The profitability of this subsidiary depends, in part, on client acceptance and use of its services. There can be no assurance that this subsidiary will be profitable in the future or that any revenue resulting from it will be sufficient to recover our investment in the subsidiary. If our international subsidiary does not develop as anticipated, our business, financial condition and results of operations may be materially and adversely affected.

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

Governmental agencies throughout the world, but particularly in the U.S., strictly regulate the drug development and approval process. Our business involves helping pharmaceutical, biotechnology and medical device companies navigate the regulatory drug approval process. Any changes in drug approval regulatory requirements such as the introduction of simplified drug approval procedures or an increase in regulatory requirements that we have difficulty satisfying, could eliminate or substantially reduce the need for our services. These and other changes in regulation could have an impact on the business opportunities available to us. As a result, our business, results of operations and financial condition could be materially and adversely affected.

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

Our quarterly and annual operating results have varied, and will continue to vary as a result of a variety of factors, many of which are beyond our control. Factors that may cause these variations include: the commencement, postponement, completion or cancellation of large contracts; the progress of on-going projects; changes in the mix of services offered; our ability to successfully negotiate contract amendments in a timely manner; and the timing and amount of start-up costs incurred in connection with the introduction of new products, services or subsidiaries.

A significant percentage of our operating costs are fixed. The timing of the completion, delay or loss of contracts, or the progress of client projects, can cause our operating results to vary substantially between reporting periods. We had an accumulated deficit of $5,418,116 and $3,933,377 as of December 31, 2005 and 2004, respectively, versus positive retained earnings of $289,918 for the year ended December 31, 2003. We believe that operating results for any particular quarter are not necessarily a meaningful indication of future results. While fluctuations in our quarterly or annual operating results could negatively impact the market price of our common stock, these fluctuations may not be related to our future overall operating performance.

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

In 2005, approximately 7% of our net revenues were derived from contracts denominated in currencies other than U.S. dollars. Our financial statements are denominated in U.S. dollars. As a result, factors associated with international operations, including changes in foreign currency exchange rates, could affect our results of operations and financial condition.

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

The Remedium acquisition could disrupt our ongoing business, distract our management and employees, increase our expenses and adversely affect our business.

In March 2006, we announced the planned acquisition of Remedium OY, a privately held CRO based in Espoo, Finland. If we close the Remedium acquisition as expected, we would need to integrate the acquisition into our business operations. In doing so, we may face difficulties in coordinating and assimilating geographically separate units or organizations and integrating, motivating and retaining personnel with diverse business backgrounds. Further, we may not be able to successfully implement appropriate operational, financial and management systems and controls to achieve the anticipated benefits from the acquisition. In addition, our ability to integrate the Remedium acquisition could be affected by factors beyond our control, including regulatory developments, general economic conditions, and increased competition. The integration of the Remedium acquisition may also result in disruption to our existing business and the loss of existing key personnel and clients, or the loss of the acquired business’ key personnel or clients.

The occurrence of one or more of the above, or other factors, may adversely affect our ability to achieve the benefits anticipated from the Remedium acquisition. As a result, our financial condition and results of operations may be materially and adversely affected since the Remedium acquisition may not achieve the revenue growth and profitability expected.

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

As of December 31, 2005, we leased approximately 34,026 square feet of administrative and corporate offices from an independent landlord in Wayne, Pennsylvania, under a lease expiring in December 2009. The rent in 2005 including the payment of operating expenses such as utilities and maintenance was approximately $89,000 per month.

We lease approximately 1,100 square feet of office space from an independent landlord for our international operations in London, England. The Lease is for a three year period commencing in December 2005 for an annual rent of £26,500 (or approximately $45,600 per year based on an exchange rate of 1.72 USD per 1.00 GBP). The lease will expire in December 2008 and contains certain break points, which allows us to terminate the lease prior to December 2008 without penalty.

ITEM 3.	LEGAL PROCEEDINGS

The Company was not involved in any litigation as of December 31, 2005.

ITEM 4.	SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

No matters were submitted to a vote of security holders in the fourth quarter of 2005.

PART II

ITEM 5.	MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS, AND ISSUER PURCHASES OF EQUITY SECURITIES

Our common stock is quoted in the NASDAQ Small Cap Market under the symbol “CVGR.” The following table indicates the high and low bid sale prices per share for each quarter over the last two fiscal years.

	2005		2004
Quarter Ended	High Bid	Low Bid	High Bid	Low Bid
March 31	$2.37	$2.12	$4.15	$2.49
June 30	2.42	2.25	4.31	3.06
September 30	2.60	2.45	4.19	2.20
December 31	2.20	1.99	3.09	2.05

As of March 1, 2006, there were approximately 617 holders of record of our common stock, however, we believe that there are approximately 3,200 additional shareholders in “street name” who beneficially own our common stock in various brokerage accounts.

We have never declared a cash dividend on our common stock and do not anticipate paying cash dividends in the foreseeable future.

For information concerning our Equity Compensation Plans, see “Item 12. Security Ownership of Certain Beneficial Owners and Management.”

On July 31, 2003, Dr. Borow, our President and Chief Executive Officer, exercised an employee stock option to acquire 500,000 shares of our common stock. The option had a grant date of August 6, 1998, an expiration date of August 5, 2003 and an exercise price of $0.6875. As payment for the shares issued and related withholding taxes, we received from Dr. Borow 140,432 Covalent common shares that were owned by him. The shares received are included as treasury stock in our Consolidated Balance Sheet at December 31, 2005 and 2004.

ITEM 6.	SELECTED FINANCIAL DATA

The following table represents selected historical consolidated financial data. The statement of operations data for the years ended December 31, 2005, 2004 and 2003 and balance sheet data at December 31, 2004 and 2005 are derived from our audited consolidated financial statements included elsewhere in this report. The statement of operations data for the years ended December 31, 2002 and 2001 and the balance sheet data at December 31, 2003, 2002, and 2001, are derived from audited consolidated financial statements not included in this report. The historical results are not necessarily indicative of the operating results to be expected in the future. The selected data should be read together with “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations” and our financial statements and notes to the financial statements.

	2005	2004	2003	2002	2001
	(in thousands, except per share data)
Net revenue (1)	$10,403	$13,590	$20,836	$24,677	$18,353
Operating expenses (1)	12,028	19,061	21,946	20,607	14,804

Income (Loss) from operations	(1,625)	(5,471)	(1,110)	4,070	3,549
Other income (expense)	140	3	4	(11)	(56)

Income (Loss) before income taxes	(1,484)	(5,468)	(1,106)	4,060	3,493
Income tax provision (benefit)	—	(1,245)	(544)	1,605	1,458

Net income (loss)	$(1,484)	$(4,223)	$(562)	$2,454	$2,035

Net income (loss) per common share:
Basic	$(0.11)	$(0.32)	$(0.04)	$0.19	$0.16
Diluted	$(0.11)	$(0.32)	$(0.04)	$0.19	$0.16
Weighted average common and common equivalent shares outstanding
Basic	13,347	13,239	12,747	12,591	12,420
Diluted	13,347	13,239	12,747	13,199	12,963
Consolidated Balance Sheet Data:
Cash and cash equivalents	$7,104	$3,166	$2,070	$2,121	$3,455
Working capital (2)	5,896	7,111	10,511	10,772	7,898
Total assets	9,843	12,823	20,385	20,836	15,113
Long term debt	37	63	87	3	62
Total liabilities	3,530	5,014	9,043	9,108	6,223
Shareholders’ equity	6,313	7,809	11,342	11,728	8,889

(1)	Excludes the impact of reimbursement for out-of-pocket expenses.

(2)	Working capital is calculated as current assets minus current liabilities.

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF RESULTS OF OPERATIONS AND FINANCIAL CONDITION

Overview

We are a clinical research organization which is a leader in the design and management of complex clinical trials for the pharmaceutical, biotechnology and medical device industries. Our mission is to provide our clients with high quality, full-service support for their clinical trials. We offer therapeutic expertise, experienced team management and advanced technologies. Our headquarters is in Wayne, Pennsylvania and our International operations are based in London, England.

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

Revenue Recognition

The majority of our net revenue is recognized from fixed price contracts on a proportional performance method based on assumptions regarding the estimated completion of the project. This method is used because management considers total costs incurred to be the best available measure of progress on these contracts.

Each month costs are accumulated on each project and compared to total estimated cost to complete to determine the degree of completion for that particular project. This determines the percentage of completion for the project. This percentage of completion is multiplied by the contract value to determine the amount of revenue to be recognized. As the work progresses, original estimates may be adjusted due to revisions in the scope of work or other factors and a contract modification may be negotiated with the customer to cover additional costs. Our accounting policy for recognizing revenue for changes in scope is to recognize revenue when the Company has reached agreement with the client, the services pursuant to the change in scope have been performed, the price has been set forth in the change of scope document and collectibility is reasonably assured based on our course of dealings with the client. We bear the risk of cost overruns on work performed absent a signed contract modification. Because of the inherent uncertainties in estimating costs, it is reasonably possible that the cost estimates used will change in the near term and may have a material adverse impact on our financial performance.

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

Billings and the related payment terms from fixed price contracts are generally determined by provisions in the contract that may include certain payment schedules and the submission of required billing detail. Accordingly, cash receipts, including the receipt of up front payments and performance based milestone payments, do not necessarily correspond to costs incurred and revenue recognized on contracts. A contract’s payment structure generally requires an up front payment of 10% to 15% of the contract value at or shortly after the initiation of the clinical trial, a series of periodic payments over the life of the contract and, in certain instances, milestone payments based on the achievement of certain agreed upon performance criteria. The up front payments are deferred and recognized as revenues as services are performed under the proportional performance method. Periodic payments, including, performance based milestone payments, are invoiced pursuant to the terms of the contract once the agreed upon performance criteria have been achieved. Milestone payments are generally included in the total value of the contract. All payments received pursuant to the contract are recognized in accordance with the proportional performance method. In a comprehensive full service drug development program, the client would not generally purchase certain deliverables separately but as an integrated, full service arrangement in connection with the development of the drug. Examples of performance based milestones and interim deliverables include, but are not limited to, the completion of patient enrollment into the clinical trial, completion of the database and acceptance by the client of the final study report.

Clients generally may terminate a contract on short notice which might cause unplanned periods of excess capacity and reduced revenues and earnings. Client initiated delays or cancellations for ongoing clinical trials can come suddenly and may not be foreseeable. To offset the effects of early termination of significant contracts, we attempt to negotiate the payment of an early termination fee as part of the original contract. Generally, we have not been successful in negotiating such fees. Our contracts typically require payment to us of expenses incurred to wind down a study and fees earned to date. Therefore, revenue recognized prior to cancellation does not require a significant adjustment upon cancellation. If we determine that a loss will result from the performance of a fixed price contract, the entire amount of the estimated loss is charged against income in the period in which such determination is made.

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

Our operations have experienced, and may continue to experience, period-to-period fluctuations in net service revenue and results from operations. Because we generate a large proportion of our revenues from services performed at hourly rates, our revenues in any period is directly related to the number of employees and the number of hours worked by those employees during that period. Our results of operations in any one quarter can fluctuate depending upon, among other things, the number of weeks in the quarter, the number and related contract value of ongoing client engagements, the commencement, postponement and termination of engagements in the quarter, the mix of revenue, the extent of cost overruns, employee hiring, employee utilization, vacation patterns, exchange rate fluctuations and other factors.

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

As is customary in the industry, we exclude from revenue and expense in the Consolidated Statement of Operations fees paid to investigators and the associated reimbursement since we act as agent on behalf of our clients with regard to investigators. These investigator fees are not reflected in our Net Revenue, Reimbursement Revenue, Reimbursement Out-of-Pocket Expenses, and/or Direct Expenses. The amounts of these investigator fees were $1.2 million, $5.1 million, and $10.5 million for the years ended December 31, 2005, 2004, and 2003 respectively.

Concentration of Credit Risk

Our accounts receivable and costs and estimated earnings in excess of related billings on uncompleted contracts are concentrated with a small number of companies within the pharmaceutical, biotechnology and medical device industries. The significant majority of this exposure is to large, well established firms. Credit losses have historically been minimal. As of December 31, 2005, the total of accounts receivable and costs and estimated earnings in excess of related billings on uncompleted contracts was $1.5 million. Of this amount, the exposure to our three largest clients was 84% of the total, with the three largest clients representing 42%, 29%, and 13% of total exposure, respectively. As of December 31, 2004, the total of accounts receivable and costs and estimated earnings in excess of related billings on uncompleted contracts was $6.9 million. Of this amount, the exposure to our three largest clients was 55% of the total, with the three largest clients representing 34%, 11%, and 10% of total exposure, respectively.

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

Tax Valuation Allowance

The Company estimates its tax liability based on current tax laws in the statutory jurisdictions in which it operates. Because the Company conducts business on a global basis, its effective tax rate has and will continue to depend upon the geographic distribution of its pre-tax earnings (losses) among jurisdictions with varying tax rates. These estimates include judgments about deferred tax assets and liabilities resulting from temporary differences between assets and liabilities recognized for financial reporting purposes and such amounts recognized for tax purposes. The Company has assessed the realization of deferred tax assets and a valuation allowance has been established against excess net operating losses based on an assessment that it is more likely than not that realization cannot be assured. The ultimate realization of this tax benefit is dependent upon the generation of sufficient operating income in the respective tax jurisdictions.

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

Percentage of Net Revenue, Excluding Reimbursable Out-of-Pocket Expenses

	Year Ended December 31,
	2005	2004	2003
Net revenue	100.0%	100.0%	100.0%
Operating Expenses
Direct	71.5%	98.3%	74.0%
Selling, general and administrative	39.2%	36.4%	27.1%
Depreciation	4.9%	5.6%	4.2%
Loss from Operations	(15.6)%	(40.3)%	(5.3)%
Net Loss	(15.6)%	(31.1)%	(2.7)%

Year Ended December 31, 2005 Compared With Year Ended December 31, 2004

Net revenue for 2005 decreased $3.2 million to $10.4 million as compared to $13.6 million for 2004 a decline of 24%. The decline in net revenues for 2005 was due to the completion of several major clinical studies that were in process at the beginning of 2005, combined with delays in starting new clinical studies that were signed in the second half of 2005. Approximately 61% of net revenue for 2005 was attributable to completed studies that were in process at the beginning of 2005. The Company experienced delays in starting several new studies signed in the second half of 2005, due primarily to unforeseen regulatory issues. We were awarded several new business contracts late in the fourth quarter of 2005 which are not expected to generate any significant revenues until 2006. Our backlog at the end of 2005 increased significantly as a result of these new business signings. At the end of 2005, backlog increased by $7.7 million to $22.7 million compared to $15 million at the end of 2004.

In 2004, net revenue was adversely affected by cost increases approximating $1.4 million or 8.8 % in the cost to complete for two legacy projects that were winding down as they entered the final stage of their development schedules. These legacy projects experienced significant increases in their costs to complete without a corresponding increase in revenue in 2004 resulting in lower gross margins and reduced profitability on these projects. The changes in cost estimates and related revenue adjustments for these legacy projects had a material impact on our net income for 2004. In 2005, there was no material impact on net revenue related to the completion of these legacy projects

We may experience similar annual cost increases in the future in our ongoing clinical projects without a corresponding increase in revenues. To the extent the actual estimated cost to complete utilized at the end of 2005 were higher by 5% and 10%, respectively, than the estimates actually utilized, the Company’s 2005 reported revenues would have been reduced by

$92 thousand and $183 thousand, respectively. The Company’s consolidated net loss for 2005 would have increased by the same amount as the decline in revenues. This assumes that the Company would have been unsuccessful in negotiating change orders during 2005 that would provide for reimbursement of the excess costs. For periods beyond 2005, the impact on the Company’s net income and financial position would depend upon the actual costs incurred to complete the project and whether the Company was successful in negotiating change orders for reimbursement of the excess costs. See Footnote No. 2, Revenue Recognition, for the Company’s revenue recognition accounting policies.

Reimbursement revenue consisted of reimbursable out-of-pocket expenses incurred on behalf of our clients. Reimbursements are made at cost, without mark-up or profit, and therefore have no impact on net income.

Direct expenses included compensation and other expenses directly related to conducting clinical studies. These costs decreased by $5.9 million to $7.4 million for the year ended December 31, 2005 from $13.4 million for the year ended December 31, 2004. The decrease in direct expenses resulted principally from a reduction in the level of clinical trial studies conducted by the Company during 2005. Direct expenses as a percentage of net revenue were 72% for the year ended December 31, 2005 as compared to 98% for the year ended December 31, 2004. The improvement was principally due to a significant decrease in the existing base of fixed direct expenses due to headcount reductions as well as reductions in the use of outside independent contractors.

Selling, general, and administrative expenses included the salaries, wages and benefits of all administrative, financial and business development personnel and all other support expenses not directly related to specific contracts. Selling, general and administrative expenses for the year ended December 31, 2005 were $4.1 million, or 39% of net revenue, as compared to $4.9 million, or 36% of net revenue, for the year ended December 31, 2004. The decrease of $866 thousand primarily reflected a reduction in administrative staffing levels and the utilization of outside contractors. The increase as a percentage of net revenue generally reflects the significant decrease in net revenues in 2005 compared with 2004 which was greater than the percentage reduction in selling, general and administrative expenses.

Depreciation and amortization expense decreased to $510 thousand for the year ended December 31, 2005 from $759 thousand for the year ended December 31, 2004, primarily as a result of a reduction in fixed asset additions during 2005 compared with 2004.

We realized the full year impact in 2005 from the workforce rationalization and efficiency program implemented in 2004. On August 30, 2004, the Company announced that it had initiated a workforce rationalization and efficiency program to reduce its workforce and cost of operations. The program was completed in the third quarter of 2004 for a one time cost of approximately $151 thousand which we charged in the third quarter of 2004. The annualized cost reduction benefit of the restructuring is approximately $1.1 million.

Loss from operations decreased by $3.8 million to $1.5 million, primarily for the reasons noted in the preceding paragraphs.

Net interest income for the year ended December 31, 2005 was $140 thousand compared to net interest income of $3 thousand for the year ended December 31, 2004. This increase resulted from us having more cash on hand combined with a higher rate of interest earned on invested cash deposits.

The effective income tax rate (benefit) for the year ended December 31, 2005 and 2004 was 0% and (22.8)%, respectively. The Company’s effective tax rate in 2004 was negatively affected by the increased loss from operations and a valuation allowance against excess net operating losses that the Company was unable to carryback against prior years. The Company recorded a valuation allowance of $1,068,400 for certain net income tax operating loss carryforwards.

The net loss for the year ended December 31, 2005 decreased to $(1.5) million, or $(.11) per diluted share, as compared to $(4.2) million, or $(.32) per diluted share for the year ended December 31, 2004, primarily for the reasons noted above.

Year Ended December 31, 2004 Compared With Year Ended December 31, 2003

Net revenue for 2004 decreased $7.2 million to $13.6 million as compared to $20.8 million for 2003 a decline of 35%. The decline in net revenues was due to an overall slowdown in new business signings especially in the second half of the year and delays in starting new projects that were signed in the first half of the year. Net revenue was also adversely affected by cost increases approximating $1.4 million or 8.8 % in the cost to complete for two legacy projects that were winding down as they entered the final stage of their development schedules. These legacy projects experienced significant increases in their costs to complete without a corresponding increase in revenue in 2004 resulting in lower gross margins and reduced profitability on these projects. The changes in cost estimates and related revenue adjustments for these legacy projects had a material impact on our net income for 2004.

We may experience similar annual cost increases in the future in our ongoing clinical projects without a corresponding increase in revenues. To the extent the actual estimated cost to complete utilized at the end of 2004 were higher by 5% and 10%, respectively, than the estimates actually utilized, the Company’s 2004 reported revenues would have been reduced by $157 thousand $303 thousand, respectively. The Company’s consolidated net loss for 2004 would have increased by the same amount as the decline in revenues. This assumes that the Company would have been unsuccessful in negotiating change orders during 2004 that would provide for reimbursement of the excess costs. For periods beyond 2004, the impact on the Company’s net income and financial position would depend upon the actual costs incurred to complete the project and whether the Company was successful in negotiating change orders for reimbursement of the excess costs. See Footnote No. 2, Revenue Recognition, for the Company’s revenue recognition accounting policies.

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

The effective income tax rate (benefit) for the year ended December 31, 2004 and 2003 was (22.8)% and (49.2)%, respectively. The Company’s effective tax rate in 2004 was negatively affected by the establishment of a valuation allowance against excess net operating losses that the Company was unable to carryback against prior years. The Company recorded a valuation allowance of $704,357 for certain net income tax operating loss carryforwards.

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

Net revenue is recognized on a proportional performance basis. We typically receive a low volume of large-dollar receipts. As a result, the number of days net revenue outstanding in accounts receivable, costs and estimated earnings in excess of related billings, customer advances, and billings in excess of related costs will fluctuate due to the timing and size of billings and cash receipts. At December 31, 2005, the net days revenue outstanding was 49 days compared to 192 days at December 31, 2004. Compared to December 31, 2004, accounts receivable decreased $4.1 million to $1.1 million at December 31, 2005, primarily due to the timing of billings and progress payments for clinical trials. Of the accounts receivable balance at December 31, 2005, less than 1% of the total was over 60 days past the due date.

Compared to December 31, 2004, costs and estimated earnings in excess of related billings on uncompleted contracts decreased $1.3 million to $384 thousand at December 31, 2005. The decrease primarily represents the achievement of certain billing milestones or payment schedules contained in the contracts with our clients. The balance at December 31, 2005 primarily consisted of three clinical trials, which individually constituted 42%, 29% and 13% of the balance. These amounts are expected to be billed during 2006 as billing schedules are met. The decrease in the liability account billings in excess of related costs and estimated earnings on uncompleted contracts of $425 thousand to $1.3 million as of December 31, 2005 from $1.8 million as of December 31, 2004, resulted from the completion of several key projects during the year and the billing of all project related revenue. The $60 thousand decrease in customer advances to $1.0 million as of December 31, 2005 from $1.1 million as of December 31, 2004 resulted primarily from the net utilization of customer advances for investigator payments.

Our net cash provided by operating activities was $4.1 million for the year ended December 31, 2005, compared with net cash provided by operating activities of $704 thousand for the year ended December 31, 2004. The primary factors underlying this change was the decrease in our costs and estimated earnings in excess of related billings on uncompleted contracts relative to the end of the prior year and a significant increase in cash collections of receivables, including the collection of approximately $1.1 million in federal and state income tax refunds. Net cash used by investing activities, consisting principally of purchases of property, equipment and leasehold improvements, was $86 thousand for the year ended December 31, 2005, compared with $275 thousand for the year ended December 31, 2004. Purchases of property and equipment for the year ended December 31, 2005 included leasehold improvements, software and hardware, including host servers and computers for our corporate office and field-based personnel. Net cash used by financing activities was $13 thousand for the year ended December 31, 2005, compared with net cash provided by financing activities of $621 thousand for the year ended December 31, 2004. The primary difference related to reduced proceeds from the exercise of stock options. As a result of these cash flows, our cash and cash equivalents balance at December 31, 2005 was $7.1 million as compared to $3.2 million at December 31, 2004, an increase of $3.9 million.

We previously maintained a demand line of credit with a bank under which maximum borrowings were the lesser of $2.5 million or 75% of eligible accounts receivable, as defined in the loan agreement, and interest was charged at the LIBOR Market Index Rate plus 2.65%. This line of credit expired on August 15, 2004.

The Company has incurred losses in recent years. However, we believe we will be able to return to being a profitable business as a result of anticipated new business awards combined with a leaner cost structure, increased backlog and a more favorable mix of existing contracts. Management believes that cash on hand and cash from operations will be sufficient to meet the Company’s obligations for the foreseeable future. In the event that we are not able to develop new business or existing contracts are terminated, there is a potential risk that the Company will not achieve profitability and, accordingly, might not be able to meet future cash obligations. There can be no assurance that anticipated new business will be obtained and if such business is not obtained our financial results and cash flow could be adversely and materially affected.

Off Balance Sheet Financing Arrangements

As of December 31, 2005, we did not have any off-balance sheet financing arrangements or any equity ownership interests in any variable interest entity or other minority owned ventures.

Contractual Obligations and Commitments

For 2005 and 2004, we entered into no new capital lease obligations as compared to $123 in new capital lease obligations in 2003. These leases were recorded as assets and in general were for peripheral office equipment. We are committed under a number of non-cancelable operating leases, primarily related to office space and other office equipment.

Below is a summary of our future payment commitments by year under contractual obligations as of December 31, 2005. Actual amounts paid under these agreements could be higher or lower than the amounts shown below as a result of changes in volume and other variables:

	Total	1 Year	2-3 Years	4-5 Years	>5 Years
Obligations under capital leases	$63,309	$26,314	$36,995	$—	$—
Operating leases	3,917,549	966,619	1,981,189	969,741	—
Employment agreement	86,000	86,000	—	—	—
Service agreements	934,286	338,077	449,285	146,924	—

Total	$5,001,144	$1,417,010	$2,467,469	$1,116,665	$—

In 2006, we anticipate capital expenditures of approximately $150,000—$250,000 for leasehold improvements, software applications, workstations, personal computer equipment and related assets. A significant portion of our service agreement commitments, which are primarily comprised of investigator payments, are expected to be reimbursed under agreements with clients.

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

In May 2003, the FASB issued SFAS No. 150, “Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity”, which establishes standards for how an issuer classifies and measures certain financial instruments with characteristics of both liabilities and equity. SFAS No. 150 requires that an issuer classify a financial instrument that is within its scope, which may have previously been reported as equity, as a liability (or an asset in some circumstances). This statement is effective for financial instruments entered into or modified after May 31, 2003, and otherwise is effective at the beginning of the first interim period beginning after June 15, 2003. Adoption of SFAS No. 150 has not had a material impact on our financial statements. .

In December 2004, the FASB issued SFAS 123(R), “Share-Based Payment” SFAS No. 123(R) revises SFAS 123, “Accounting for Stock-Based Compensation”, and supersedes APB Opinion No. 25, “Accounting for Stock Issued to Employees”, and its related implementation guidance. SFAS 123(R) will require compensation costs related to share-based payment transactions to be recognized in the financial statements. The amount of compensation cost will be measured based on the grant-date fair value of the equity or liability instruments issued. Compensation cost will be recognized over the period that an employee provides service in exchange for the award. This statement is effective as of the beginning of the first interim or annual reporting period that begins after June 15, 2005. The Company is currently evaluating the impact from this standard on its future results of operations and financial position.

ITEM 7A.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Market Risk

The fair values of cash and cash equivalents, restricted cash, accounts receivable, costs and estimated earnings in excess of related billings on uncompleted contracts, accounts payable, accrued expenses and billings in excess of related costs and estimated earnings on uncompleted contracts were not materially different than their carrying amounts as reported at December 31, 2005 and December 31, 2004.

As of December 31, 2005, the Company was not a counterparty to any forward foreign exchange contracts or any other transaction involving a derivative financial instrument.

Foreign Currency Exchange Risk

The Company is exposed to foreign currency exchange risk through its international operations. For the year ended December 31, 2005, approximately 7% of our net revenue was derived from contracts denominated in other than U.S. Dollars. Our financial statements are denominated in U.S. Dollars. As a result, factors associated with international operations, including changes in foreign currency exchange rates, could affect our results of operations and financial condition. Contracts entered into in the U.S. are denominated in U.S. Dollars. Contracts entered into by our international subsidiary are generally denominated in pounds sterling or Euros. To date, we have not engaged in any derivative or contractual hedging activities related to our foreign exchange exposures. We believe that these exposures are limited by virtue of their size relative to our overall operations as well as the partial natural hedge afforded by our local currency expenditures to service these local currency contracts.

Assets and liabilities of the Company’s international operations are translated into U.S. Dollars at exchange rates in effect on the balance sheet date and equity accounts are translated at historical exchange rates. Revenue and expense items are translated at average exchange rates in effect during the quarter. Gains or losses from translating foreign currency financial statements are recorded in other comprehensive income. The cumulative translation adjustment included in other comprehensive income for the years ended December 31, 2005, December 31, 2004 and December 31, 2003 was ($23) thousand, $45 thousand, and $99 thousand, respectively.

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

The Company’s principal executive officer and principal financial officer, with the participation of other members of the Company’s management, have evaluated the effectiveness of the Company’s disclosure controls and procedures (as defined in Rule 13a-15(e) under the Securities and Exchange Act of 1934, as amended) as of the end of the period covered by this report (the “Evaluation Date”) and, based on that evaluation, concluded that, as of the Evaluation Date, the Company’s disclosure controls and procedures were effective to ensure that information that is required to be disclosed in its reports under the Securities and Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to management, including the Company’s principal executive officer and principal financial officer, as appropriate, to allow timely decisions regarding required disclosure,

Our management, including our principal executive and principal financial officers, has evaluated any changes in our internal control over financial reporting that occurred during the year ended December 31, 2005, and has concluded that there was no change that occurred during the quarter ended December 31, 2005 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART III

ITEM 10.	DIRECTORS AND EXECUTIVE OFFICERS OF REGISTRANT

Directors

Name	Age	Director Since	Principal Occupation
Kenneth M. Borow, M.D.	58	1998	President and Chief Executive Officer of the Company

Earl M. Collier, Jr.	58	2002	Executive Vice President, Genzyme Corporation

Scott M. Jenkins	51	2001	President of S.M. Jenkins & Co., General Partner, Jenkins Partners, L.P.

Christopher F. Meshginpoosh	37	2005	Director, Kreischer Miller

•	Kenneth M. Borow, M.D. has been President and Chief Executive Officer and a Director since 2000 and joined the Company in 1997 as Vice President of Operations and Chief Medical Officer. For the previous four years, Dr. Borow was Senior Director, Medical Research Associates Department, Merck Research Laboratories, where he directed clinical research operations for 163 different protocols, and developed a Merck-based contract group consisting of field monitors, data coordinators and statisticians. Previously, he was a Professor of Medicine and Pediatrics at the University of Chicago, and originator of a worldwide clinical research program in cardiac function which included investigative sites in the United States, United Kingdom, Norway, Israel and South Africa. Dr. Borow graduated from the Temple Medical School in 1974. Dr. Borow is a Harvard-trained Internist, Pediatrician, Adult Cardiologist and Pediatric Cardiologist.

•	Earl M. Collier, Jr. has been a Director since March 2002. Mr. Collier is currently Executive Vice President, Genzyme Corporation. Prior to joining Genzyme in 1997, Mr. Collier was President of Vitas Healthcare Corporation, the largest provider of hospice services in the United States. Previously, Mr. Collier was a partner with the Washington, D.C. based law firm of Hogan and Hartson. He also served as Deputy Administrator for the Health Care Financing Administration during the Carter Administration. Mr. Collier earned a B.A. at Yale University and a J.D. at the University of Virginia Law School.

•	Scott M. Jenkins has been a Director since October 2001. He is currently President of S. M. Jenkins & Co., which he founded in 1991. S. M. Jenkins & Co. provides a wide range of financial and consulting services to private companies, wealthy family groups and a variety of businesses. In addition, Mr. Jenkins is the General Partner of Jenkins Partners, L.P., which has invested in many early stage, private and public companies. Prior to founding S. M. Jenkins & Co., Mr. Jenkins was with Goldman Sachs & Co., where he worked from 1984 until 1990 when he joined First Boston Corporation. Mr. Jenkins has also served in the not-for-profit healthcare sector as the Chair of the Board of Trustees of the Presbyterian Medical Center of Philadelphia Foundation, which is now part of the University of Pennsylvania Health System.

•	Christopher F. Meshginpoosh has been a director since April 2005. He is currently Director of Consulting Services for Kreischer Miller, one of the Philadelphia area’s largest accounting and advisory firms. Prior to joining Kreischer Miller, he was Chief Financial Officer and Secretary of Liquent, Inc. from 2000 to 2002. He also was a consultant and subsequently the Vice President of Finance at Luminant Worldwide Corporation, which filed for Chapter 11 bankruptcy protection in December 2001, from December 1999 to September 2000. Mr. Meshginpoosh is a certified public accountant and holds a B.S., Accounting from West Chester University.

Executive Officers

Executive officers serve at the discretion of the Board and serve until their successors have been duly elected and qualified or until their earlier resignation or removal. The executive officers of the Company as of March 1, 2006 were:

Name	Age	Position(s) Held With Company
Kenneth M. Borow, M.D.	58	President, Chief Executive Officer, Director
Lawrence R. Hoffman	51	Executive Vice President, General Counsel, Secretary and Chief Financial Officer
Alison O’Neill	41	Senior Vice President, Clinical Operations

•	Kenneth M. Borow, M.D. has been President and Chief Executive Officer of the Company since January 2000. Dr. Borow’s biographical information appears above under the caption “Directors”.

•	Lawrence R. Hoffman joined the Company in July 2004 as Executive Vice President and Chief Financial Officer. In February 2005, he was promoted to Executive Vice President, General Counsel, Secretary and Chief Financial Officer. From January 2003 to July 2004, Mr. Hoffman was an independent financial consultant. From July 2000 to January 2003, he was Vice President and Chief Financial Officer of Cytogen Corporation a publicly traded biopharmaceutical company. From April 1998 to July 2000, Mr. Hoffman was Vice President and Chief Financial Officer of the Liposome Company, a publicly traded biopharmaceutical company which was sold to Elan PLC in May 2000.

Mr. Hoffman is a certified public accountant and attorney with a J.D. from Temple University School of Law, and an LLM (Taxation) from Villanova University School of Law. He received his B.S. with a major in accounting from LaSalle University.

•	Alison O’Neill has been Senior Vice President, Clinical Operations since January 1, 2004. Mrs. O’Neill previously served as Vice President of Global Project Management from April 2001 until December 31, 2003. From 1996 to April 2001, Mrs. O’Neill was employed with Ingenix Pharmaceutical Services (successor to ClinPharm Ltd.), culminating as Senior Director, Clinical Operations. Mrs. O’Neill has 22 years of experience in the pharmaceutical industry both in pharma companies and contract research organizations and has worked across therapeutic areas and phases of development.

Director Independence

The Board of Directors has determined that the following directors are independent under the listing standards of the NASD; Mr. Collier, Mr. Jenkins and Mr. Meshginpoosh.

Committees of the Board

The Board has a Compensation and an Audit Committee.

•	Compensation Committee. The Compensation Committee reviews and approves salaries for corporate officers and reviews, approves and administers the Company’s stock option plan grants thereunder. The Compensation Committee met three times during 2005. The Compensation Committee is presently comprised of two non-employee directors, Scott M. Jenkins (Chairman) and Earl M. Collier, Jr.

•	Audit Committee. The Audit Committee oversees the Company’s accounting, financial reporting process, internal controls over financial reporting and audits, and consults with management, and the independent public accountants on, among other items, matters related to the annual audit, published financial statements and accounting principles applied. As part of its duties, the Audit Committee appoints, evaluates and retains the Company’s independent registered public accounting firm. It also maintains direct responsibility for the compensation, termination and oversight of the Company’s independent registered public accounting firm and evaluates the independent public accountants’ qualifications, performance and independence. The Audit Committee approves all services provided to the Company by the independent registered public accounting firm. The Audit Committee has established procedures for the receipt, retention and treatment, on a confidential basis, of complaints received by the Company, regarding accounting, internal accounting controls or auditing matters, and the confidential, anonymous submissions by employees of concerns regarding questionable accounting or auditing matters. In 2005, the Audit Committee was composed of Christopher F. Meshginpoosh (Chairman), Earl M. Collier, Jr., and Scott M. Jenkins. Mr. Meshginpoosh joined the Board of Directors in April 2005 and concurrently was appointed Chairman of the Audit Committee. Prior to the appointment of Mr. Meshginpoosh as Chairman, Mr. Jenkins was acting Chairman of the Audit Committee. Each member of the Audit Committee is “independent” as defined in the Securities Exchange Act of 1934, as amended, and applicable rules of The Nasdaq Stock Market. The Board of Directors has determined that Mr. Meshginpoosh is an “audit committee financial expert” as defined in rules of the Securities and Exchange Commission under the Sarbanes-Oxley Act of 2002. The Audit Committee met five times in 2005.

Section 16(a) Beneficial Ownership Reporting Compliance

Section 16(a) of the Securities Exchange Act of 1934 requires the Company’s executive officers and directors to file initial reports of ownership and reports of change of ownership with the SEC. Executive officers and directors are required by SEC regulations to furnish the Company with copies of all Section 16(a) forms they file. Based solely upon a review of copies of reports furnished to the Company during the fiscal year ended December 31, 2005, all executive officers and directors were in compliance.

Code of Business Conduct and Ethics

The Board of Directors is committed to ethical business practices. The Company adopted a corporate code of ethics in September 2004. The code of ethics applies to all of the Company’s employees and directors and includes the code of ethics for the Company’s principal executive officer, principal financial officer, and principal accounting officer within the meaning of the SEC regulations adopted under the Sarbanes-Oxley Act of 2002. The Company’s corporate code of ethics is posted under the Investor Relations section of its website at: www.covalentgroup.com. Please note that none of the information on the Company’s website is incorporated by reference in this proxy statement.

ITEM 11.	EXECUTIVE COMPENSATION

The following table sets forth the total compensation paid by the Company to the Chief Executive Officer and the two other most highly compensated individuals who served as executive officers in 2005 and were paid more than $100,000 in salary and bonus for 2005 (the “Named Executive Officers”).

SUMMARY COMPENSATION TABLE

Long-term Compensation
Name and Principal Position	Year	Annual Compensation			Shares Underlying Options (#)	All Other Compensation (1)
		Salary		Bonus
Kenneth M. Borow, M.D. President and Chief Executive Officer	2005 2004 2003	$ $ $	344,970 331,852 340,813	— — —	500,000 — —	$ $ $	1,993 1,656 1,406

Lawrence R. Hoffman (2) Executive Vice President, General Counsel, Secretary and Chief Financial Officer	2005 2004	$ $	216,666 78,461	— —	100,000 100,000		$1,100 —
Alison O’Neill (3) Senior Vice President, Global Operations	2005 2004	$ $	181,603 198,096	— —	75,000 25,000	$ $	1,215 50,113	(4)

(1)	Represents Company matching contributions under the Company’s employee’s savings (401K) plan.
(2)	Mr. Hoffman joined the Company in July 2004 as Executive Vice President and Chief Financial Officer.
(3)	Ms. O’Neill was promoted to Senior Vice President, Global Operations effective January 2, 2004. Effective June 1, 2004, she relocated to the United States from the Company’s United Kingdom office. From January through May 2004, she was paid in British pound sterling. The salary payments she received in British pound sterling were converted to USD at a conversion rate of $1.84 USD per 1.00 British pound sterling.
(4)	Includes Company contributions to a pension plan, $3,809 in 2004, and payments for a car allowance, $3,680 in 2004. Ms. O’Neill’s pension plan and car allowance contributions for 2004 are based on a conversion rate of $1.84 USD per 1.00 British pound sterling. Also included is $42,624 of moving expenses in connection with Ms. O’Neill’s relocation to the United States from the United Kingdom.

Employment Agreement; Termination of Employment and Change-in-Control Arrangement

We entered into an employment agreement with Dr. Borow, as of March 31, 2003. Pursuant to the employment agreement (which replaced a prior agreement), which has a term of three years expiring March 31, 2006, Dr. Borow received an annual base salary of $325,000, subject to increases in each subsequent year tied to increases in the consumer price index. In addition, the Company paid to Dr. Borow the sum of $35,937 in 2003 (which is the difference between the base salary actually paid for the period February 1, 2002 through January 31, 2003 and the base salary he would have been paid had his base salary been equal to $300,000). Pursuant to the employment agreement, Dr. Borow is eligible to receive an annual bonus of up to 50% of his base salary, depending upon the Company’s attainment of its operating goals and his individual performance. Up to one-half of Dr. Borow’s maximum annual bonus is based on objective tests and up to one-half of his maximum bonus is determined in the sole discretion of the Compensation Committee. Under certain circumstances relating to the termination of Dr. Borow’s employment, the Company may be obligated to pay Dr. Borow severance compensation for up to one year (at a rate equal to his then base salary) and, in such event, the Company also would be obligated to continue group health coverage for Dr. Borow for a period of one year and, to the extent not already vested, of all of Dr. Borow’s stock options would vest. In addition, if a “change in control” (as defined in the agreement) occurs during the term of Dr. Borow’s employment agreement (or within one year thereafter under certain circumstances), the Company would be obligated to pay Dr. Borow a change in control payment in an amount ranging from one to five times his then base salary, depending upon the growth in stockholder value as reflected by the trading price of the Company’s common stock (or, under certain circumstances, the amount of the consideration to be received by the stockholders in such transaction). We expect to negotiate a new employment agreement with Dr. Borow in connection with the proposed acquisition of the shares of Remedium OY which is expected to close at the end of the second quarter of 2006. It is expected that Dr. Borow’s current contract will expire before a new employment agreement can be executed.

Mr. Hoffman is currently a party to an Executive Severance Agreement with the Company in the event his employment with us is terminated in connection with a change of control as set forth therein. Such agreement provides, generally, for the payment of twelve months base salary, a pro-rata portion of any such bonus compensation due Mr. Hoffman and the continuation of certain company paid fringe benefits for twelve months. We do not have any separate Executive Severance Agreements with any other executive officers.

Option Grant Table

The following table provides information about grants of stock options made during 2005 to each of the Named Executive Officers.

	Individual Grants
	Number of Shares Underlying Options Granted	Percentage of Total Options Granted to Employees	Exercise Price	Expiration Date	Potential Realizable Value at Assumed Annual Rates of Stock Price Appreciation of Option Term(3)
					5%	10%
Kenneth M. Borow, M.D (1)	500,000	65%	$2.25	7/01/2010	$1,391,147	$1,755,456
Lawrence R. Hoffman (1)	100,000	13%	$2.25	7/01/2010	$ 278,229	$ 351,091
Alison O’Neill (2)	75,000	10%	$2.25	7/01/2010	$ 208,672	$ 263,318

(1)	Each option has a term of five years from the date of grant and vests ratably over a three-year period, beginning on the first anniversary of the date of grant.
(2)	Each option has a term of five years from the date of grant with 20% of the grant vesting on the date of grant and the remainder vesting ratably over the next four years.

(3)	The amounts shown are hypothetical gains based on the indicated assumed rates of appreciation of Common Stock compounded annually for a five-year period. There can be no assurance that the Common Stock will appreciate in value at any particular rate or at all in future years.

Aggregated Fiscal Year-End Option Values

The following table presents certain information with respect to the exercise of options during 2005 by the Named Executive Officers and the number and value at December 31, 2005, of options held by each of the Named Executive Officers. The value actually realized upon future option exercises by the Named Executive Officers will depend on the value of the Common Stock at the time of exercise.

Name	Shares Acquired on Exercise (#)	Value Realized ($)	Number of Shares Underlying Unexercised Options		Values of Unexercised In-The-Money Options(1)
			Exercisable	Unexercisable	Exercisable	Unexercisable
Kenneth M. Borow, M.D.	—	—	50,000	500,000	$12,125	$ —
Lawrence R. Hoffman.	—	—	33,334	66,666	$ —	$ —
Alison O’Neill	—	—	58,400	89,600	$ —	$ —

(1)	Based on the closing price of $2.18 of the Common Stock on the Nasdaq SmallCap Market on December 31, 2005 net of the exercise price.

Directors’ Compensation

Non-employee directors receive $37,500 per year for their service as directors paid at the rate of $3,125 per month, and are reimbursed for reasonable expenses incurred in connection with attendance at meetings of the Board. Non-employee directors who are Chairman of the Audit and Compensation Committees may receive an annual grant to purchase 25,000 shares of Common Stock. All other non-employee directors may receive an annual grant to purchase 20,000 shares of Common Stock. The option grant vests pursuant to the terms of the Company’s stock option plans.

Compensation Committee Interlocks and Insider Participation

The Compensation Committee currently consists of Scott M. Jenkins (Chairman) and Earl M. Collier, Jr. each of whom is a non-employee director. There are no compensation committee interlocks between the Company and any other entity involving the Company’s or such other entity’s executive officers or board members.

Report of the Compensation Committee of the Board of Directors

The following report was prepared by the Compensation Committee, which was comprised during 2005 of Mr. Jenkins (Chairman) and Mr. Collier. The Compensation Committee is responsible for establishing and overseeing policies governing compensation programs for executive-level officers of the Company in order to attract, motivate and retain key executives responsible for the operations of the Company.

Compensation Policies

The Company’s executive compensation policies and specific compensation programs are intended to further the principal objective of maximizing long-term shareholder value. The Compensation Committee believes that this objective, and the long-term interests of shareholders, are best achieved by attracting and retaining high-quality management, and that executive compensation should be determined according to a competitive framework and based on overall financial results and individual contributions to the business consistent with overall corporate needs and objectives. The ultimate purpose of executive compensation policies and programs is to attract and retain high-quality executives and to motivate the entire management team to put forth maximum efforts toward achieving the Company’s financial and business objectives. The Compensation Committee believes the executive compensation policies and programs of the Company are consistent with this policy.

Within the overall philosophy, the Compensation Committee has established specific objectives to:

•	offer a total compensation program that is competitive and consistent with compensation levels for executive officers holding positions of comparable responsibility in the contract research industry;

•	promote achievement of annual financial and business objectives of the Company;

•	motivate key executives to fulfill their responsibilities in meeting the business objectives of the Company; and

•	reward executives for long-term strategic management and the enhancement of shareholder value.

Compensation Programs

There are three major components of the Company’s executive compensation programs:

•	base annual salary;

•	annual cash incentives (or “bonuses”); and

•	long-term incentives.

In setting annual base salary levels and annual incentives for executive officers, the Compensation Committee evaluates the responsibilities of the position held and the experience of the individual, as well as consideration of compensation practices and financial performance for comparable positions within the pharmaceutical and biotechnology industries. In addition, the performance of each individual executive officer is considered, as well as the Company’s overall financial performance for the previous fiscal year and the contributions to such performance made by the executive officer and his or her department. However, the Compensation Committee does not apply any specific formula or assign any specific weights to these factors in making compensation decisions.

Long-term incentive awards consist of options to acquire shares of Common Stock under the Company’s equity incentive plans. In 2005, 500,000 common stock options were awarded to Dr. Borow, 100,000 common stock options were granted to Mr. Hoffman; and 75,000 common stock options were awarded to Ms. O’Neill. The Compensation Committee believes making these various long-term compensation programs available to executive officers, coupled with annual base salaries and bonuses, further the objectives of the Compensation Committee of aligning the interests of executive officers with the interests of long-term shareholders.

CEO Compensation

We entered into an employment agreement with Dr. Borow, as of March 31, 2003. Pursuant to the employment agreement (which replaced a prior agreement), which will expire on March 31, 2006, Dr. Borow received an annual base salary of $325,000, subject to increases in each subsequent year tied to increases in the consumer price index. In addition, pursuant to the agreement, Dr. Borow is eligible to receive an annual bonus of up to 50% of his base salary, depending upon the Company’s attainment of its operating goals and his individual performance. Up to one-half of Dr. Borow’s maximum annual bonus is based on objective tests and up to one-half of his maximum bonus is determined in the sole discretion of the Compensation Committee. Under certain circumstances relating to the termination of Dr. Borow’s employment, the Company may be obligated to pay Dr. Borow severance compensation for up to one year (at a rate equal to his then base salary) and, in such event, the Company also would be obligated to continue group health coverage for Dr. Borow for a period of one year and, to the extent not already vested, all of Dr. Borow’s stock options would vest. In addition, if a “change in control” (as defined in the agreement) occurs during the term of Dr. Borow’s employment agreement (or within one year thereafter under certain circumstances), the Company would be obligated to pay Dr. Borow a change in control payment in an amount ranging from one to five times his then base salary, depending upon the growth in stockholder value as reflected by the trading price of the Company’s common stock (or, under certain circumstances, the amount of the consideration to be received by the stockholders in such transaction). We expect to negotiate a new employment agreement with Dr. Borow in connection with the proposed acquisition of the shares of Remedium OY which is expected to close at the end of the second quarter of 2006. It is expected that Dr. Borow’s current contract will expire before a new employment agreement can be executed.

In determining the base annual salary, annual cash incentives and the other principal economic terms included in Dr. Borow’s employment agreement, the Compensation Committee’s goal was to provide total annual compensation intended to compensate Dr. Borow fairly in relation to comparable positions within the contract research industry (while recognizing that most of the other publicly-traded contract research organizations are substantially larger than the Company), as well as to retain the services of Dr. Borow for the Company and continue to motivate him to use his maximum efforts to further the business objectives of the Company. The Compensation Committee specifically noted Dr. Borow’s significant contributions to the business development efforts of the Company.

In light of the Company’s financial results in 2005 (noting in particular the decrease in net revenues and the significant loss from operations), Dr. Borow did not receive an annual bonus for 2005 based upon the operating performance criteria contained in the employment agreement. Dr. Borow did receive a cost of living adjustment in 2005 of 4.1% pursuant to the terms of his employment agreement. The cost of living adjustment was based on the consumer price index for the Philadelphia area (the region in which the Company is headquartered) as published by the U.S. Department of Labor, Bureau of Labor Statistics.

Submitted by the Compensation Committee of the Board of Directors

SCOTT M. JENKINS, CHAIRMAN

EARL M. COLLIER, JR.

March 15, 2006

PERFORMANCE GRAPH

The following line graph shows the percentage change in the cumulative total return performance (assuming reinvestment of dividends) to holders of Common Stock with that of the Nasdaq Stock Market (U.S. companies) and a self-constructed peer group index of contract research organizations (comprised of Kendle, International, Icon plc, Parexel, Inc., Pharmaceutical Product Development, Inc., SFBC International, and Covance, Inc.). The comparison includes the period beginning January 1, 2000 through December 31, 2005. Shares of the Company’s Common Stock are traded on the Nasdaq SmallCap Market under the symbol “CVGR.” The comparison of the cumulative return for each investment assumes that $100 was invested in Common Stock and in each index on January 1, 2000.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

The following table sets forth, as of February 28, 2006, certain information with regard to beneficial ownership of outstanding shares of the Company’s Common Stock by (i) each director and Named Executive Officer individually, (ii) all executive officers and directors of the Company as a group, and (iii) each person known by the Company to beneficially own five percent or more of the outstanding shares of the Company’s Common Stock:

Name of Beneficial Owner(1)(2)	Number of Shares		Percentage of Outstanding Shares
Kenneth M. Borow, M.D.	979,568	(3)(4)	7.26%
Earl M. Collier, Jr.	72,500	(3)	*
Scott M. Jenkins	102,200	(3)	*
Christopher F. Meshginpoosh	8,332	(3)	*
Lawrence R. Hoffman	33,334	(3)	*
Alison O’Neill	68,000	(3)	*
All executive officers and directors as a group (six persons)	1,263,934	(3)	9.40%

Richard D. Propper, M.D. 4350 La Jolla Village Dr., Suite 970 San Diego, CA 92121	821,148	(5)	6.08%

Hassan Nemazee 777 Park Avenue New York, NY 10021	1,033,010	(6)	7.65%

Houston Ventures, Inc. 720 Fifth Avenue New York, NY 10019	1,000,000	(7)	7.41%

Wells Fargo & Company 525 Market Street San Francisco, CA 94105	1,752,290	(8)	12.98%

*	Less than 1% of the outstanding Common Stock.

(1)	Unless otherwise noted, the Company believes that all persons have sole voting and investment power with respect to all shares of Common Stock beneficially owned by them.

(2)	Unless otherwise noted, the address of such persons is: c/o Covalent Group, Inc., One Glenhardie Corporate Center, 1275 Drummers Lane, Wayne, PA 19087.

(3)	The amounts shown include shares of Common Stock which may be acquired currently or within 60 days of February 28, 2006 through the exercise of stock options, as follows: Dr. Borow—50,000 shares; Mr. Collier—72,500 shares; Mr. Jenkins—82,500 shares; Mr. Meshginpoosh—8,332 shares; Mr. Hoffman 33,334; Mrs. O’Neill—68,000 shares; and all current executive officers and directors as a group—1,263,934 shares.

(4)	Includes 39,000 shares owned indirectly that are held by certain members of Dr. Borow’s immediate family and over which Dr. Borow has sole investment and voting power. Of the shares owned by Dr. Borow, 460,000 shares have been pledged as collateral for a promissory note to Richard D. Propper, M.D. payable in August 2006.

(5)	As per the Schedule 13G filed by Richard Propper on February 10, 2005.

(6)	As per the Schedule 13D/A filed by Hassan Nemazee on February 4, 2000, includes 500,000 shares of Common Stock owned by Houston Ventures, Inc. as to which Hassan Nemazee has joint power, as well as 33,010 shares held by Mr. Nemazee’s children.

(7)	As per the Schedule 13D/A field by Houston Ventures, Inc. on February 4, 2000, includes beneficial ownership of 500,000 share of Common Stock otherwise beneficially owned by Hassan Nemazee.

(8)	As per the Schedule 13 G filed by Wells Fargo & Company on January 26, 2006.

.

The following table details information regarding the Company’s existing equity compensation plans as of December 31, 2005:

Equity Compensation Plan Information

Plan Category	(a) Number of securities to be issued upon exercise of outstanding options, warrants and rights	(b) Weighted- average exercise price of outstanding options, warrants and rights	(c) Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))
Equity compensation plans approved by security holders	1,362,873	2.50	706,026
Equity compensation plans not approved by security holders	—	—	—

Total	1,362,873	2.50	706,026

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

During 2005, the Company has not engaged in any transactions with its directors or executive officers which are required to be disclosed under this section.

ITEM 14.	PRINCIPAL ACCOUNTANT FEES AND SERVICES

Deloitte & Touche LLP served as the Company’s independent registered public accounting firm for the fiscal year ended December 31, 2005. During the fiscal years ended December 31, 2005 and 2004, fees in connection with services rendered by Deloitte & Touche LLP were:

Fee Category	Fiscal 2005	Fiscal 2004
Audit Fees	$247,500	$248,700
Audit-Related Fees	$18,900	$32,000
Tax Fees	$3,200	$43,800
All Other Fees	$—	$7,800
Total	$269,600	$332,300

Audit fees consisted of fees for the audit of the Company’s annual financial statements and review of quarterly financial statements as well as services normally provided in connection with statutory and regulatory filings or engagements, consents and assistance with and review of the Company’s documents filed with the SEC. Audit-related fees consist of the audit of the Company’s operations in the UK. Tax fees consisted primarily of fees for tax compliance and tax advice. Except as set forth above, the Company made no other payments to Deloitte & Touche LLP for services rendered during fiscal 2005 and 2004.

Policy for Pre-Approval of Audit and Non-Audit Services

The Audit Committee’s Charter includes a formal policy concerning the pre-approval of audit and non-audit services to be provided by the independent accountants to the Company. The policy requires that all services to be performed by Deloitte & Touche LLP, including audit services, audit-related services and permitted non-audit services, be pre-approved by the Audit Committee. The Audit Committee may delegate pre-approval authority to the Chairman of the Audit Committee. All services rendered by Deloitte & Touche LLP are permissible under applicable laws and regulations, and the Audit Committee pre-approved all audit, audit-related and non-audit services performed by Deloitte & Touche LLP during fiscal 2005 and 2004. The Audit Committee considered whether the provision of services other than the audit services (as specified above) was compatible with maintaining Deloitte & Touche LLP’s independence and determined that provision of such services has not adversely affected Deloitte & Touche LLP’s independence.

PART IV

ITEM 15.	EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

(a)	Financial Statement Schedule.

Schedule II- Valuation and Qualifying Accounts. Filed herewith.

(b)	Exhibits

2.1	Combination Agreement between Covalent Group, Inc. and the Remedium Stockholders. Filed herewith.

3.1	Certificate of Incorporation of Covalent Group, Inc., a Delaware corporation, filed with the Secretary of State of the State of Delaware on April 16, 2002. (1)

3.2	Bylaws of Covalent Group, Inc., a Delaware corporation. (1)

10.1	Covalent Group, Inc. 2002 Equity Incentive Plan. (2)*

10.2	Amended and Restated Covalent Group, Inc. 1996 Stock Incentive Plan. (3)*

10.3	1995 Stock Option Plan. (4)*

10.4	Lease between Dean Witter Realty Income Partnership II and Covalent Group, Inc. dated November 14, 1996. (4)

10.5	Fourth Amendment to Lease between FV Office Partners, L.P. (successor to Dean Witter Realty Income Partnership II) and Covalent Group, Inc. dated November 27, 2001. (5)

10.6	Fifth Amendment to Lease between FV Office Partners, L.P. and Covalent Group, Inc. dated December 13, 2002. (6)

10.7	Loan Agreement with Wachovia Bank, National Association dated June 17, 2003. (7)

10.8	Employment Agreement between Covalent Group, Inc. and Kenneth M. Borow, M.D. (6)*

10.9	Form of Indemnification Agreement between Covalent Group, Inc., a Delaware Corporation, and its officers and directors. (8)

10.10	Amended and Restated Employment Agreement between Covalent Group, Inc. and Brian Dickson, M.D. (9)*

10.11	Letter Agreement between Covalent Group, Inc. and Lawrence R. Hoffman (10)

10.12	Executive Severance Agreement between Covalent Group Inc. and Lawrence R. Hoffman (11

10.13	Lease Agreement between Ealing Studios and Covalent Group Limited dated March 7, 2006. Filed herewith.

21	Subsidiaries of the Registrant. Filed herewith.

23	Consent of Deloitte & Touche LLP. Filed herewith.

31.1	Certification of Chief Executive Officer required by Rule 13a-14(a) or Rule 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002. Filed herewith.

31.2	Certification of Principal Accounting Officer required by Rule 13a-14(a) or Rule 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002. Filed herewith.

32.1	Certification pursuant to 18 U.S.C. § 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. Filed herewith.

32.2	Certification pursuant to 18 U.S.C. § 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. Filed herewith.

(1)	Filed as an Exhibit on Form 8-K (No. 0-21145) filed with the Securities & Exchange Commission on July 2, 2002 and incorporated herein by reference.
(2)	Incorporated by reference to Appendix E of the Proxy Statement for the 2002 Annual Meeting of Stockholders.
(3)	Incorporated by reference to Annex A of the Proxy Statement for the 2000 Annual Meeting of Stockholders.
(4)	Filed as an Exhibit to our Annual Report on Form 10-KSB (No. 0-21145) filed with the Securities and Exchange Commission on March 30, 1998 and incorporated herein by reference.

(5)	Filed as an Exhibit to our Annual Report on Form 10-KSB (No. 0-21145) filed with the Securities and Exchange Commission on April 1, 2002 and incorporated herein by reference.

(6)	Filed as an Exhibit to our Annual Report on Form 10-KSB (No. 0-21145) filed with the Securities and Exchange Commission on March 31, 2003 and incorporated herein by reference.
(7)	Filed as an Exhibit to our Quarterly Report on Form 10-Q (No. 0-21145) filed with the Securities & Exchange Commission on August 13, 2003 and incorporated herein by reference.
(8)	Filed as an Exhibit to our Quarterly Report on Form 10-QSB (No. 0-21145) filed with the Securities & Exchange Commission on August 13, 2002 and incorporated herein by reference.
(9)	Filed as an Exhibit to our Quarterly Report on Form 10-Q (No. 0-21145) filed with the Securities & Exchange Commission on November 13, 2003 and incorporated herein by reference.
(10)	Filed as an Exhibit to or Quarterly Report on Form 10-Q (No. 0-21145) filed with the Securities & Exchange Commission on November 15, 2004 and Incorporated herein by reference.
(11)	Filed as an Exhibit on Form 8-K (No. 0-21145) filed with the Securities & Exchange Commission on October 4, 2005 and incorporated herein by reference

COVALENT GROUP, INC.

CONSOLIDATED FINANCIAL STATEMENTS

YEARS ENDED DECEMBER 31, 2005, 2004 and 2003

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIR M

To the Board of Directors and Stockholders of:

Covalent Group, Inc.

Wayne, Pennsylvania

We have audited the accompanying consolidated balance sheets of Covalent Group, Inc. and subsidiaries (the “Company”) as of December 31, 2005 and 2004, and the related consolidated statements of operations, stockholders’ equity, and cash flows for each of the three years in the period ended December 31, 2005. Our audits also included the financial statement schedule listed in the Index at Item 15. These financial statements and financial statement schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on the financial statements and financial statement schedules based on our audits.

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

In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of Covalent Group, Inc. and subsidiaries as of December 31, 2005 and 2004, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2005, in conformity with accounting principles generally accepted in the United States of America. Also, in our opinion, such financial statement schedules, when considered in relation to the basic consolidated financial statements taken as a whole, present fairly, in all material respects, the information set forth therein.

Philadelphia, Pennsylvania

March 24, 2006

Covalent Group, Inc.

Consolidated Statements of Operations

	Year Ended December 31,
	2005	2004	2003
Net revenue	$10,403,079	$13,589,614	$20,835,742
Reimbursement revenue	2,323,921	5,387,731	5,793,459

Total Revenue	12,727,000	18,977,345	26,629,201

Operating Expenses
Direct	7,441,145	13,360,367	15,417,144
Reimbursable out-of-pocket expenses	2,323,921	5,387,731	5,793,459
Selling, general and administrative	4,076,696	4,942,316	5,650,693
Depreciation and amortization	510,338	758,779	877,623

Total Operating Expenses	14,352,100	24,449,193	27,738,919

Loss from Operations	(1,625,100)	(5,471,848)	(1,109,718)
Interest income	150,112	13,625	16,545
Interest expense	(9,751)	(10,425)	(12,962)

Net Interest Income	140,361	3,200	3,583

Loss before Income Taxes	(1,484,739)	(5,468,648)	(1,106,135)
Income Tax Benefit	—	(1,245,353)	(544,032)

Net Loss	$(1,484,739)	$(4,223,295)	$(562,103)

Net Loss per Common Share
Basic	$(0.11)	$(0.32)	$(0.04)
Diluted	$(0.11)	$(0.32)	$(0.04)
Weighted Average Common and Common Equivalent Shares Outstanding
Basic	13,346,915	13,238,778	12,746,973
Diluted	13,346,915	13,238,778	12,746,973

See accompanying notes to the consolidated financial statements.

Covalent Group, Inc.

Consolidated Balance Sheets

	December 31,
	2005	2004
Assets
Current Assets
Cash and cash equivalents	$7,104,081	$3,165,986
Investigator advances	1,009	145,612
Accounts receivable, less allowance of $35,093 and $40,000 for 2005 and 2004, respectively	1,109,781	5,209,950
Prepaid expenses and other	312,408	158,287
Prepaid taxes	13,040	1,132,315
Costs and estimated earnings in excess of related billings on uncompleted contracts	383,598	1,667,947

Total Current Assets	8,923,917	11,480,097

Property and Equipment, Net	897,189	1,321,139
Other Assets	21,665	21,665

Total Assets	$9,842,771	$12,822,901

Liabilities and Stockholders’ Equity
Current Liabilities
Accounts payable	$405,384	$1,101,788
Accrued expenses	231,249	392,385
Obligations under capital leases	26,314	23,709
Billings in excess of related costs and estimated earnings on uncompleted contracts	1,344,794	1,770,275
Customer advances	1,020,102	1,080,469

Total Current Liabilities	3,027,843	4,368,626

Long Term Liabilities
Obligations under capital leases	36,995	63,309
Other liabilities	465,369	581,710
Deferred income tax	—	—

Total Long Term Liabilities	502,364	645,019

Total Liabilities	3,530,207	5,013,645

Commitments and Contingencies
Stockholders’ Equity
Common stock, $.001 par value 25,000,000 shares authorized, 13,501,333 and 13,495,666 shares issued and outstanding respectively	13,502	13,496
Additional paid-in capital	12,028,415	12,017,822
Accumulated deficit	(5,418,116)	(3,933,377)
Accumulated other comprehensive income	147,737	170,289

	6,771,538	8,268,230
Less: Treasury stock, at cost, 152,932 shares	(458,974)	(458,974)

Total Stockholders’ Equity	6,312,564	7,809,256

Total Liabilities and Stockholders’ Equity	$9,842,771	$12,822,901

See accompanying notes to the consolidated financial statements.

Covalent Group, Inc.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

	Number of Common Shares	Par Value	Additional Paid-In Capital	Retained Earnings (Accum. Deficit)	Accum. Other Comprehensive Income	Treasury Stock at Cost	Total Stockholders’ Equity
Balance at December 31, 2002	12,664,583	$12,665	$10,887,759	$852,021	$26,344	$(50,316)	$11,728,473
Net loss				(562,103)			(562,103)
Other comprehensive loss:
Foreign currency translation adjustment					98,521		98,521

Total comprehensive loss:							(463,582)
Issuance of common shares—exercise of stock options	570,900	570	484,915			(408,658)	76,827

Balance December 31, 2003	13,235,483	$13,235	$11,372,674	$289,918	$124,865	$(458,974)	$11,341,718
Net loss				(4,223,295)			(4,223,295)
Other comprehensive loss:
Foreign currency translation adjustment					45,424		45,424

Total comprehensive loss							(4,177,871)
Issuance of common shares—exercise of stock options	260,183	261	645,148				645,409

Balance December 31, 2004	13,495,666	$13,496	$12,017,822	$(3,933,377)	$170,289	$(458,974)	$7,809,256
Net loss				(1,484,739)			(1,484,739)
Other comprehensive loss:
Foreign currency translation adjustment					(22,552)		(22,552)

Total comprehensive loss:							(1,507,291)
Issuance of common shares—exercise of stock options	5,667	6	10,593				10,599

Balance December 31, 2005	13,501,333	$13,502	$12,028,415	$(5,418,116)	$147,737	$(458,974)	$6,312,564

See accompanying notes to the consolidated financial statements.

Covalent Group, Inc.

Consolidated Statements of Cash Flows

	Year Ended December 31,
	2005	2004	2003
Operating Activities:
Net loss	$(1,484,739)	$(4,223,295)	$(562,103)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation and amortization	510,338	758,779	877,623
Changes in assets and liabilities:
Investigator advances	144,603	458,573	(184,394)
Accounts receivable	4,100,169	499,376	1,877,249
Prepaid expenses and other	(154,121)	8,035	214,082
Prepaid Taxes	1,119,275	135,186	(1,267,501)
Costs and estimated earnings in excess of related billings on uncompleted contracts	1,284,349	7,073,017	283,890
Other assets	—	—	600
Accounts payable	(696,404)	(2,443,251)	789,519
Accrued expenses	(161,136)	128,721	(140,071)
Other Liabilities	(116,341)	(116,340)	—
Income taxes payable	—	—	(111,646)
Deferred taxes	—	(211,040)	(133,185)
Billings in excess of related costs and estimated earnings on uncompleted contracts	(425,481)	588,849	(636,271)
Customer advances	(60,367)	(1,952,289)	(580,098)

Net Cash Provided by Operating Activities	4,060,145	704,321	427,694

Investing Activities:
Purchases of property and equipment	(86,388)	(274,587)	(580,755)

Net Cash Used In Investing Activities	(86,388)	(274,587)	(580,755)

Financing Activities:
Net repayments under capital leases	(23,709)	(24,268)	(74,039)
Proceeds from exercise of stock options	10,599	645,409	76,827

Net Cash Provided (Used) By Financing Activities	(13,110)	621,141	2,788

Effect of Exchange Rate Changes on Cash and Cash Equivalents	(22,552)	45,424	98,521
Net Increase (Decrease) In Cash and Cash Equivalents	3,938,095	1,096,299	(51,752)
Cash and Cash Equivalents, Beginning of Period	3,165,986	2,069,687	2,121,439

Cash and Cash Equivalents, End of Period	$7,104,081	$3,165,986	$2,069,687

See accompanying notes to the consolidated financial statements.

Covalent Group, Inc.

Notes to Consolidated Financial Statements

1.	DESCRIPTION OF BUSINESS:

In this discussion, the terms, “Company”, “we”, “us”, and “our”, refer to Covalent Group, Inc. and subsidiaries, except where it is made clear otherwise.

We are a clinical research organization which is a leader in the design and management of complex clinical trials for the pharmaceutical, biotechnology and medical device industries. Our mission is to provide our clients with high quality, full-service support for their clinical trials. We offer therapeutic expertise, experienced team management and advanced technologies. Our headquarters is based in Wayne, Pennsylvania and our International operations are in London, England.

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

The Company has incurred losses in recent years. However, we believe we will be able to return to being a profitable business as a result of anticipated new business awards combined with a leaner cost structure, increased backlog and a more favorable mix of existing contracts. Management believes that cash on hand and cash from operations will be sufficient to meet the Company’s obligations for the foreseeable future. In the event that we are not able to develop new business or existing contracts are terminated, there is a potential risk that the Company will not achieve profitability and, accordingly, might not be able to meet future cash obligations. There can be no assurance that anticipated new business will be obtained and if such business is not obtained our financial results and cash flow could be adversely and materially affected.

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

Consolidation

The consolidated financial statements for 2005, 2004 and 2003 include our accounts and the accounts of our wholly-owned subsidiaries. Intercompany transactions and balances have been eliminated in consolidation.

Cash and Cash Equivalents

We consider all highly liquid debt instruments purchased with an original maturity of three months or less to be cash equivalents.

Investigator Advances

We received advance payments from one of our clients as part of a long-term contract, which includes a separate cash account to be utilized for payment of investigator fees. As of December 31, 2005 and 2004, this cash amount was $1 thousand and $146 thousand, respectively. This amount is also included in customer advances in the accompanying balance sheets.

Revenue Recognition

The majority of our net revenue is recognized from fixed price contracts on a proportional performance method based on assumptions regarding the estimated completion of the project. This method is used because management considers total costs incurred to be the best available measure of progress on these contracts.

Each month costs are accumulated on each project and compared to total estimated cost to complete to determine the degree of completion for that particular project. This determines the percentage of completion for the project. This percentage of completion is multiplied by the contract value to determine the amount of revenue to be recognized. As the work progresses, original estimates may be adjusted due to revisions in the scope of work or other factors and a contract modification may be negotiated with the customer to cover additional costs. Our accounting policy for recognizing revenue for changes in scope is to recognize revenue when the Company has reached agreement with the client, the services pursuant to the change in scope have been performed, the price has been set forth in the change of scope document and collectibility is reasonably assured based on our course of dealings with the client. We bear the risk of cost overruns on work performed absent a signed contract modification. Because of the inherent uncertainties in estimating costs, it is reasonably possible that the cost estimates used will change in the near term and may have a material adverse impact on our financial performance.

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

Billings and the related payment terms from fixed price contracts are generally determined by provisions in the contract that may include certain payment schedules and the submission of required billing detail. Accordingly, cash receipts, including the receipt of up front payments and performance based milestone payments, do not necessarily correspond to costs incurred and revenue recognized on contracts. A contract’s payment structure generally requires an up front payment of 10% to 15% of the contract value at or shortly after the initiation of the clinical trial, a series of periodic payments over the life of the contract and, in certain instances, milestone payments based on the achievement of certain agreed upon performance criteria. The up front payments are deferred and recognized as revenues as services are performed under the proportional performance method. Periodic payments, including, performance based milestone payments, are invoiced pursuant to the terms of the contract once the agreed upon performance criteria have been achieved. Milestone payments are generally included in the total value of the contract. All payments received pursuant to the contract are recognized in accordance with the proportional performance method. In a comprehensive full service drug development program, the client would not generally purchase certain deliverables separately but as an integrated, full service arrangement in connection with the development of the drug. Examples of performance based milestones and interim deliverables include, but are not limited to, the completion of patient enrollment into the clinical trial, completion of the database and acceptance by the client of the final study report.

Clients generally may terminate a contract on short notice which might cause unplanned periods of excess capacity and reduced revenues and earnings. Client initiated delays or cancellations for ongoing clinical trials can come suddenly and may not be foreseeable. To offset the effects of early termination of significant contracts, we attempt to negotiate the payment of an early termination fee as part of the original contract. Generally, we have not generally been successful in negotiating such fees. Our contracts typically require payment to us of expenses incurred to wind down a study and fees earned to date. Therefore, revenue recognized prior to cancellation does not require a significant adjustment upon cancellation. If we determine that a loss will result from the performance of a fixed price contract, the entire amount of the estimated loss is charged against income in the period in which such determination is made.

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

Our operations have experienced, and may continue to experience, period-to-period fluctuations in net service revenue and results from operations. Because we generate a large proportion of our revenues from services performed at hourly rates, our revenues in any period is directly related to the number of employees and the number of hours worked by those employees during that period. Our results of operations in any one quarter can fluctuate depending upon, among other things, the number of weeks in the quarter, the number and related contract value of ongoing client engagements, the commencement, postponement and termination of engagements in the quarter, the mix of revenue, the extent of cost overruns, employee hiring, vacation patterns, exchange rate fluctuations and other factors.

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

As is customary in the industry, we exclude from revenue and expense in the Consolidated Statement of Operations fees paid to investigators and the associated reimbursement since we act as agent on behalf of our clients with regard to investigators. These investigator fees are not reflected in our Net Revenue, Reimbursement Revenue, Reimbursement Out-of-Pocket Expenses, and/or Direct Expenses. The amounts of these investigator fees were $1.2 million, $5.1 million, and $10.5 million for the years ended December 31, 2005, 2004, and 2003 respectively.

Accounts Receivable

Accounts receivable and costs and estimated earnings in excess of related billings on completed contracts represent amounts due from our clients who are concentrated primarily in the pharmaceutical, biotechnology and medical device industries. Included in accounts receivable are amounts due from clients in connection with unbilled out-of-pocket pass-through costs in the amount of $94 thousand as of December 31, 2005 and $150 thousand as of December 31, 2004.

Concentration of Credit Risk

Our accounts receivable and costs and estimated earnings in excess of related billings on uncompleted contracts are concentrated with a small number of companies within the pharmaceutical, biotechnology and medical device industries. The significant majority of this exposure is to large, well established firms. Credit losses have historically been minimal. As of December 31, 2005, the total of accounts receivable and costs and estimated earnings in excess of related billings on uncompleted contracts was $1.5 million. Of this amount, the exposure to our three largest clients was 84% of the total, with the three largest clients representing 42%, 29%, and 13% of total exposure, respectively. As of December 31, 2004, the total of accounts receivable and costs and estimated earnings in excess of related billings on uncompleted contracts was $6.9 million. Of this amount, the exposure to our three largest clients was 55% of the total, with the three largest clients representing 34%, 11%, and 10% of total exposure, respectively.

Financial Instruments

The fair value of cash and cash equivalents, restricted cash, accounts receivable, costs and estimated earnings in excess of related billings on uncompleted contracts, accounts payable, accrued expenses and billings in excess of related costs and estimated earnings on uncompleted contracts were not materially different than their carrying amounts as reported at December 31, 2005 and December 31, 2004.

As of December 31, 2005, the Company was not a counterparty to any forward foreign exchange contracts or any other transaction involving a derivative financial instrument.

Property and Equipment

Property and equipment are recorded at cost. Depreciation is provided using the straight-line method over the estimated useful lives of the assets, which range from 3 to 8 years for equipment and furniture and fixtures and the remaining lease term for leasehold improvements and assets under capital lease. Depreciation and amortization for the years ended December 31, 2005, 2004 and 2003 was $510 thousand, $759 thousand and $878 thousand, respectively. Expenditures for maintenance and repairs are charged to expense as incurred. When assets are sold, retired, or fully depreciated the cost and accumulated depreciation are removed from the accounts, and any gain or loss on the sale of property and equipment is included in operations.

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

The following table illustrates the effect on net loss and net loss per share if the Company had applied the fair value recognition provisions of SFAS No. 123, “Accounting for Stock-Based Compensation” to stock-based employee compensation:

	Year Ended December 31,
	2005	2004	2003
Net Loss—as reported	$(1,484,739)	$(4,223,295)	$(562,103)
Deduct: Pro forma stock-based compensation expense determined under the fair value method, net of related tax effects	(647,485)	(306,769)	(477,056)

Pro forma Net Loss	$(2,132,224)	$(4,530,064)	$(1,039,159)

Net Loss Per Share
Basic—as reported	$(0.11)	$(0.32)	$(0.04)
Basic—pro forma	$(0.16)	$(0.34)	$(0.08)
Diluted—as reported	$(0.11)	$(0.32)	$(0.04)
Diluted—pro forma	$(0.16)	$(0.34)	$(0.08)

Foreign Currency Translation

Assets and liabilities of the Company’s international operations are translated into U.S. dollars at exchange rates in effect on the balance sheet date and equity accounts are translated at historical exchange rates. Revenue and expense items are translated at average exchange rates in effect during the year. Gains or losses from translating foreign currency financial statements are recorded in other comprehensive income. The cumulative translation adjustment included in other comprehensive income for the years ended December 31, 2005, December 31, 2004 and December 31, 2003 was $23 thousand, $45 thousand, and $99 thousand, respectively.

Income Taxes

The Company accounts for income taxes in accordance with the provisions of Statement of Financial Accounting Standards No. 109, “Accounting for Income Taxes”. SFAS No. 109 requires recognition of deferred tax liabilities and assets for the future expected tax consequences of events that have been included in the financial statements or tax returns. Under this method deferred tax liabilities and assets are determined based on the difference between the financial statement tax bases of assets and liabilities using enacted tax rates in effect for the year in which the differences are expected to reverse. At December 31, 2005, the Company recorded a full valuation allowance against its net deferred tax assets and net operating loss carry-forwards given that it is more likely than not that the deferred tax asset will not be realized.

Earnings (Loss) Per Share

Earnings (loss) per share is calculated in accordance with SFAS No. 128, “Earnings Per Share.” Basic earnings (loss) per share is computed by dividing net income (loss) for the period by the weighted average number of common shares outstanding during the period. Diluted earnings (loss) per share is computed by dividing net income (loss) by the weighted average number of common shares plus the dilutive effect of warrants and outstanding stock options under the Company’s equity incentive plans. For 2005, 2004 and 2003 diluted net loss per common share is the same as basic net loss per common share, since the effects of potentially dilutive securities are antidilutive.

Supplemental Cash Flow Information

Cash paid for income taxes net of refunds for the years ended December 31, 2005, 2004, and 2003 was $0, $0, and $1.0 million, respectively. Cash paid for interest for the years ended December 31, 2005, 2004, and 2003 was $10 thousand, $10 thousand, and $13 thousand, respectively. We entered into capital leases with obligations totaling $0, $0, and $123 thousand during the years ended December 31, 2005, 2004, and 2003, respectively.

The acquisition of property and equipment through lease incentives totaled $0 for years ended December 31, 2005 and 2004, respectively. During 2003, acquisition of property and equipment through lease incentives totaled $814 thousand.

On July 31, 2003, Dr. Borow, President and Chief Executive Officer of Covalent Group, Inc., exercised an employee stock option to acquire 500,000 shares of Covalent common stock. The option had a grant date of August 6, 1998, an expiration date of August 5, 2003 and an exercise price of $0.6875. As payment for the shares issued and related withholding taxes, Covalent Group, Inc. received from Dr. Borow 140,432 Covalent common shares that were owned by him. The shares received by the Company are included as treasury stock in our Consolidated Balance Sheet at December 31, 2005 and 2004.

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

In December 2004, the FASB issued SFAS 123(R), “Share-Based Payment” SFAS No. 123(R) revises SFAS 123, “Accounting for Stock-Based Compensation”, and supersedes APB Opinion No. 25, “Accounting for Stock Issued to

Employees”, and its related implementation guidance. SFAS 123(R) will require compensation costs related to share-based payment transactions to be recognized in the financial statements. The amount of compensation cost will be measured based on the grant-date fair value of the equity or liability instruments issued. Compensation cost will be recognized over the period that an employee provides service in exchange for the award. This statement is effective as of the beginning of the first interim or annual reporting period that begins after June 15, 2005. The Company is currently evaluating the impact from this standard on its future results of operations and financial position.

3.	PROPERTY & EQUIPMENT:

	December 31,
	2005	2004
Property & equipment consists of the following:
Equipment	$976,917	$894,055
Furniture & fixtures	318,579	321,120
Leasehold improvements	1,016,581	1,016,581
Equipment under capital lease	123,000	123,000

	2,435,077	2,354,756
Accumulated depreciation	(1,537,888)	(1,033,617)

Property and equipment, net	$897,189	$1,321,139

The Company purchased $86 thousand of additional equipment in 2005. There was a reduction in net book value of UK assets due to foreign exchange rate differences totaling $6 thousand. At the end of 2004, the Company removed approximately $2.9 million of property and equipment from the accounts which was fully depreciated at the time of removal. The balance sheet and income statement impact of this removal on the net amount of property and equipment was zero for the year ended December 31, 2004. The removal of this property and equipment was a result of the Company determining that there was no future economic value of the property and equipment.

4.	INCOME TAXES:

The components of the income tax (benefit) provision are as follows:

	Year Ended December 31,
	2005	2004	2003
Current:
Federal	$—	$(1,034,313)	$(406,859)
State	—	—	(3,988)

	—	(1,034,313)	(410,847)

Deferred:
Federal	—	(192,730)	(96,103)
State	—	(18,310)	(37,082)

	—	(211,040)	(133,185)

	$—	$(1,245,353)	$(544,032)

The federal statutory income tax rate is reconciled to the effective income tax rate as follows:

	Year Ended December 31,
	2005	2004	2003
Federal statutory rate	—	(34.0)%	(34.0)%
State income taxes, net of federal benefit	—	—	(3.0)%
Adjustment to prior year accrual	—	—	(12.0)%
Increase in valuation allowance	—	11.2%	—
Other	—	—	(.02)%

	—	(22.8)%	(49.2)%

The components of the net current and long-term deferred tax assets and liabilities, measured under SFAS No. 109, are as follows:

	Year Ended December 31,
	2005	2004	2003
Deferred Tax Asset
Long Term contract revenue	$—	$—	$—
Investment valuation	—	—	—
Net Operating Losses	—	—	61,029
Other	—	—	—

	—	—	61,029

Deferred tax liabilities
Depreciation	—	—	(79,339)
Accrual	—	—	(192,730)
Other	—	—	—

	—	—	(272,069)

Net deferred tax liability	$—	$—	$(211,040)

As of December 31, 2005, the Company had federal and state net operating loss carryforwards of approximately $2,039,000 and $6,300,000, respectively. These net operating loss and credit carryforwards have begun to expire and will continue to expire through 2024.

	2005	2004
Deferred tax assets
Net Operating loss carryforward	$1,071,000	$705,109
Depreciation	(15,900)	(15,936)
Accrual	13,300	15,184

Total deferred tax assets	1,068,400	704,357
Valuation allowance	1,068,400	704,357

Net deferred tax assets	$—	$—

Deferred income taxes reflect the net tax effect of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amount used for income tax purposes. Due to the Company’s recent loss history, and uncertainty regarding the realization of deferred tax assets, deferred tax assets have been fully reserved as of December 31, 2005. The utilization of federal net operating loss carryforwards is subject to annual limitations in accordance with Section 382 of the Internal Revenue code. Certain state carryforward net operating losses are also subject to annual limitations.

5.	LINE OF CREDIT:

We previously maintained a demand line of credit with a bank under which maximum borrowings were the lesser of $2.5 million or 75% of eligible accounts receivable, as defined in the loan agreement, and interest was charged at the LIBOR Market Index Rate plus 2.65%. This line of credit expired on August 15, 2004.

6.	EARNINGS (LOSS) PER SHARE:

Earnings (loss) per share is calculated in accordance with SFAS No. 128, “Earnings Per Share.” Basic earnings (loss) per share is computed by dividing net income (loss) for the period by the weighted average number of common shares outstanding during the period. Diluted earnings (loss) per share is computed by dividing net income (loss) by the weighted average number of common shares plus the dilutive effect of outstanding stock options under the Company’s equity incentive plans. For 2005, 2004 and 2003, diluted net loss per common share is the same as basic net loss per share, since the effects of potentially dilutive securities are anitdilutive. Stock options outstanding that are not included in the table below because of their anti-dilutive effect for the year ended December 31, 2005 were 22,213, for the year ended December 31, 2004 were 814,150 and for the year ended December 31, 2003 were 1,351,946.

The net loss and weighted average common and common equivalent shares outstanding for purposes of calculating net loss per common share were computed as follows:

	Year Ended December 31,
	2005	2004	2003
Net Loss	$(1,484,739)	$(4,223,295)	$(562,103)

Weighted average number of common shares outstanding used in computing basic earnings per share	13,346,915	13,238,778	12,746,973
Dilutive effect of stock options outstanding	—	—	—
Weighted average shares used in computing diluted earnings per share	13,346,915	13,238,778	12,746,973

Basic loss per share	$(0.11)	$(0.32)	$(0.04)
Diluted loss per share	$(0.11)	$(0.32)	$(0.04)

7.	STOCKHOLDERS’ EQUITY:

Treasury Stock

We have 152,932 common shares in treasury. The shares are valued using the cost method of accounting for treasury stock.

8.	EXERCISE OF EMPLOYEE STOCK OPTION

On July 31, 2003, Dr. Borow, President and Chief Executive Officer of Covalent Group, Inc., exercised an employee stock option to acquire 500,000 shares of Covalent common stock. The option had a grant date of August 6, 1998, an expiration date of August 5, 2003 and an exercise price of $0.6875. As payment for the shares issued and related withholding taxes, Covalent Group, Inc. received from Dr. Borow 140,432 Covalent common shares that were owned by him. The shares received by the Company are included as treasury stock in our Consolidated Balance Sheet at December 31, 2005 and 2004.

9.	STOCK-BASED COMPENSATION:

We have adopted equity incentive plans that provide for the granting of stock options to employees, directors, advisors and consultants. We account for grants of options to employees and directors under these plans applying the intrinsic value method provided for in Accounting Principles Board (“APB”) Opinion No. 25 “Accounting for Stock Issued to Employees” and related interpretations. No stock-based compensation expense is reflected in net income as all options granted under the plan had an exercise price equal to the market value of the underlying common stock on the date of the grant. In addition to APB Opinion No. 25, we provide the disclosures required by SFAS No. 123 “Accounting for Stock-Based Compensation” and by SFAS No. 148 “Accounting for Stock-Based Compensation – Transition and Disclosure.” See Note 2 for disclosure of Pro Forma Net Loss and Net Loss- Per Share.

For purposes of determining the pro forma amounts in Note 2, the fair value of each option grant is estimated on the date of grant using the Black-Scholes option pricing model with the following assumptions:

	Year Ended December 31,
	2005	2004	2003
Risk-free interest rate	3.63% - 4.24%	2.85% - 3.91%	2.11% - 3.54%
Expected dividend yield	—	—	—
Expected life	5 years	5 years	5 years
Expected volatility	45%	56%	49%

Based upon the above assumptions, the weighted average fair value of the stock options granted for the years ended December 31, 2005, 2004, and 2003 was $1.02, $1.56, and $1.01 respectively. As of December 31, 2005, the weighted average remaining contractual life of stock options outstanding was 3.3 years. Because additional option grants are expected to be made each year, the above pro forma disclosures are not representative of pro forma effects on reported net income for future years.

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

Aggregate stock option activities for all plans for the years ended December 31, 2005, 2004, and 2003 were as follows:

	Number of Shares	Range of Exercise Prices per Share	Weighted Average Exercise Price per Share
Options outstanding at January 1, 2003	2,404,272	$0.69 - 4.49	$2.68
Granted	354,000	2.05 - 2.59	2.20
Exercised	(570,900)	0.69 - 2.19	0.85
Canceled	(438,376)	1.94 - 4.47	2.78
Options outstanding at December 31, 2003	1,748,996	$1.80 - 4.49	$3.15
Granted	274,450	2.23 - 3.93	3.04
Exercised	(260,183)	1.94 - 2.86	2.49
Canceled	(282,071)	1.80 - 4.39	3.03
Options outstanding at December 31, 2004	1,481,192	$1.80 - 4.49	$3.27
Granted	776,250	2.05 - 2.82	2.25
Exercised	(5,667)	1.80 - 2.17	1.91
Canceled	(888,902)	1.94 - 4.38	3.57
Options outstanding at December 31, 2005	1,362,873	$1.94 - 4.49	$2.50
Exercisable options outstanding at:
December 31, 2003	984,225	$ 1.80 -4.49	$3.36
December 31, 2004	1,014,711	$ 1.80 -4.49	$3.45
December 31, 2005	440,797	$ 1.94 -4.49	$2.70

The following table summarizes information regarding stock options outstanding at December 31, 2005:

Options Outstanding				Options Exercisable
Range of Exercise Prices	Number Outstanding At December 31, 2005	Weighted Average Remaining Contractual Life in Years	Weighted Average Exercise Price per Share	Number Exercisable December 31, 2005	Weighted Average Exercise Price
$1.94	87,540	0.2	$1.94	87,540	$1.94
2.05-2.50	900,233	4.2	2.27	95,956	2.33
2.59-2.90	168,600	1.4	2.80	139,734	2.83
3.00-3.19	86,500	1.1	3.17	72,900	3.17
3.50-3.69	110,000	3.6	3.68	36,667	3.68
4.00-4.49	10,000	1.3	4.49	8,000	4.49

	1,362,873	3.3	$2.50	440,797	$2.70

As of December 31, 2005, there were 706,026 stock options available for grant under our stock option plans.

10.	EMPLOYEE BENEFIT PLAN:

The Company sponsors a 401(k) retirement savings plan that is available to substantially all its U.S. based full-time employees who elect to participate. Effective January 1, 2003, the Company began providing a matching contribution equal to 50% on the first 2% of the participant’s compensation (excluding bonus payments). In 2005 and 2004 company matching contributions were $26 thousand and $39 thousand, respectively. Matching contributions are determined each payroll period. The matching contribution is credited to the participant using a graded vesting schedule with six or more years of service required to become fully vested. The method for crediting vesting service is the plan year.

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

The following table summarizes the distribution of net revenue and contracts with significant clients:

	Year Ended December 31,
	2005		2004		2003
	Percentage of Revenues	Number of Contracts	Percentage of Revenues	Number of Contracts	Percentage of Revenues	Number of Contracts
Client A	27%	3	23%	3	41%	12
Client B	26	4	19	5	21	3
Client C	17	7	15	2	7	1
Client D	13	3	0	0	0	0

Top Four Clients	83%	17	57%	15	69%	16

Client A, B, C and D in the table above represent the four largest clients for 2005, but do not necessarily represent the same client for each year shown.

The significant clients above represented 72% and 2%, respectively, of the balance of cost and estimated earnings in excess of related billings on uncompleted contracts at December 31, 2005 and 2004.

The following table summarizes the distribution of net revenues from external clients by geographical area:

	Year Ended December 31,
	2005	2004	2003
U.S.	$9,720,665	$12,264,999	$19,678,729
Europe	682,414	1,324,615	1,157,013

Total	$10,403,079	$13,589,614	$20,835,742

12.	CAPITAL AND OPERATING LEASE COMMITMENTS:

We entered into no new capital lease obligations during 2005. Leased equipment accounted for as a capital lease at December 31, 2005 totaled $123,000 with associated accumulated amortization of $67,650.

Future minimum lease payments on capital lease obligations at December 31, 2005 are as follows:

For the year ending December 31:
2006	31,704
2007	31,704
2008	7,926

Total	$71,334
Less amount representing interest	(8,025)

Present value of capital lease payments	$63,309

We are committed under a number of non-cancelable operating leases, primarily related to office space and other office equipment. Total lease expense was $932 thousand for the year ended December 31, 2005, $922 thousand for the year ended December 31, 2004, and $987 thousand for the year ended December 31, 2003.

Future minimum lease payments on operating lease obligations at December 31, 2005, are as follows:

	Total	1 Year	2-3 Years	4-5 Years	> 5 Years
Operating leases	$3,917,549	$966,619	$1,981,189	$969,741	$—

13.	OTHER LIABILITIES

As of January 1, 2003, the Company increased by approximately 12,700 to 34,000 the amount of square feet under lease in the same building. The term of the lease was also extended to 2009 and monthly lease payments increased from $50 thousand to $72 thousand. As an incentive for the Company to acquire the additional space, the lessor granted the Company $814 thousand in lease incentives that were used to pay for architectural fees, renovations and improvement costs for the new space. The lease incentives were capitalized as if the Company incurred the costs to make the improvements and are included in Property and Equipment. These assets and the related liability are amortized over the remaining life of the lease at a rate of approximately $116 thousand per year as an additional amortization expense and a reduction in rent expense, respectively. The accounting for these lease incentives has no impact on net income, stockholders’ equity or cash flow.

14.	QUARTERLY FINANCIAL DATA (UNAUDITED):

	For the Quarter Ended
	March 31	June 30	September 30	December 31
2005
Net Revenues	$3,213,529	$2,328,379	$2,713,702	$2,147,469
Loss From Operations	(113,103)	(501,722)	(290,787)	(719,488)
Net Loss	(98,472)	(483,074)	(244,363)	(658,830)
Net Loss Per Common Share
Basic	$(0.01)	$(0.04)	$(0.02)	$(0.05)
Diluted	$(0.01)	$(0.04)	$(0.02)	$(0.05)

2004
Net Revenue	$5,282,585	$3,778,774	$1,876,406	$2,651,849
Income (Loss) From Operations	29,665	(1,951,200)	(2,148,791)	(1,401,522)
Net Income (Loss)	27,105	(1,446,730)	(1,443,314)	(1,360,356)
Net Loss Per Common Share
Basic	$—	$(0.11)	$(0.11)	$(0.10)
Diluted	$—	$(0.11)	$(0.11)	$(0.10)

15.	COMMITMENTS AND CONTINGENCIES:

We have entered into an employment agreement with one of our officers that calls for specified minimum annual compensation of $325,000 per year over a three-year period and includes provisions for continuation of salary upon termination as defined in the agreement. This agreement will expire on March 31, 2006.

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

	Payments due by period
Contractual Obligations	Total	<1 Year	1-3 Years	3-5 Years	>5 years
Purchase Obligations	$934,286	$338,077	$449,285	$146,924	$—

16.	SUBSEQUENT EVENTS:

In March 2006, we announced the signing of a Combination Agreement with Remedium OY (“Remedium”), a privately owned, full service CRO based in Espoo, Finland with offices in 8 countries throughout Scandinavia, Central Europe and Eastern Europe. Under the terms of the Agreement, we expect to pay approximately $20 million for all of the outstanding shares and common stock equivalents of Remedium. The consideration for the transaction is expected to be in the form of Company shares in the amount of $16 million and $4 million in cash, subject to certain purchase price adjustments. The closing of the transaction is expected to occur at the end of the second quarter of 2006 subject to certain contingencies including, but not limited to, the approval of our shareholders and a scheduled new fundraising for at least $4 million to help finance the transaction. In connection with the transaction, we plan to change our name to Encorium BioSolutions, Inc. and apply for a new ticker symbol in connection with our name change.

During the year ended December 31, 2005, the Company incurred approximately $122,000 of costs related to the Remedium acquisition which it charged to selling, general and administrative expense. The costs were primarily for professional fees related to the acquisition as well as travel related expenses.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

COVALENT GROUP, INC.
Dated: March 29, 2006

	By:	/S/ KENNETH M. BOROW, M.D.
Kenneth M. Borow, M.D. President, Chief Executive Officer and Director

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Dated: March 29, 2006

By:	/S/ KENNETH M. BOROW, M.D.
Kenneth M. Borow, M.D. President, Chief Executive Officer and Director

Dated: March 29, 2006

By:	/S/ LAWRENCE R. HOFFMAN
Lawrence R. Hoffman Executive Vice President, General Counsel, Secretary and Chief Financial Officer

Dated: March 29, 2006

By:	/S/ EARL M. COLLIER, JR.
Earl M. Collier, Jr. Director

Dated: March 29, 2006

By:	/S/ SCOTT M. JENKINS
Scott M. Jenkins Director

Dated: March 29, 2006

By:	/S/ CHRISTOPHER F. MESHGINPOOSH
Christopher F. Meshginpoosh Director

S-1

Covalent Group, Inc.

Financial Statement Schedule

Schedule II

COVALENT GROUP, INC.

VALUATION AND QUALIFYING ACCOUNTS

(IN THOUSANDS)

DESCRIPTION	BALANCE AT BEGINNING OF PERIOD	ADDITIONS CHARGED TO COSTS AND EXPENSES	DEDUCTIONS	BALANCE AT END OF PERIOD
YEAR ENDED DECEMBER 31, 2005
Allowance for doubtful accounts	$ 40	$ —	$ 5	$ 35

YEAR ENDED DECEMBER 31, 2004
Allowance for doubtful accounts	$—	$ 301	$261	$ 40

YEAR ENDED DECEMBER 31, 2003
Allowance for doubtful accounts	$ 11	$ —	$ 11	$—

EXHIBIT INDEX

Exhibit	Description

2.1	Combination agreement between Covalent Group, Inc. and the Remedium Stockholders.

10.13	Lease agreement between Ealing Studios and Covalent Group Limited dated March 7, 2006.

21	Subsidiaries of the Registrant.

23	Consent of Deloitte & Touche LLP.

31.1	Certification of Chief Executive Officer required by Rule 13a-14(a) or Rule 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer required by Rule 13a-14(a) or Rule 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification pursuant to 18 U.S.C. § 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification pursuant to 18 U.S.C. § 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.