Form 10-Q
period 2006-03-31
COVALENT GROUP INC
filed 2006-05-15
CIK 856569

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2006.

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

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: As of April 1, 2006, there were 13,348,401 shares of Covalent Group, Inc. common stock outstanding, par value $.001 per share, excluding 152,932 shares in treasury.

COVALENT GROUP, INC.

PART I. FINANCIAL INFORMATION

ITEM 1. CONSOLIDATED CONDENSED FINANCIAL STATEMENTS (UNAUDITED)

Covalent Group, Inc.

Consolidated Condensed Balance Sheets

	March 31, 2006	December 31, 2005
Assets
Current Assets
Cash and cash equivalents	$6,558,835	$7,104,081
Investigator advances	1,395	1,009
Accounts receivable, less allowance of $35,093 at March 31, 2006 and December 31, 2005, respectively	1,534,794	1,109,781
Prepaid expenses and other	484,413	312,408
Prepaid taxes	13,148	13,040
Costs and estimated earnings in excess of related billings on uncompleted contracts	643,555	383,598

Total Current Assets	9,236,140	8,923,917

Property and Equipment, Net	799,962	897,189

Deferred Acquisition Costs	500,086	—

Other Assets	21,665	21,665

Total Assets	$10,557,853	$9,842,771

Liabilities and Stockholders’ Equity
Current Liabilities
Accounts payable	$561,659	$405,384
Accrued expenses	411,950	231,249
Obligations under capital leases	27,009	26,314
Billings in excess of related costs and estimated earnings on uncompleted contracts	2,130,758	1,344,794
Customer advances	1,323,096	1,020,102

Total Current Liabilities	4,454,472	3,027,843

Long Term Liabilities
Obligations under capital leases	29,977	36,995
Other liabilities	436,283	465,369

Total Long Term Liabilities	466,260	502,364

Total Liabilities	4,920,732	3,530,207

Stockholders’ Equity
Common stock, $.001 par value 25,000,000 shares authorized, 13,501,333 shares issued and outstanding respectively	13,502	13,502
Additional paid-in capital	12,137,141	12,028,415
Accumulated deficit	(6,196,013)	(5,418,116)
Accumulated other comprehensive income	141,465	147,737

	6,096,095	6,771,538
Less: Treasury stock, at cost, 152,932 shares	(458,974)	(458,974)

Total Stockholders’ Equity	5,637,121	6,312,564

Total Liabilities and Stockholders’ Equity	$10,557,853	$9,842,771

See accompanying notes to the consolidated condensed financial statements.

Covalent Group, Inc.

Consolidated Condensed Statements of Operations

	Three months ended March 31,
	2006	2005
Net revenue	$1,988,038	$3,213,529
Reimbursement revenue	194,488	674,272

Total Revenue	2,182,526	3,887,801

Operating Expenses
Direct	1,688,059	2,042,768
Reimbursement out-of-pocket expenses	194,488	674,272
Selling, general and administrative	1,049,008	1,146,339
Depreciation and amortization	97,300	137,525

Total Operating Expenses	3,028,855	4,000,904

Loss from Operations	(846,329)	(113,103)

Interest Income	70,035	17,108
Interest Expense	(1,603)	(2,477)

Net Interest Income	68,432	14,631

Loss before Income Taxes	(777,897)	(98,472)

Income Tax Benefit	—	—

Net Loss	$(777,897)	$(98,472)

Net Loss per Common Share

Basic	$(0.06)	$(0.01)
Diluted	$(0.06)	$(0.01)

Weighted Average Common and Common Equivalent Shares Outstanding
Basic	13,348,401	13,344,202
Diluted	13,348,401	13,344,202

See accompanying notes to the consolidated condensed financial statements.

Covalent Group, Inc.

Consolidated Condensed Statements of Cash Flows

	Three Months Ended March 31,
	2006	2005
Operating Activities:
Net loss	$(777,897)	$(98,472)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation and amortization	97,300	137,525
Share-based compensation expense	108,726	—
Changes in assets and liabilities;
Investigator advances	(386)	(1,476)
Accounts receivable	(425,013)	2,399,133
Prepaid expenses and other	(172,005)	(176,587)
Prepaid taxes	(108)	17,852
Costs and estimated earnings in excess of related billings on uncompleted contracts	(259,957)	586,764
Accounts payable	156,275	139,124
Accrued expenses	180,701	46,688
Other liabilities	(29,086)	(29,085)
Billings in excess of related costs and estimated earnings on uncompleted contracts	785,964	(620,501)
Customer advances	302,994	(293,987)

Net Cash (Used) Provided by Operating Activities	(32,492)	2,106,978

Investing Activities:
Deferred acquisition costs	(500,086)	—
Purchases of property and equipment	—	(30,461)

Net Cash Used In Investing Activities	(500,086)	(30,461)

Financing Activities:
Repayments under capital leases	(6,323)	(5,698)
Proceeds from exercise of stock options		7,139

Net Cash (Used) Provided By Financing Activities	(6,323)	1,441

Effect of Exchange Rate Changes on Cash and Cash Equivalents	(6,345)	(5,063)

Net (Decrease) Increase In Cash and Cash Equivalents	(545,246)	2,072,895

Cash and Cash Equivalents, Beginning of Period	7,104,081	3,165,986

Cash and Cash Equivalents, End of Period	$6,558,835	$5,238,881

See accompanying notes to the consolidated condensed financial statements.

Covalent Group, Inc.

Notes to Consolidated Condensed Financial Statements

(Unaudited)

1.	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES:

Basis of Presentation

The accompanying unaudited financial statements for the three months ended March 31, 2006 and March 31, 2005 have been prepared in accordance with accounting principles generally accepted in the United States of America (“generally accepted accounting principles”) for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (primarily consisting of normal recurring adjustments) considered necessary for a fair presentation have been included. Operating results for the three months ended March 31, 2006 may not necessarily be indicative of the results that may be expected for other quarters or for the year ending December 31, 2006. For further information, refer to the financial statements and footnotes thereto included in our Annual Report on Form 10-K for the year ended December 31, 2005.

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

Consolidation

The consolidated financial statements for the three months ended March 31, 2006 and 2005 include our accounts and the accounts of our wholly-owned subsidiaries. Intercompany transactions and balances have been eliminated in consolidation.

Investigator Advances

We received advance payments from one of our clients as part of a long-term contract, which included a separate cash account to be utilized for payment of investigator fees. As of March 31, 2006 and December 31, 2005, this cash amount was $1 thousand and $1 thousand, respectively. This amount is also included in customer advances in the accompanying balance sheets.

Accounts Receivable

Accounts receivable, net of an allowance for doubtful accounts, consists of customer billings pursuant to contractual terms related to work performed as of March 31, 2006. In general, amounts become billable upon the achievement of milestones or in accordance with predetermined payment schedules set forth in the contracts with our clients. Accounts receivable included $1.5 million and $1.1 million billed to customers as of March 31, 2006 and December 31, 2005, respectively.

Our accounts receivable and costs and estimated earnings in excess of related billings on uncompleted contracts are concentrated with a small number of companies within the pharmaceutical, biotechnology and medical device industries. The significant majority of this exposure is to large, well established firms. Credit losses have historically been minimal. As of March 31, 2006, the total of accounts receivable and costs and estimated earnings in excess of related billings on uncompleted contracts was $2.2 million. Of this amount, the exposure to our largest clients was 93% of the total, with the largest clients representing 22%, 20%, 14%, 14%, 12% and 11% of total exposure, respectively. As of December 31, 2005, the total of accounts receivable and costs and estimated earnings in excess of related billings on uncompleted contracts was $1.5 million. Of this amount, the exposure to our three largest clients was 84% of the total, with the three largest clients representing 42%, 29%, and 13% of total exposure, respectively.

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

Our operations have experienced, and may continue to experience, period-to-period fluctuations in net service revenue and results from operations. Because we generate a large proportion of our revenues from services performed at hourly rates, our revenues in any period are directly related to the number of employees and the number of hours worked by those employees during that period. Our results of operations in any one quarter can fluctuate depending upon, among other things, the number and related contract value of ongoing client engagements, the commencement, postponement and termination of engagements in the quarter, the mix of revenue, the extent of cost overruns, employee hiring, employee utilization, vacation patterns, exchange rate fluctuations and other factors.

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

As is customary in the industry, we exclude from revenue and expense in the Consolidated Statements of Operations fees paid to investigators and the associated reimbursement since we act as an agent on behalf of our clients with regard to investigators. These investigator fees are not reflected in our Net Revenue, Reimbursement Revenue, Reimbursement Out-of-Pocket Expenses, and/or Direct Expenses. The amounts of these investigator fees were $600 and $860 thousand for the three months ended March 31, 2006 and 2005, respectively.

Share-Based Compensation

We have adopted equity incentive plans that provide for the granting of stock options to employees, directors, advisors and consultants.

Effective January 1, 2006, we adopted SFAS No. 123R using the Modified Prospective Approach. SFAS 123(R) revises SFAS No. 123, “Accounting for Stock Based Compensation” (“SFAS No. 123”) and supersedes Accounting Principles Board (“APB”) Opinion No. 25, “Accounting for Stock Issued to Employees” (“APB No. 25”). SFAS No. 123R requires the costs for all share-based payments to employees, including grants of employee stock options, to be recognized in financial statements based on their fair values at grant date, or the date of later modification, over the requisite period. In addition, SFAS No. 123R requires unrecognized cost (based on the amounts previously disclosed in our pro forma footnote disclosure) related to options vesting after the date of initial adoption to be recognized in the financial statements over the remaining requisite period. Accordingly, prior period amounts have not been restated. See Note 7 for further detail regarding the adoption of this standard.

2.	RECENTLY ISSUED ACCOUNTING STANDARDS:

SFAS No. 123R

Effective January 1, 2006, we adopted Statement of Financial Accounting Standards (“SFAS”) No. 123R, “Share-Based Payment” (“SFAS No. 123R”) using the Modified Prospective Approach. See Note 7 for further detail regarding the adoption of this standard.

SFAS No. 155

In February 2006, the Financial Accounting Standards Board (“FASB”) issued SFAS 155, “Accounting for Certain Hybrid Financial Instruments – an amendment of FASB Statement No. 133 and 140” (“SFAS No. 155”). SFAS 155 allows financial instruments that contain an embedded derivative that otherwise would require bifurcation to be accounted for as a whole on a fair value basis. This statement is effective for all financial instruments acquired or issued after the beginning of the first fiscal year that begins after September 15, 2006. We do not expect that the adoption of SFAS 155 will have a material impact on our consolidated financial statements or results of operations.

SFAS No. 156

In March 2006, the Financial Accounting Standards Board (“FASB”) issued SFAS 156, “Accounting for Servicing of Financial Assets – an amendment of FASB Statement No. 140”. SFAS 156 provides guidance on the accounting for servicing assets and liabilities when an entity undertakes and obligation to service financial assets by entering into a servicing contract. This statement is effective for all transactions beginning in the first fiscal year that begins September 15, 2006. We do not expect that the adoption of SFAS 156 will have a material impact on our consolidated financial statements or results of operations.

FIN No. 47

In March 2005, the FASB issued Financial Interpretation Number (FIN) 47, Accounting for Conditional Asset Retirement Obligations, an interpretation of SFAS 143 (Asset Retirement Obligations). FIN 47 addresses diverse accounting practices that have developed with regard to the timing of liability recognition for legal obligations associated with the retirement of a tangible long-lived asset in which the timing and/or method of settlement are conditional on a future event that may or may not be within the control of the entity. FIN 47 also clarifies when an entity should have sufficient information to reasonably estimate the fair value of an asset retirement obligation. The provision is effective for fiscal years ending after December 15, 2005. The adoption of FIN 47 did not have a material impact on our consolidated financial position, results of operations or cash flows.

3.	EARNINGS PER SHARE

Earnings per share is calculated in accordance with SFAS No. 128, “Earnings Per Share.” Basic earnings per share is computed by dividing net income for the period by the weighted average number of common shares outstanding during the period. Diluted earnings per share is computed by dividing net income by the weighted average number of common shares plus the dilutive effect of outstanding stock options under our equity incentive plans. Stock options outstanding not included in the table below because of their anti-dilutive effect for the three months ended March 31, 2006 and 2005 were 1,265,450 and 710,018, respectively.

The net loss and weighted average common and common equivalent shares outstanding for purposes of calculating net loss per common share were computed as follows:

	Three months ended March 31,
	2006	2005
Net Loss Per Common Share & Common Equivalent Share
Net Loss	$(777,897)	$(98,472)

Weighted average number of common shares outstanding used in computuing basic earnings per share	13,348,401	13,344,202

Dilutive effect of stock options outstanding	—	—

Weighted average shares used in computing diluted earnings per share	13,348,401	13,344,202

Basic loss per share	$(0.06)	$(0.01)
Diluted loss per share	$(0.06)	$(0.01)

4.	COMPREHENSIVE INCOME

A reconciliation of comprehensive income in accordance with SFAS No. 130, “Reporting Comprehensive Income” is as follows:

	Three months ended March 31,
	2006	2005
Net Loss	$(777,897)	$(98,472)

Foreign currency translation adjustment	(6,345)	(5,063)

Comprehensive Loss	$(784,242)	$(103,535)

5.	SEGMENT INFORMATION

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

The following table summarizes the distribution of net revenue and contracts with significant clients:

Client A, B, C, D and E in the table below represent the largest clients for each period, but do not represent the same client for each year shown.

	Three Months Ended March 31,
	2006		2005
	% of Revenues	Number of Contracts	% of Revenues	Number of Contracts
Client A	19%	2	28%	4
Client B	16%	1	18%	3
Client C	15%	2	16%	1
Client D	15%	3	12%	3
Client E	8%	5	12%	1

Top Clients	73%	13	86%	12

The following table summarizes the distribution of net revenues from external clients by geographical area:

Three Months Ended March 31,
U.S	2006 Europe	Total	U.S	2005 Europe	Total
$1,867,419	$120,619	$1,988,038	$2,867,794	$345,735	$3,213,529

6.	OTHER LIABILITIES

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

7.	STOCKHOLDERS EQUITY

Share-Based Compensation

Effective January 1, 2006 we adopted SFAS No. 123R using the Modified Prospective Approach. SFAS No. 123R revises SFAS No. 123, “Accounting for Stock-Based Compensation” (“SFAS No. 123”) and supersedes Accounting Principles Board (“APB”) Opinion No. 25, “Accounting for Stock Issued to Employees” (“APB No. 25”). SFAS No. 123R requires the cost of all share-based payments to employees, including grants of employee stock options, to be recognized in the financial statements based on their fair values at grant date, or the date of later modification, over the requisite service period. In addition, SFAS No. 123R requires unrecognized cost (based on the amounts previously disclosed in our pro forma footnote disclosure) related to options vesting after the date of initial adoption to be recognized in the financial statements over the remaining requisite service period. Accordingly, prior period amounts have not been restated.

Under the Modified Prospective Approach, the amount of compensation expense recognized includes compensation expense for all share-based payments granted prior to, but not yet fully vested as of January 1, 2006, based on the grant date fair value estimated in accordance with SFAS No. 123R and compensation expense for all share-based payments granted subsequent to January 1, 2006, based on the grant date fair value estimated in accordance with SFAS No. 123R. Prior to adoption of SFAS 123R, we recognized share-based compensation expense using the accelerated recognition method. Upon adoption, we recognize the expense of previously granted share-based awards and new share-based awards on an accelerated recognition method.

In the first quarter ending March 31, 2006, the adoption of SFAS 123R resulted in incremental stock-based compensation expense of $109 thousand for the three months ended March 31, 2006, or $0.01 on a basic and diluted earning per share basis. The adoption of SFAS 123R did not have a net impact on cash flows from operating or financing activities. A deduction is not allowed for income tax purposes until the options are exercised. The amount of the income tax deduction will be the difference between the fair value of the Company’s common stock and the exercise price at the date of exercise. The tax effect of the income tax deduction in excess of the financial statement expense will be recorded as an increase in additional paid-in-capital. Accordingly, SFAS 123R requires the recognition of a deferred tax asset for the tax effect of the financial statement expense recorded. However, due to our recent loss history, and uncertainty regarding the realization of deferred tax assets, deferred tax assets have been fully reserved as of March 31, 2006. The net operating losses incurred to date by the Company are being carried forward and may be applied against future taxable income subject to certain limitations set forth in Section 382 of the Internal Revenue Code.

Prior to January 1, 2006 we accounted for our share-based compensation plans in accordance with the provisions of APB No. 25, as permitted by SFAS No. 123, and accordingly did not recognize compensation expense for stock options with an exercise price equal to or greater than the market price of the underlying grant as of the grant date. Had the fair value-based method as prescribed by SFAS 123 been applied, additional pre-tax compensation expense of $52 thousand would have been recognized for the three months ended March 31, 2005 and the effect on net income and earnings per share would have been as follows:

Three months ended March 31, 2005
Net Loss - as reported	$(98,472)

Deduct: Pro forma stock-based compensation expense determined under the fair value method, net of related tax effects	(51,799)

Pro forma Net Loss	$(150,271)

Net Loss Per Share
Basic - as reported	$(0.01)
Basic - pro forma	$(0.01)

Diluted - as reported	$(0.01)
Diluted - pro forma	$(0.01)

The Company has issued stock options to employees under share-based compensation plans. Stock options are issued at the current market price on the date of the grant, subject to a four year vesting period with a contractual term of 5 years. The fair value of each stock option is estimated on the date of grant using the Black-Scholes option pricing model that uses the assumptions noted in the following table. Expected volatility is based on a blend of implied and historical volatility of our common stock. We use historical data on exercises of stock options and other factors to estimate the expected life of the share-based payments granted. For the options granted prior to January 1, 2006, we determined the expected life to be 5 years, and an expected life of 4 years for any options granted subsequent to January 1, 2006. The risk free rate is based on the U.S. Treasury bond rate commensurate with the expected life of the option.

	Three months ended March 31,
	2006	2005
Risk-free interest rate	4.64% - 4.84%	4.01% - 4.17%
Expected dividend yield	0 - 0	0 - 0
Expected life (in years)	4 years	5
Expected volatility	52.56%	54.75%
Forfeiture rate	15.68%	0.00%

A summary of award activity under the stock option plans as of March 31, 2006 and changes during the three month period is presented below:

	Number of Shares	Range of Exercise Prices per Share	Weighted Average Exercise Price per Share
Options outstanding at December 31, 2005	1,362,873	$1.94 - 4.49	$2.50

Granted	3,750	$2.02 - 2.36	2.29
Exercised	—	—	—
Canceled	(101,173)	$1.94 - 2.85	2.05

Options outstanding at March 31, 2006	1,265,450	$2.02 - 4.49	$2.54

Vested options outstanding at:
March 31, 2006	392,868	$2.05 - 4.49	$2.87

A summary of the non-vested share awards as of March 31, 2006 and changes during the 3 month period is presented below:

	Number of Shares	Range of Exercise Prices per Share	Weighted Average Exercise Price per Share
Non-vested options outstanding at:
December 31, 2005	922,076	$2.05 - 4.49	$2.70

Granted	3,750	$2.02 - 2.36	2.29
Awards Vested	(51,461)	$2.05 - 4.49	2.87
Forfeited	(1,783)	$2.50 - 2.66	2.52

Non-vested options outstanding at:
March 31,2006	872,582	$2.02 - 4.49	$2.39

As of March 31, 2006, there was $670 thousand of total unrecognized compensation cost related to unvested share-based compensation awards granted under the stock option plans. That cost is expected to be recognized over a weighted-average period of 3.1 years.

Based upon the above assumptions, the weighted average fair value of the stock options granted for the three months ended March 31, 2006 and 2005 was $1.05 and $1.19, respectively. Because additional option grants are expected to be made, the above pro forma disclosures are not representative of pro forma effects on reported net income for future periods.

There were no vested options exercised during the three month period ended March 31, 2006, and no cash paid to settle share-based liabilities.

The Company has a policy of issuing new shares to satisfy share option exercises.

8.	SUPPLEMENTAL CASH FLOW INFORMATION

No income tax payments were required for the three months ended March 31, 2006 and 2005, respectively. Cash paid for interest for the three months ended March 31, 2006 and 2005 was approximately $2 thousand and $1 thousand, respectively. We did not enter into any capital lease obligations during the three months ended March 31, 2006 and 2005. We did not acquire any property and equipment through leasing arrangements during the three months ended March 31, 2006 or 2005, respectively.

9.	PROPOSED ACQUISITION OF REMEDIUM OY

In March 2006, we announced the signing of a Combination Agreement (the “Agreement”) with Remedium OY (“Remedium”), a privately owned, full service CRO based in Espoo, Finland with offices in 8 countries throughout Scandinavia, Central Europe and Eastern Europe. Under the terms of the Agreement, we expect to pay approximately $20 million for all of the outstanding shares and common stock equivalents of Remedium. The consideration for the transaction is expected to be in the form of Company shares in the amount of $16 million and $4 million in cash, subject to certain purchase price adjustments. The closing of the transaction is expected to occur during the third quarter of 2006 subject to certain contingencies including, but not limited to the completion of financial due diligence, the approval of our shareholders and a scheduled new fundraising for at least $4 million to help finance the transaction. In connection with the transaction, we plan to change our name to Encorium BioSolutions, Inc. and apply for a new ticker symbol in connection with our name change.

During the quarter ended March 31, 2006, the Company incurred approximately $500 thousand of costs related to the Remedium acquisition which have been capitalized and are presented on the balance sheet as deferred acquisition costs. In the event the proposed acquisition does not close as expected, these costs will be charged against operations during the period in which the Agreement is terminated. The costs were primarily for professional fees and expenses related to the proposed acquisition.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

In this discussion, the terms “Company,” “we,” “us” and “our” refer to Covalent Group, Inc. and our consolidated subsidiaries, except where it is made clear otherwise.

Forward Looking Statements

When used in this Report on Form 10-Q and in other public statements, both oral and written, by the Company and Company officers, the words “estimate,” “project,” “expect,” “intend,” “believe,” “anticipate” and similar expressions are intended to identify forward-looking statements regarding events and trends that may affect our future operating results and financial position. Such statements are subject to risks and uncertainties that could cause our actual results and financial position to differ materially. Such factors include, among others: (i) our success in attracting new business and retaining existing clients and projects; (ii) the size, duration and timing of clinical trials we are currently managing may change unexpectedly; (iii) the termination, delay or cancellation of clinical trials we are currently managing could cause revenues to decline unexpectedly; (iv) the timing difference between our receipt of contract milestone or scheduled payments and our incurring costs to manage these trials; (v) outsourcing trends in the pharmaceutical, biotechnology and medical device industries; (vi) the ability to maintain profit margins in a competitive marketplace; (vii) our ability to attract and retain qualified personnel; (viii) the sensitivity of our business to general economic conditions; (ix) other economic, competitive, governmental and technological factors affecting our operations, markets, products, services and prices; (x) announced awards received from existing and potential customers are not definitive until fully negotiated contracts are executed by the parties and (xi) our backlog may not be indicative of future results and may not generate the revenues expected; (xii) our ability to successfully integrate the business of Remedium and Covalent; (xiii) the performance of the combined businesses to operate successfully and generate growth. You should not place undue reliance on any forward-looking statement. We undertake no obligation to publicly release the result of any revision of these forward-looking statements to reflect events or circumstances after the date they are made or to reflect the occurrence of unanticipated events. Please refer to the section entitled “Risk Factors that Might Affect our Business or Stock Price” beginning on page 9 in our Annual Report on Form 10-K for the year ended December 31, 2005 for a more complete discussion of factors which could cause our actual results and financial position to change.

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

Our clients consist of many of the largest companies in the pharmaceutical, biotechnology and medical device industries. From protocol design and clinical program development, to proven patient recruitment, to managing the regulatory approval process, we have the resources to directly implement or manage Phase I through Phase IV clinical trials and to deliver clinical programs on time and within budget. We have clinical trial experience across a wide variety of therapeutic areas, such as cardiovascular, nephrology, endocrinology/metabolism, diabetes, neurology, oncology, immunology, vaccines, infectious diseases, gastroenterology, dermatology, hepatology, women’s health and respiratory medicine. We have the capacity and expertise to conduct clinical trials on a global basis.

A significant aspect of our strategy is to expand our geographic presence and add to our clinical development capabilities in existing new therapeutic areas or service offerings. In March 2006, we announced the signing of a Combination Agreement with Remedium OY (“Remedium”), a privately owned, full service CRO based in Espoo, Finland with offices in 8 countries throughout Scandinavia, Central Europe and Eastern Europe. Under the terms of the Agreement, we expect to pay approximately $20 million for all of the outstanding shares and common stock equivalents of Remedium. The consideration for the transaction is expected to be in the form of Company shares in the amount of $16 million and $4 million in cash, subject to certain purchase price adjustments. The closing of the transaction is expected to occur during the third quarter of 2006 subject to certain contingencies including, but not limited to the completion of financial due diligence, the approval of our shareholders and a scheduled new fundraising for at least $4 million to help finance the transaction. In connection with the proposed transaction, we plan to change our name to Encorium BioSolutions, Inc. and apply for a new ticker symbol in connection with our name change.

General

The information set forth and discussed below for the three months ended March 31, 2006 and 2005 is derived from the Consolidated Condensed Financial Statements included elsewhere herein. The financial information set forth and discussed below is unaudited but, in the opinion of management, reflects all adjustments (primarily consisting of normal recurring adjustments) necessary for a fair presentation of such information. The results of our operations for a particular quarter may not be indicative of results expected during the other quarters or for the entire year.

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

Our backlog was approximately $28 million as of March 31, 2006 as compared to $14 million as of March 31, 2005. Our backlog consists of anticipated net revenue from signed contracts, letters of intent and certain verbal commitments that either have not started but are anticipated to begin in the near future or are in process and have not yet been completed. Many of our studies and projects are performed over an extended period of time, which may be several years. Amounts included in backlog have not yet been recognized as net revenue in our Consolidated Statements of Operations. Once contracted work begins, net revenue is recognized over the life of the contract on a proportional performance basis. The recognition of net revenue and contract terminations, if any, reduces our backlog while the awarding of new business increases our backlog. For the three months ended March 31, 2006 we obtained approximately $8.4 million of new business awards as compared to approximately $2.7 million for the three months ended March 31, 2005.

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

Percentage of Net Revenue, Excluding Reimbursable Out-of-Pocket Expenses

	Three months ended March 31,
	2006	2005
Net revenue	100.0%	100.0%
Operating Expenses
Direct	84.9%	63.6%
Selling, general and administrative	52.8%	35.7%
Depreciation and amortization	4.9%	4.3%
Loss from Operations	(42.6)%	(3.6)%
Net Loss	(39.1)%	(3.1)%

Contractual Obligations and Commitments

We did not enter into any capital lease obligations during the three months ended March 31, 2006 and December 31, 2005. We are committed under a number of non-cancelable operating leases, primarily related to office space and other office equipment.

Below is a summary of our future payment commitments by year under contractual obligations. Actual amounts paid under these agreements could be higher or lower than the amounts shown below as a result of changes in volume and other variables:

	2006	2007	2008	2009	Thereafter	Total
Obligations under capital leases	$26,314	$29,204	$7,791	$—	$—	$63,309
Operating leases	966,619	982,860	998,329	969,741	—	3,917,550
Employment agreements	86,000	—	—	—	—	86,000
Service agreements	604,681	152,805	138,999	82,281	64,643	1,043,409

Total	$1,683,614	$1,164,869	$1,145,119	$1,052,022	$64,643	$5,110,268

In 2006, we anticipate capital expenditures of approximately $150,000—$250,000 for leasehold improvements, software applications, workstations, personal computer equipment and related assets exclusive of any capital expenditures related to the proposed Remedium acquisition. A significant portion of our service agreement commitments, which are primarily comprised of investigator payments, are expected to be reimbursed under agreements with clients. There have been no material changes to the above data since December 31, 2005.

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

As is customary in the industry, we exclude from revenue and expense in the Consolidated Statement of Operations fees paid to investigators and the associated reimbursement since we act as agent on behalf of our clients with regard to investigators. These investigator fees are not reflected in our Net Revenue, Reimbursement Revenue, Reimbursement Out-of-Pocket Expenses, and/or Direct Expenses. The amounts of these investigator fees were $600 and $860 thousand for the three months ended March 31, 2006 and 2005, respectively.

Concentration of Credit Risk

Our accounts receivable and costs and estimated earnings in excess of related billings on uncompleted contracts are concentrated with a small number of companies within the pharmaceutical, biotechnology and medical device industries. The significant majority of this exposure is to established pharmaceutical and biotechnology companies. Credit losses have historically been minimal. As of March 31, 2006, the total of accounts receivable and costs and estimated earnings in excess of related billings on uncompleted contracts was $2.2 million. Of this amount, the exposure to our largest clients was 93% of the total, with the largest clients representing 22%, 20%, 14%, 14%, 12% and 11% of total exposure, respectively. As of March 31, 2005, the total of accounts receivable and costs and estimated earnings in excess of related billings on uncompleted contracts was $3.9 million. Of this amount, the exposure to our three largest clients was 66% of the total, with the three largest clients representing 41%, 19%, and 6% of total exposure, respectively.

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

Stock-Based Compensation

The Company adopted equity incentive plans that provide for the granting of stock options to employees, directors, advisors and consultants.

Effective January 1, 2006, we adopted SFAS No. 123R using the Modified Prospective Approach. SFAS 123(R) revises SFAS No. 123, “Accounting for Stock Based Compensation” (“SFAS No. 123”) and supersedes Accounting Principles Board (“APB”) Opinion No. 25, “Accounting for Stock Issued to Employees” (“APB No. 25”). SFAS No. 123R requires the costs for all share-based payments to employees, including grants of employee stock options, to be recognized in financial statements based on their fair values at grant date, or the date of later modification, over the requisite period. In addition, SFAS No. 123R requires unrecognized cost (based on the amounts previously disclosed in our pro forma footnote disclosure) related to options vesting after the date of initial adoption to be recognized in the financial statements over the remaining requisite period.

The estimated annual increase in share-based compensation expense relating to the adoption of SFAS No. 123R for the twelve months ended December 31, 2006 is expected to be $387 thousand. The Company recognized stock-based compensation expense of $109 thousand for the three months ended March 31, 2006, or $0.01 on a basic and diluted earning per share basis.

Results of Operations

Three Months Ended March 31, 2006 Compared With Three Months Ended March 31, 2005

Net revenue for the three months ended March 31, 2006 decreased 38% to $2 million as compared to $3.2 million for the three months ended March 31, 2005. The decline in net revenues for 2006 was due to delays in starting new clinical studies that were signed in the second half of 2005 combined with a lower level of ongoing clinical trial activities at the start of 2006 compared with 2005. There was a marginal contribution to revenue for the first quarter of 2006 from several new business contracts awarded late in the fourth quarter of 2005 due to startup delays. However, we expect the contribution to revenue for these clinical studies to increase beginning in the second quarter of 2006.

There were $8.4 million of announced new business awards for the three months ended March 31, 2006 compared to $2.7 million for the three months ended March 31, 2005. For the three months ended March 31, 2006, net revenue from our largest clients amounted to 65% of our net revenue, with the largest clients representing 19%, 16%, 15%, and 15% of net revenue, respectively. For the three months ended March 31, 2005, net revenue from our largest clients amounted to 86% of our net revenue, with the largest clients representing 28%, 18%, 16%, 12% and 12% of net revenue, respectively.

Reimbursement revenue consisted of reimbursable out-of-pocket expenses incurred on behalf of our clients. Reimbursements are made at cost, without mark-up or profit, and therefore have no impact on net income.

Direct expenses included compensation and other expenses directly related to conducting clinical studies. These costs decreased by approximately $350 thousand to $1.7 million for the three months ended March 31, 2006 from $2.0 million for the three months ended March 31, 2005. The decrease in direct expenses resulted principally from a decline in personnel costs associated with the decreased level of clinical study related activities. Direct expenses as a percentage of net revenue were 85% for the three months ended March 31, 2006 as compared to 64% for the three months ended March 31, 2005. The increase in the ratio was principally due to a 38% decrease in net revenues for the period ended March 31, 2006.

Selling, general, and administrative expenses includes the salaries, wages and benefits of all administrative, financial and business development personnel and all other support expenses not directly related to specific contracts. These costs decreased by approximately $100 thousand to $1.0 million for the three months ended March 31, 2006 from $1.1 million for the three months ended March 31, 2005. The decrease in selling, general and administrative expenses was primarily due to a reduction of professional service fees incurred compared to the same prior year period. As a percentage of revenues, SG&A expenses increased by 17% due to the $1.2 million decrease in revenues for the quarter ended March 31, 2006 compared with the prior year period.

Depreciation and amortization expense decreased to $97 thousand for the three months ended March 31, 2006 from $138 thousand for the three months ended March 31, 2005, primarily as a result of a reduction in fixed asset additions during 2005 compared with prior years. The reduction in fixed asset additions has resulted in reduced charges for depreciation expense for the quarter ended March 31, 2006 compared with the prior year period. There were no fixed asset additions during the quarter ended March 31, 2006.

Loss from operations increased by $680 thousand to $778 thousand for the quarter ended March 31, 2006, primarily for the reasons noted in the preceding paragraphs.

Net interest income for the three months ended March 31, 2006 was $68 thousand compared to net interest income of $15 thousand for the three months ended March 31, 2005. This increase was due to a significant increase in the amount of cash on hand combined with a higher rate of interest earned on invested cash deposits.

There was no income tax provision or income tax benefit for the three months ended March 31, 2006 and 2005, respectively. Net operating losses incurred during the first quarter ended March 31, 2006 and 2005 are being carried forward and may be applied against future taxable income subject to certain limitations set forth in the Internal Revenue Code. However, due to our recent loss history, and uncertainty regarding the realization of deferred tax assets, deferred tax assets have been fully reserved as of March 31, 2006.

Net loss for the three months ended March 31, 2006 was $778 thousand, or $(0.06) per diluted share, as compared to a net loss of $98 thousand, or $(0.01) per diluted share for the three months ended March 31, 2005.

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

Net revenue is recognized on a proportional performance basis. We typically receive a low volume of large-dollar receipts. As a result, the number of days net revenue outstanding in accounts receivable, costs and estimated earnings in excess of related billings, customer advances, and billings in excess of related costs will fluctuate due to the timing and size of billings and cash receipts. At March 31, 2006, the net days revenue outstanding was (88) days compared to 49 days at December 31, 2005. This decrease was primarily due to changes in billing schedules included in new contracts being signed including advance payments received on new business awards. Historically, many legacy contracts were structured so that billings only occurred as certain milestones were met. Many of our new contracts are structured so that work is billed as it is performed. Compared to December 31, 2005, accounts receivable increased $425 thousand to $1.5 million at March 31, 2006, primarily due to the timing of billings and progress payments for clinical trials. Of the accounts receivable balance at March 31, 2006, 0% of the total was over 60 days past invoice date.

Compared to December 31, 2005, costs and estimated earnings in excess of related billings on uncompleted contracts increased $260 thousand to $643 thousand at March 31, 2006. The increase primarily represents timing differences between the net revenue recognized on the trials being managed and the billing of milestones or payment schedules contained in the contracts with our clients. The balance at March 31, 2006 primarily consisted of 4 clinical trials. The top four balances constituted 30%, 28%, 12% and 10% of the balance. This balance is mostly attributable to a delay in the timing of billings compared to when the work was performed. The $780 thousand increase in the liability account, billings in excess of related costs and estimated earnings on uncompleted contracts, to $2.1 million as of March 31, 2006 from $1.3 million as of December 31, 2005, resulted primarily from the signing of several contracts which include large up front payments. Customer advances increased by approximately $300 thousand to $1.3 million as of March 31, 2006 from $1.0 million as of December 31, 2005. This increase resulted primarily from an increase in the amount and value of upfront payments received from clients.

Our net cash used by operating activities was $32 thousand for the three months ended March 31, 2006, compared to net cash provided by operating activities of $2.1 million for the three months ended March 31, 2006. The primary difference is related to the $2.4 million decrease in accounts receivable for the three months ended March 31, 2005 compared with an increase in accounts receivable for the three months ended March 31, 2006 of $425 thousand. Net cash used by investing activities for the three months ended 2006 was $500 thousand as a result of costs associated with the proposed Remedium acquisition, which have been capitalized and presented on the balance sheet as deferred acquisition costs. This compares to net cash used by investing activities of $30 thousand for the three months ended March 31, 2005, which consisted principally of purchases of property and equipment. Net cash used by financing activities was $6 thousand for the three months ended March 31, 2006, compared with net cash provided by financing activities of $1 thousand for the three months ended March 31, 2005. The primary difference related to cash received due to the exercise of employee stock options during 2005.

As a result of these cash flows, our cash and cash equivalents balance at March 31, 2006 was $6.6 million as compared to $7.1 million at December 31, 2005.

We purchased no equipment during the three months ended March 31, 2006. We anticipate capital expenditures of approximately $150,000—$250,000, exclusive of the proposed Remedium acquisition, during the remainder of 2006, primarily for leasehold improvements, software applications, workstations, personal computer equipment and related assets.

RECENTLY ISSUED ACCOUNTING STANDARDS:

SFAS No. 123R

Effective January 1, 2006, we adopted Statement of Financial Accounting Standards (“SFAS”) No. 123R, “Share-Based Payment” (“SFAS No. 123R”) using the Modified Prospective Approach. See Note 7 for further detail regarding the adoption of this standard.

SFAS No. 155

In February 2006, the Financial Accounting Standards Board (“FASB”) issued SFAS 155, “Accounting for Certain Hybrid Financial Instruments – an amendment of FASB Statement No. 133 and 140” (“SFAS No. 155”). SFAS 155 allows financial instruments that contain an embedded derivative that otherwise would require bifurcation to be accounted for as a whole on a fair value basis. This statement is effective for all financial instruments acquired or issued after the beginning of the first fiscal year that begins after September 15, 2006. We do not expect that the adoption of SFAS 155 will have a material impact on our consolidated financial statements or results of operations.

SFAS No. 156

In March 2006, the Financial Accounting Standards Board (“FASB”) issued SFAS 156, “Accounting for Servicing of Financial Assets – an amendment of FASB Statement No. 140”. SFAS 156 provides guidance on the accounting for servicing assets and liabilities when an entity undertakes and obligation to service financial assets by entering into a servicing contract. This statement is effective for all transactions beginning in the first fiscal year that begins September 15, 2006. We do not expect that the adoption of SFAS 156 will have a material impact on our consolidated financial statements or results of operations.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Market Risk

The fair value of cash and cash equivalents, investigator payment advances, accounts receivable, costs and estimated earnings in excess of related billings on uncompleted contracts, accounts payable, accrued expenses and billings in excess of related costs and estimated earnings on uncompleted contracts are not materially different than their carrying amounts as reported at March 31, 2005 and March 31, 2006.

As of March 31, 2006, the Company was not a counterparty to any forward foreign exchange contracts or any other transaction involving a derivative financial instrument.

Inflation

We believe that the effects of inflation generally do not have a material adverse impact on our operations or financial condition.

ITEM 4. CONTROLS AND PROCEDURES

The Company’s principal executive officer and principal financial officer, with the participation of other members of the Company’s management, have evaluated the effectiveness of the Company’s disclosure controls and procedures (as defined in Rule 13a-15(e) under the Securities and Exchange Act of 1934, as amended) as of the end of the period covered by this report (the “Evaluation Date”) and, based on that evaluation, concluded that, as of the Evaluation Date, the Company’s disclosure controls and procedures were effective to ensure that information that is required to be disclosed in its reports under the Securities and Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to management, including the Company’s principal executive officer and principal financial officer, as appropriate, to allow timely decisions regarding required disclosure,

Our management, including our principal executive and principal financial officers, has evaluated any changes in our internal control over financial reporting that occurred during the quarter ended March 31, 2006, and has concluded that there was no change that occurred during the quarter ended March 31, 2006 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

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

COVALENT GROUP, INC.

Dated: May 15, 2006	By:	/s/ Kenneth M. Borow, M.D.
Kenneth M. Borow, M.D.
President and Chief Executive Officer

Dated: May 15, 2006	By:	/s/ Lawrence R. Hoffman
Lawrence R. Hoffman
Executive Vice President, General Counsel, Secretary and Chief Financial Officer

S-1