Form 10-Q
period 2006-06-30
COVALENT GROUP INC
filed 2006-08-11
CIK 856569

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2006.

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

Yes   ☒     No  ☐.

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act.): Yes   ☐     No  ☐.

Indicate by check mark whether the registrant is an accelerated filer (as defined in rule 12b-2 of the Exchange Act).

Yes  ☐    No  ☒.

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: As of August 1, 2006, there were 13,348,401 shares of Covalent Group, Inc. common stock outstanding, par value $.001 per share, excluding 152,932 shares in treasury.

COVALENT GROUP, INC.

PART I. FINANCIAL INFORMATION

ITEM 1.	CONSOLIDATED CONDENSED FINANCIAL STATEMENTS (UNAUDITED)

Covalent Group, Inc.

Consolidated Balance Sheets

(Unaudited)

	June 30, 2006	December 31, 2005
Assets
Current Assets
Cash and cash equivalents	$6,797,317	$7,104,081
Investigator advances	1,832	1,009
Accounts receivable, less allowance of $35,093 at June 30, 2006 and December 31, 2005, respectively	2,648,297	1,109,781
Prepaid expenses and other	387,920	312,408
Prepaid taxes	8,354	13,040
Costs and estimated earnings in excess of related billings on uncompleted contracts	1,130,405	383,598

Total Current Assets	10,974,125	8,923,917

Property and Equipment, Net	749,169	897,189
Deferred acquisition costs	800,754	—
Other assets	21,665	21,665

Total Assets	$12,545,713	$9,842,771

Liabilities and Stockholders’ Equity
Current Liabilities
Accounts payable	$1,233,609	$405,384
Accrued expenses	279,476	231,249
Obligations under capital leases	27,722	26,314
Billings in excess of related costs and estimated earnings on uncompleted contracts	2,126,389	1,344,794
Customer advances	2,042,790	1,020,102

Total Current Liabilities	5,709,986	3,027,843

Long Term Liabilities
Obligations under capital leases	19,972	36,995
Other liabilities	407,198	465,369

Total Long Term Liabilities	427,170	502,364

Total Liabilities	6,137,156	3,530,207

Stockholders’ Equity
Common stock, $.001 par value 25,000,000 shares authorized, 13,501,333 shares issued and outstanding respectively	13,501	13,501
Additional paid-in capital	12,243,663	12,028,416
Accumulated deficit	(5,525,912)	(5,418,116)
Accumulated other comprehensive income	136,279	147,737

Less:	6,867,531	6,771,538
Treasury stock, at cost, 152,932 shares	(458,974)	(458,974)

Total Stockholders’ Equity	6,408,557	6,312,564

Total Liabilities and Stockholders’ Equity	$12,545,713	$9,842,771

See accompanying notes to the consolidated financial statements.

Covalent Group, Inc.

Consolidated Statements of Operations

(Unaudited)

	Three Months ended June 30,		Six Months Ended June 30,
	2006	2005	2006	2005
Net revenue	$3,605,508	$2,328,379	$5,593,546	$5,541,908
Reimbursement revenue	575,215	328,554	769,703	1,002,826

Total Revenue	4,180,723	2,656,933	6,363,249	6,544,734

Operating Expenses
Direct	2,016,015	1,744,915	3,704,074	3,787,683
Reimbursement out-of-pocket expenses	575,215	328,554	769,703	1,002,826
Selling, general and administrative	911,610	952,954	1,960,618	2,099,293
Depreciation and amortization	85,522	132,232	182,822	269,757

Total Operating Expenses	3,588,362	3,158,655	6,617,217	7,159,559

Income (Loss) from Operations	592,361	(501,722)	(253,968)	(614,825)
Interest Income	79,274	21,253	149,308	38,361
Interest Expense	(1,535)	(2,605)	(3,137)	(5,082)

Net Interest Income	77,739	18,648	146,171	33,279

Income (Loss) before Income Taxes	670,100	(483,074)	(107,797)	(581,546)
Income Tax Benefit	—	—	—	—

Net Income (Loss)	$670,100	$(483,074)	$(107,797)	$(581,546)

Net Income (Loss) per Common Share
Basic	$0.05	$(0.04)	$(0.01)	$(0.04)
Diluted	$0.05	$(0.04)	$(0.01)	$(0.04)
Weighted Average Common and Common Equivalent Shares Outstanding
Basic	13,348,401	13,348,441	13,348,401	13,345,521
Diluted	13,442,037	13,348,441	13,348,401	13,345,521

See accompanying notes to the consolidated financial statements.

Covalent Group, Inc.

Consolidated Statements of Cash Flows

(Unaudited)

	Six Months Ended June 30,
	2006	2005
Operating Activities:
Net loss	$(107,797)	$(581,546)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation and amortization	182,822	269,757
Share-based compensation expense	215,247	—
Changes in assets and liabilities;
Investigator advances	(823)	2,642
Accounts receivable	(1,538,516)	1,190,592
Prepaid expenses and other	(75,512)	(136,499)
Prepaid taxes	4,686	83,239
Costs and estimated earnings in excess of related billings on uncompleted contracts	(746,807)	980,032
Accounts payable	828,225	(577,442)
Accrued expenses	48,227	(248,156)
Other liabilities	(58,171)	(58,171)
Billings in excess of related costs and estimated earnings on uncompleted contracts	781,595	643,586
Customer advances	1,022,688	95,223

Net Cash Provided by Operating Activities	555,865	1,663,257

Investing Activities:
Deferred acquisition costs	(800,754)	—
Purchases of property and equipment	(34,802)	(46,616)

Net Cash Used In Investing Activities	(835,556)	(46,616)

Financing Activities:
Repayments under capital leases	(15,615)	(11,546)
Proceeds from exercise of stock options	—	10,680

Net Cash Used In Financing Activities	(15,615)	(866)

Effect of Exchange Rate Changes on Cash and Cash Equivalents	(11,458)	(15,934)
Net Decrease In Cash and Cash Equivalents	(306,764)	1,599,841
Cash and Cash Equivalents, Beginning of Period	7,104,081	3,165,986

Cash and Cash Equivalents, End of Period	$6,797,317	$4,765,827

See accompanying notes to the consolidated financial statements.

Covalent Group, Inc.

Notes to Consolidated Condensed Financial Statements

(Unaudited)

1.	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES:

Basis of Presentation

The accompanying unaudited financial statements for the three and six months ended June 30, 2006 and June 30, 2005 have been prepared in accordance with accounting principles generally accepted in the United States of America (“generally accepted accounting principles”) for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (primarily consisting of normal recurring adjustments) considered necessary for a fair presentation have been included. Operating results for the three and six months ended June 30, 2006 may not necessarily be indicative of the results that may be expected for other quarters or for the year ending December 31, 2006. For further information, refer to the financial statements and footnotes thereto included in our Annual Report on Form 10-K for the year ended December 31, 2005.

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

Consolidation

The consolidated financial statements for the three and six months ended June 30, 2006 and 2005 include our accounts and the accounts of our wholly-owned subsidiaries. Intercompany transactions and balances have been eliminated in consolidation.

Investigator Advances

We received advance payments from one of our clients as part of a long-term contract, which included a separate cash account to be utilized for payment of investigator fees. As of June 30, 2006 and December 31, 2005, this cash amount was $2 thousand and $1 thousand, respectively. This amount is also included in customer advances in the accompanying balance sheets.

Accounts Receivable

Accounts receivable, net of an allowance for doubtful accounts, consists of customer billings pursuant to contractual terms related to work performed as of June 30, 2006. In general, amounts become billable upon the achievement of milestones or in accordance with predetermined payment schedules set forth in the contracts with our clients. Accounts receivable included $2.6 million and $1.1 million billed to customers as of June 30, 2006 and December 31, 2005, respectively.

Our accounts receivable and costs and estimated earnings in excess of related billings on uncompleted contracts are concentrated with a small number of companies within the pharmaceutical, biotechnology and medical device industries. The significant majority of this exposure is to large, well established firms. Credit losses have historically been minimal. As of June 30, 2006, the total of accounts receivable and costs and estimated earnings in excess of related billings on uncompleted contracts was $3.8 million. Of this amount, the exposure to our largest clients was 70% of the total, with the largest clients representing 24%, 23%, 12% and 11% of total exposure, respectively. As of December 31, 2005, the total of accounts receivable and costs and estimated earnings in excess of related billings on uncompleted contracts was $1.5 million. Of this amount, the exposure to our three largest clients was 84% of the total, with the three largest clients representing 42%, 29%, and 13% of total exposure, respectively.

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

Billings and the related payment terms from fixed price contracts are generally determined by provisions in the contract that may include certain payment schedules and the submission of required billing detail. Accordingly, cash receipts, including the receipt of up front payments and performance based milestone payments, do not necessarily correspond to costs incurred and revenue recognized on contracts. A contract’s payment structure generally requires an up front payment of 10% to 15% of the contract value at or shortly after the initiation of the clinical trial, a series of periodic payments over the life of the contract and, in certain instances, milestone payments based on the achievement of certain agreed upon performance criteria. The up front payments are deferred and recognized as revenues as services are performed under the proportional performance method. Periodic payments, including performance based milestone payments, are invoiced pursuant to the terms of the contract once the agreed upon performance criteria have been achieved. Milestone payments are generally included in the total value of the contract. All payments received pursuant to the contract are recognized in accordance with the proportional performance method. In a comprehensive full service drug development program, the client would not generally purchase certain deliverables separately but as an integrated, full service arrangement in connection with the development of the drug. Examples of performance based milestones and interim deliverables include, but are not limited to, the completion of patient enrollment into the clinical trial, completion of the database and acceptance by the client of the final study report.

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

As is customary in the industry, we exclude from revenue and expense in the Consolidated Statements of Operations fees paid to investigators and the associated reimbursement since we act as an agent on behalf of our clients with regard to investigators. These investigator fees are not reflected in our Net Revenue, Reimbursement Revenue, Reimbursement Out-of-Pocket Expenses, and/or Direct Expenses. The amounts of these investigator fees were $217 thousand and $217 thousand for the three and six months ended June 30, 2006, respectively. For the three and six months ended June 30, 2005, investigator fees were $267 thousand and $1.1 million, respectively.

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

SFAS No. 156

In March 2006, the Financial Accounting Standards Board (“FASB”) issued SFAS 156, “Accounting for Servicing of Financial Assets – an amendment of FASB Statement No. 140”. SFAS 156 provides guidance on the accounting for servicing assets and liabilities when an entity undertakes an obligation to service financial assets by entering into a servicing contract. This statement is effective for all transactions beginning in the first fiscal year after September 15, 2006. We do not expect that the adoption of SFAS 156 will have a material impact on our consolidated financial statements or results of operations.

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

FIN No. 48

In June 2005, the FASB issued Financial Interpretation Number (FIN) 48, Accounting for Uncertainty in Income Taxes, an interpretation of SFAS 109. FIN 48 prescribes a more likely than not threshold for financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. This Interpretation provides guidance regarding derecognition of income tax assets and liabilities, interest and penalties associated with tax positions, accounting for income taxes in interim periods, and income tax disclosures. This Interpretation is effective as of January 1, 2007. We are currently evaluating the impact of FIN 48 on our financial statements.

3.	EARNINGS PER SHARE

Earnings per share is calculated in accordance with SFAS No. 128, “Earnings Per Share.” Basic earnings per share is computed by dividing net income for the period by the weighted average number of common shares outstanding during the period. Diluted earnings per share is computed by dividing net income by the weighted average number of common shares plus the dilutive effect of outstanding stock options under our equity incentive plans. Stock options outstanding not included in the table below because of their anti-dilutive effect for the three and six months ended June 30, 2006 were 364,300 and 444,633, respectively. Stock options outstanding not included in the table below because of their anti-dilutive effect for the three and six months ended June 30, 2005 were 591,763 and 566,680, respectively.

The net income (loss) and weighted average common and common equivalent shares outstanding for purposes of calculating net loss per common share were computed as follows:

Net Income (Loss) Per Common Share & Common Equivalent Share

	Three months ended June 30,		Six months ended June 30,
	2006	2005	2006	2005
Net Income (Loss)	$670,100	$(483,074)	$(107,797)	$(581,546)

Weighted average number of common shares outstanding used in computing basic earnings per share	13,348,401	13,348,441	13,348,401	13,345,521
Dilutive effect of stock options outstanding	93,636	—	—	—
Weighted average shares used in computing diluted earnings per share	13,442,037	13,348,441	13,348,401	13,345,521

Basic income (loss) per share	$0.05	($0.04)	($0.01)	($0.04)
Diluted income (loss) per share	$0.05	($0.04)	($0.01)	($0.04)

4.	COMPREHENSIVE INCOME

A reconciliation of comprehensive income (loss) in accordance with SFAS No. 130, “Reporting Comprehensive Income” is as follows:

	Three months ended June 30,		Six months ended June 30,
	2006	2005	2006	2005
Net Income (Loss)	$670,100	$(483,074)	$(107,797)	$(581,546)
Foreign currency translation adjustment	(5,301)	(10,571)	(11,458)	(15,934)

Comprehensive Income (Loss)	$664,799	$(493,645)	$(119,255)	$(597,480)

5.	SEGMENT INFORMATION

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

The following table summarizes the distribution of net revenue and contracts with significant clients:

	Three months ended June 30,				Six months ended June 30,
	2006		2005		2006		2005
	% of Revenues	Number of Contracts	% of Revenues	Number of Contracts	% of Revenues	Number of Contracts	% of Revenues	Number of Contracts
Client A	25%	2	38%	2	23%	2	32%	4
Client B	23%	3	28%	3	15%	3	19%	3
Client C	13%	3	16%	5	13%	3	17%	7
Client D	10%	1			12%	1	10%	3
Client E					10%	2	10%	1

Top Clients	71%	9	82%	10	73%	11	88%	18

Client A, B, C, D and E in the table above represent the largest clients for each period, but do not represent the same client for each year shown.

The following table summarizes the distribution of net revenues from external clients by geographical area:

Three Months Ended June 30,
2006			2005
U.S	Europe	Total	U.S	Europe	Total
$3,508,108	$97,400	$3,605,508	$2,226,463	$101,916	$2,328,379

Six Months Ended June 30,
2006			2005
U.S	Europe	Total	U.S	Europe	Total
$5,375,527	$218,019	$5,593,546	$5,094,257	$447,651	$5,541,908

6.	OTHER LIABILITIES

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

In the second quarter ending June 30, 2006, the adoption of SFAS 123R resulted in incremental stock-based compensation expense of $116 thousand, or $0.01 on a basic and diluted earning per share basis. For the six months ending June 30, 2006, the adoption of SFAS 123R resulted in incremental stock-based compensation expense of $215 thousand or $0.02 on a basic and diluted earning per share basis. The adoption of SFAS 123R did not have a net impact on cash flows from operating, investing or financing activities. A deduction is not allowed for income tax purposes until the options are exercised. The amount of the income tax deduction will be the difference between the fair value of the Company’s common stock and the exercise price at the date of exercise. The tax effect of the income tax deduction in excess of the financial statement expense will be recorded as an increase in additional paid-in-capital. Accordingly, SFAS 123R requires the recognition of a deferred tax asset for the tax effect of the financial statement expense recorded. However, due to our recent loss history, and uncertainty regarding the realization of deferred tax assets, deferred tax assets have been fully reserved as of June 30, 2006. The net operating losses incurred to date by the Company are being carried forward and may be applied against future taxable income subject to certain limitations set forth in Section 382 of the Internal Revenue Code.

Prior to January 1, 2006 we accounted for our share-based compensation plans in accordance with the provisions of APB No. 25, as permitted by SFAS No. 123, and accordingly did not recognize compensation expense for stock options with an exercise price equal to or greater than the market price of the underlying grant as of the grant date. Had the fair value-based method as prescribed by SFAS 123 been applied, additional pre-tax compensation expense of $59 thousand and $111 thousand would have been recognized for the three and six months ended June 30, 2005, respectively, and the effect on net income and earnings per share would have been as follows:

	Three months ended June 30, 2005	Six months ended June 30, 2005
Net Loss - as reported	$(483,074)	$(581,546)
Deduct: stock-based compensation expense determined under the fair value method	(59,341)	(111,140)

Pro forma Net Loss	$(542,415)	$(692,686)

Net Loss Per Share
Basic - as reported	$(0.04)	$(0.04)
Basic - pro forma	$(0.04)	$(0.05)
Diluted - as reported	$(0.04)	$(0.04)
Diluted - pro forma	$(0.04)	$(0.05)

The Company has issued stock options to employees under share-based compensation plans. Stock options are issued at the current market price on the date of the grant, subject to a 4 year vesting period with a contractual term of 5 years. The fair value of each stock option is estimated on the date of grant using the Black-Scholes option pricing model that uses the assumptions noted in the following table. Expected volatility is based on a blend of implied and historical volatility of our common stock. We use historical data on exercises of stock options and other factors to estimate the expected life of the share-based payments granted. For the options granted prior to January 1, 2006, we determined the expected life to be 5 years, and an expected life of 4 years for any options granted subsequent to January 1, 2006. The risk free rate is based on the U.S. Treasury bond rate commensurate with the expected life of the option.

	Three months ended June 30,		Six months ended June 30,
	2006	2005	2006	2005
Risk-free interest rate	4.84% - 4.92%	3.63% - 4.12%	4.64% - 4.92%	3.63% - 4.17%
Expected dividend yield	—	—	—	—
Expected life	4 years	5 years	4 years	5 years
Expected volatility	52.56%	54.75%	52.56%	54.75%

A summary of award activity under the stock option plans as of June 30, 2006 and changes during the six month period is presented below:

	Number of Shares	Range of Exercise Prices per Share	Weighted Average Exercise Price per Share	Intrinsic Value
Options outstanding at December 31, 2005	1,362,873	$1.94 - 4.49	$2.50	$722,323
Granted	25,750	$2.02 - 2.43	2.40	$16,223
Exercised	—	—	—	—
Canceled	(118,257)	$1.94 - 2.85	2.09	($111,162)
Options outstanding at June 30, 2006	1,270,366	$2.02 - 4.49	$2.54	$622,479
Vested options outstanding at:
June 30, 2006	410,701	$2.05 - 4.49	$2.85	$73,926

A summary of the non-vested share awards as of June 30, 2006 and changes during the six month period is presented below:

	Number of Shares	Range of Exercise Prices per Share	Weighted Average Exercise Price per Share	Intrinsic Value
Non-vested options outstanding at:
December 31, 2005	922,076	$2.05 - 4.49	$2.70	$304,285
Granted	25,750	$2.02 - 2.43	2.40	$16,223
Awards Vested	(85,711)	$2.06 - 4.49	2.57	($39,427)
Forfeited	(2,450)	$2.50 - 2.66	2.51	($ 1,274)
Non-vested options outstanding at:
June 30, 2006	859,665	$2.02 - 4.49	$2.39	$550,186

As of June 30, 2006, there was $583 thousand of total unrecognized compensation cost related to unvested share-based compensation awards granted under the stock option plans. That cost is expected to be recognized over a weighted-average period of 3.1 years.

Based upon the above assumptions, the weighted average fair value of the stock options granted for the six months ended June 30, 2006 and 2005 was $1.10 and $1.16, respectively. Because additional option grants are expected to be made, the above pro forma disclosures are not representative of pro forma effects on reported net income for future periods.

There were no vested options exercised during the six months ended June 30, 2006, and no cash paid to settle share-based liabilities.

The Company has a policy of issuing new shares to satisfy share option exercises.

8.	SUPPLEMENTAL CASH FLOW INFORMATION

No income tax payments were required for the three and six months ended June 30, 2006 and 2005, respectively. Cash paid for interest for the three and six months ended June 30, 2006 was approximately $2 thousand and $3 thousand, respectively. We did not enter into any capital lease obligations during the three and six months ended June 30, 2006 and 2005. We did not acquire any property and equipment through leasing arrangements during the three and six months ended June 30, 2006 or 2005, respectively.

9.	PROPOSED ACQUISITION OF REMEDIUM OY

On July 6, 2006, Covalent Group, Inc. entered into an Amended and Restated Combination Agreement (the “Amended Agreement”) with the stockholders of Remedium Oy, a corporation organized under the laws of Finland (“Remedium”), which amends and restates the Combination Agreement entered into on March 2, 2006. Pursuant to the Amended Agreement, at the closing, the Company will purchase all of the issued and outstanding shares of capital stock of Remedium (the “Shares”).

The consideration to be paid at closing to Remedium’s stockholders (the “Stockholders”) for the Shares will consist of (i) shares of Common Stock of the Company with a value of $11,000,000; and (ii) $2,500,000 in cash. An additional cash payment of $1,500,000 will be paid to the Stockholders on March 30, 2007. The Company intends to fund the cash portion of the purchase price with internal resources. Subject to certain purchase price adjustments, on the first anniversary of the closing of the Amended Agreement, the Company will issue to the Stockholders additional shares of Common Stock of the Company with a value of $2,000,000. Additional consideration consisting of shares of Common Stock of the Company with a value of up to $3,000,000 may also be paid to the Stockholders upon the attainment of certain revenue targets described in the Amended Agreement. The closing is subject to customary closing conditions, including the approval of the Company’s stockholders. The transaction is expected to close during the fourth quarter of 2006.

For the six months ended June 30, 2006, the Company incurred approximately $801 thousand of costs related to the Remedium acquisition which have been capitalized and are presented on the balance sheet as deferred acquisition costs. In the event the proposed acquisition does not close as expected, these costs will be charged against operations during the period in which the Agreement is terminated. The costs were primarily for professional fees and expenses related to the proposed acquisition.

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

A significant aspect of our strategy is to expand our geographic presence and add to our clinical development capabilities in existing new therapeutic areas or service offerings. On July 6, 2006, Covalent Group, Inc. entered into an Amended and Restated Combination Agreement (the “Amended Agreement”) with the stockholders of

Remedium Oy, a corporation organized under the laws of Finland (“Remedium”), which amends and restates the Combination Agreement entered into on March 2, 2006. Pursuant to the Amended Agreement, at the closing, the Company will purchase all of the issued and outstanding shares of capital stock of Remedium (the “Shares”).

The consideration to be paid to Remedium’s stockholders (the “Stockholders”) at closing for the Shares will consist of (i) shares of Common Stock of the Company with a value of $11,000,000; and (ii) $2,500,000 in cash. An additional cash payment of $1,500,000 will be paid to the Stockholders on March 30, 2007. The Company intends to fund the cash portion of the purchase price with internal resources. Subject to certain purchase price adjustments, on the first anniversary of the closing of the Amended Agreement, the Company will issue to the Stockholders additional shares of Common Stock of the Company with a value of $2,000,000. Additional consideration consisting of shares of Common Stock of the Company with a value of up to $3,000,000 may also be paid to the Stockholders upon the attainment of certain revenue targets described in the Amended Agreement. The closing is subject to customary closing conditions, including the approval of the Company’s stockholders. The transaction is expected to close at the end of the third quarter of 2006.

General

The information set forth and discussed below for the three and six months ended June 30, 2006 and 2005 is derived from the Consolidated Condensed Financial Statements included elsewhere herein. The financial information set forth and discussed below is unaudited but, in the opinion of management, reflects all adjustments (primarily consisting of normal recurring adjustments) necessary for a fair presentation of such information. The results of our operations for a particular quarter may not be indicative of results expected during the other quarters or for the entire year.

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

Our backlog was approximately $27 million as of June 30, 2006 as compared to $20 million as of June 30, 2005. Our backlog consists of anticipated net revenue from signed contracts, letters of intent and certain verbal commitments that either have not started but are anticipated to begin in the near future or are in process and have not yet been completed. Many of our studies and projects are performed over an extended period of time, which may be several years. Amounts included in backlog have not yet been recognized as net revenue in our Consolidated Statements of Operations. Once contracted work begins, net revenue is recognized over the life of the contract on a proportional performance basis. The recognition of net revenue and contract terminations, if any, reduces our backlog while the awarding of new business increases our backlog. For the six months ended June 30, 2006 we obtained approximately $11.6 million of new business awards as compared to approximately $10.7 million for the six months ended June 30, 2005.

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

Percentage of net revenue, excluding reimbursable out-of-pocket expenses

	Three months ended June 30,		Six months ended June 30,
	2006	2005	2006	2005
Net revenue	100.0%	100.0%	100.0%	100.0%
Operating Expenses
Direct	55.9%	74.9%	66.2%	68.3%
Selling, general and administrative	25.3%	40.9%	35.1%	37.9%
Depreciation and amortization	2.4%	5.7%	3.3%	4.9%
Income (Loss) from Operations	16.4%	(21.6%)	(4.5%)	(11.1%)
Net Income (Loss)	18.6%	(20.7%)	(1.9%)	(10.5%)

Contractual Obligations and Commitments

We did not enter into any capital lease obligations during the three and six months ended June 30, 2006 and 2005. We are committed under a number of non-cancelable operating leases, primarily related to office space and other office equipment.

Below is a summary of our future payment commitments by year under contractual obligations. Actual amounts paid under these agreements could be higher or lower than the amounts shown below as a result of changes in volume and other variables:

	2006	2007	2008	2009	Thereafter	Total
Obligations under capital leases	$26,314	$29,204	$7,791	$—	$—	$63,309
Operating leases	966,619	982,860	998,329	969,741	—	3,917,550
Employment agreements	86,000	—	—	—	—	86,000
Service agreements	647,131	189,432	94,317	82,281	64,643	1,077,804

Total	$1,726,064	$1,201,496	$1,100,437	$1,052,022	$64,643	$5,144,662

In 2006, we anticipate capital expenditures of approximately $100,000—$200,000 for leasehold improvements, software applications, workstations, personal computer equipment and related assets exclusive of any capital expenditures related to the proposed Remedium acquisition. A significant portion of our service agreement commitments, which are primarily comprised of investigator payments, are expected to be reimbursed under agreements with clients. There have been no material changes to the above data since December 31, 2005.

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

As is customary in the industry, we exclude from revenue and expense in the Consolidated Statement of Operations fees paid to investigators and the associated reimbursement since we act as agent on behalf of our clients with regard to investigators. These investigator fees are not reflected in our Net Revenue, Reimbursement Revenue, Reimbursement Out-of-Pocket Expenses, and/or Direct Expenses. The amounts of these investigator fees were $217 and $217 thousand for the three and six months ended June 30, 2006, respectively. For the three and six months ended June 30, 2005, investigator fees were $267 thousand and $1.1 million, respectively.

Concentration of Credit Risk

Our accounts receivable and costs and estimated earnings in excess of related billings on uncompleted contracts are concentrated with a small number of companies within the pharmaceutical, biotechnology and medical device industries. The significant majority of this exposure is to established pharmaceutical and biotechnology companies. Credit losses have historically been minimal. As of June 30, 2006, the total of accounts receivable and costs and estimated earnings in excess of related billings on uncompleted contracts was $3.8 million. Of this amount, the exposure to our largest clients was 69% of the total, with the largest clients representing 24%, 23%, 12% and 11% of total exposure, respectively. As of June 30, 2005, the total of accounts receivable and costs and estimated earnings in excess of related billings on uncompleted contracts was $4.7 million. Of this amount, the exposure to our three largest clients was 79% of the total, with the three largest clients representing 45%, 20%, and 14% of total exposure, respectively.

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

The estimated annual increase in share-based compensation expense relating to the adoption of SFAS No. 123R for the twelve months ended December 31, 2006 is expected to be $391 thousand. The Company recognized stock-based compensation expense of $107 thousand and $215 for the three and six months ended June 30, 2006, respectively, or $0.01 and $0.02 on a basic and diluted earning per share basis.

Results of Operations

Three Months Ended June 30, 2006 Compared With Three Months Ended June 30, 2005

Net revenue for the three months ended June 30, 2006 increased 55% to $3.6 million as compared to $2.3 million for the three months ended June 30, 2005. The increase in net revenues was primarily due to an increase in the number and related contract values of active clinical studies being conducted by the Company as well as the restarting of certain clinical studies which were delayed during the first quarter of 2006. There were $3.2 million of announced new business awards for the three months ended June 30, 2006 compared to $9.2 million for the three months ended June 30, 2005. For the three months ended June 30, 2006, net revenue from our largest clients amounted to 71% of our net revenue, with the largest clients representing 25%, 23%, 13%, and 10% of net revenue, respectively. For the three months ended June 30, 2005, net revenue from our largest clients amounted to 82% of our net revenue, with the largest clients representing 38%, 28%, and 16% of net revenue, respectively.

Reimbursement revenue consisted of reimbursable out-of-pocket expenses incurred on behalf of our clients. Reimbursements are made at cost, without mark-up or profit, and therefore have no impact on net income.

Direct expenses included compensation and other expenses directly related to conducting clinical studies. These costs increased by approximately $271 thousand to $2.0 million for the three months ended June 30, 2006 from $1.7 million for the three months ended June 30, 2005. The increase in direct expenses resulted principally from an increase in outside vendor costs associated with the increased level of clinical study related activities. Direct expenses as a percentage of net revenue were 56% for the three months ended June 30, 2006 as compared to 75% for the three months ended June 30, 2005. The decrease in the ratio was principally due to the increased utilization of our personnel on client related clinical study activities which resulted in the 56% increase in net revenues for the three months ended June 30, 2006.

Selling, general, and administrative expenses includes the salaries, wages and benefits of all administrative, financial and business development personnel and all other support expenses not directly related to specific contracts. These costs decreased by approximately $41 thousand to $912 thousand for the three months ended June 30, 2006 from $953 thousand for the three months ended June 30, 2005. The decrease in selling, general and administrative expenses was primarily due to a reduction of professional service fees incurred compared to the same prior year period. As a percentage of revenues, SG&A expenses decreased by 16% due to the $1.3 million increase in revenues for the quarter ended June 30, 2006 compared with the prior year period.

Depreciation and amortization expense decreased to $86 thousand for the three months ended June 30, 2006 from $132 thousand for the three months ended June 30, 2005, primarily as a result of a reduction in fixed asset additions during 2006 compared with prior years. The reduction in fixed asset additions has resulted in reduced charges for depreciation expense for the quarter ended June 30, 2006 compared with the prior year period. There was $35 thousand in fixed asset additions during the three months ended June 30, 2006.

Income from operations increased by $1.1 million to $592 thousand for the quarter ended June 30, 2006, primarily for the reasons noted in the preceding paragraphs.

Net interest income for the three months ended June 30, 2006 was $78 thousand compared to net interest income of $19 thousand for the three months ended June 30, 2005. This increase was due to a significant increase in the amount of cash on hand combined with a higher rate of interest earned on invested cash deposits.

There was no income tax provision or income tax benefit for the three months ended June 30, 2006, because we have incurred a net loss for the six months ended June 30, 2006. Any remaining net loss for 2006 and the net loss from 2005 is being carried forward and may be applied against future taxable income subject to certain limitations set forth in the Internal Revenue Code. However, due to our recent loss history, and uncertainty regarding the realization of deferred tax assets, deferred tax assets have been fully reserved as of June 30, 2006.

Net income for the three months ended June 30, 2006 was $670 thousand, or $0.05 per diluted share, as compared to a net loss of $480 thousand, or $(0.04) per diluted share for the three months ended June 30, 2005.

Six Months Ended June 30, 2006 Compared With the Six Months Ended June 30, 2005

Net revenue for the six months ended June 30, 2006 increased 1% to $5.6 million as compared to $5.5 million for the six months ended June 30, 2005. The increase of $52 thousand reflects an increase in the number of contracts and related contract values of clinical trials being managed by us in 2006. New business awards and changes of scope for the six months ended June 30, 2006 were approximately $11.6 million as compared to approximately $10.7 million for the six months ended June 30, 2005. For the six months ended June 30, 2006, net revenue from our largest clients amounted to 73% of our net revenue, with the largest clients representing 23%, 15%, 13%, 12% and 10% of net revenue, respectively. For the six months ended June 30, 2005, net revenue from our largest clients amounted to 88% of our net revenue, with the largest clients representing 32%, 19%, 17%, 10% and 10% of net revenue, respectively.

Reimbursement revenue consisted of reimbursable out-of-pocket expenses incurred on behalf of our clients. Reimbursements are made at cost, without mark-up or profit, and therefore have no impact on net income.

Direct expenses included compensation and other expenses directly related to conducting clinical studies. These costs decreased by $84 thousand to $3.7 million for the six months ended June 30, 2006 from $3.8 million for the six months ended June 30, 2005. The decrease in direct expenses resulted principally from a reduction in the use of subcontractors and the addition of personnel associated with the increased level of clinical trial activities during the second quarter of 2006 as compared to same prior year period. Direct expenses as a percentage of net revenue were 66% for the six months ended June 30, 2006 as compared to 68% for the six months ended June 30, 2005. The improvement in the gross margin was principally due to a modest increase in revenues combined with a sight decrease in direct expenses.

Selling, general, and administrative expenses included the salaries, wages and benefits of all administrative, financial and business development personnel and all other support expenses not directly related to specific contracts. Selling, general and administrative expenses for the six months ended June 30, 2006 were $2.0 million, or 35% of net revenue, as compared to $2.1 million, or 38% of net revenue, for the six months ended June 30, 2005. The decrease of $139 thousand resulted principally from a reduction of professional fees incurred and a decrease in operating costs related to our international operations as compared to the same prior year period.

Depreciation and amortization expense decreased to $183 thousand for the six months ended June 30, 2006 from $270 thousand for the six months ended June 30, 2005, primarily as a result of a reduction in fixed asset additions during 2005 and 2006 compared with prior years. The reduction in fixed asset additions has resulted in reduced charges for depreciation expense for the six months ended June 30, 2006 compared with the prior year period. There was $35 thousand in fixed asset additions during the six months ended June 30, 2006.

Loss from operations decreased by $361 thousand to $254 thousand for the six months ended June 30, 2006 primarily for the reasons noted in the preceding paragraphs.

Net interest income for the six months ended June 30, 2006 was $146 thousand compared to net interest income of $33 thousand for the six months ended June 30, 2005 due to an increase in the amount of cash on hand and in the rate of interest earned on these deposits.

There was no income tax provision or income tax benefit for the six months ended June 30, 2006 and 2005. Net operating losses incurred in 2006 and 2005 are being carried forward and may be applied against future taxable income subject to certain limitations set forth in the Internal Revenue Code. However, due to our recent loss history, and uncertainty regarding the realization of deferred tax assets, deferred tax assets have been fully reserved as of June 30, 2006.

Net loss for the six months ended June 30, 2006 was $108 thousand, or $(0.01) per diluted share as compared to net loss of $582 thousand, or $(0.04) per diluted share for the six months ended June 30, 2005.

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

Net revenue is recognized on a proportional performance basis. We typically receive a low volume of large-dollar receipts. As a result, the number of days net revenue outstanding in accounts receivable, costs and estimated earnings in excess of related billings, customer advances, and billings in excess of related costs will fluctuate due to the timing and size of billings and cash receipts. At June 30, 2006, the net days revenue outstanding was (37) days compared to 49 days at December 31, 2005. This decrease was primarily due to the change in billing schedules as well as upfront payments received on recently signed contracts. Compared to December 31, 2005, accounts receivable increased $1.5 million to $2.6 million at June 30, 2006, primarily due to the timing of billings and progress payments for clinical trials.

Compared to December 31, 2005, costs and estimated earnings in excess of related billings on uncompleted contracts increased $747 thousand to $1.1 million at June 30, 2006. The increase primarily represents timing differences between the net revenue recognized on the trials being managed and the billing of milestones or payment schedules contained in the contracts with our clients. The balance at June 30, 2006 primarily consisted of 4 clinical trials. The top four balances constituted 28%, 17%, 12% and 10% of the balance. This balance is mostly attributable to a delay in the timing of billings compared to when the work was performed. The $755 thousand increase in the liability account, billings in excess of related costs and estimated earnings on uncompleted contracts, to $2.1 million as of June 30, 2006 from $1.3 million as of December 31, 2005, resulted primarily from the signing of several contracts which included large up front payments. Customer advances increased by approximately $1.0 million to $2.1 million as of June 30, 2006 from $1.0 million as of December 31, 2005. This increase resulted primarily from an increase in the amount and value of upfront payments received from clients for payment of investigator fees and pass through costs.

Our net cash provided by operating activities was $556 thousand for the six months ended June 30, 2006, compared to net cash provided by operating activities of $1.7 million for the six months ended June 30, 2005. The primary difference is related to the $1.5 million increase in accounts receivable for the six months ended June 30, 2006 compared with a decrease of $1.2 million in accounts receivable for the six months ended June 30, 2005. Net cash used by investing activities for the six months ended June 2006 was $836 thousand principally as a result of costs associated with the proposed Remedium acquisition, which have been capitalized and presented on the balance sheet as deferred acquisition costs. This compares to net cash used by investing activities of $47 thousand for the six months ended June 30, 2005, which consisted principally of capital equipment purchases. Net cash used by financing activities was $16 thousand for the six months ended June 30, 2006, compared with $1 thousand for the six months ended June 30, 2005. The primary difference related to cash received from the exercise of employee stock options during 2005.

As a result of these cash flows, our cash and cash equivalents balance at June 30, 2006 was $6.8 million as compared to $7.1 million at December 31, 2005.

We purchased approximately $35 thousand of equipment for six months ended June 30, 2006. We anticipate capital expenditures of approximately $65,000—$165,000, exclusive of the proposed Remedium acquisition, during the remainder of 2006, primarily for leasehold improvements, software applications, workstations, personal computer equipment and related assets.

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

FIN No. 48

In June 2005, the FASB issued Financial Interpretation Number (FIN) 48, Accounting for Uncertainty in Income Taxes, an interpretation of SFAS 109. FIN 48 prescribes a more likely than not threshold for financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. This Interpretation provides guidance regarding derecognition of income tax assets and liabilities, interest and penalties associated with tax positions, accounting for income taxes in interim periods, and income tax disclosures. This Interpretation is effective as of January 1, 2007. We are currently evaluating the impact of FIN 48 on our financial statements.

ITEM 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Market Risk

The fair value of cash and cash equivalents, investigator payment advances, accounts receivable, costs and estimated earnings in excess of related billings on uncompleted contracts, accounts payable, accrued expenses and billings in excess of related costs and estimated earnings on uncompleted contracts are not materially different than their carrying amounts as reported at June 30, 2005 and June 30, 2006.

As of June 30, 2006, the Company was not a counterparty to any forward foreign exchange contracts or any other transaction involving a derivative financial instrument.

Inflation

We believe that the effects of inflation generally do not have a material adverse impact on our operations or financial condition.

ITEM 4.	CONTROLS AND PROCEDURES

The Company’s principal executive officer and principal financial officer, with the participation of other members of the Company’s management, have evaluated the effectiveness of the Company’s disclosure controls and procedures (as defined in Rule 13a-15(e) under the Securities and Exchange Act of 1934, as amended) as of the end of the period covered by this report (the “Evaluation Date”) and, based on that evaluation, concluded that, as of the Evaluation Date, the Company’s disclosure controls and procedures were effective to ensure that information that is required to be disclosed in its reports under the Securities and Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to management, including the Company’s principal executive officer and principal financial officer, as appropriate, to allow timely decisions regarding required disclosure,

Our management, including our principal executive and principal financial officers, has evaluated any changes in our internal control over financial reporting that occurred during the quarter ended June 30, 2006, and has concluded that there was no change that occurred during the quarter ended June 30, 2006 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

ITEM 5.	OTHER INFORMATION

The 2006 annual meeting of stockholders (the “Meeting”) has been delayed more than thirty days beyond the anniversary date of the 2005 annual meeting to allow the Company’s stockholders to vote at the Meeting on several proposals that must be approved by the Company’s stockholders in order for us to complete a business combination between the Company and Remedium Oy. The closing of the proposed business combination with Remedium Oy is also subject to other conditions. See the Amended and Restated Combination Agreement filed with the Commission as Exhibit 2.1 to our Current Report on Form 8-K dated July 6, 2006. The Board of Directors will set the meeting date for the Meeting when the Commission has completed its review of the Company’s proxy statement relating to the Meeting, which the Company initially filed with the Commission on August 4, 2006. The Board of Directors has set September 12, 2006 as the record date for the Meeting in anticipation that we will be able to hold the Meeting within 60 days of that date in accordance with applicable law. In accordance with Rule 14a-5(f) promulgated under the Securities Exchange Act of 1934 (the “1934 Act”) and other applicable rules of the Commission, we are hereby notifying our stockholders that August 28, 2006 will be the deadline for submitting stockholder proposals for inclusion in our proxy statement for the

Meeting, which we believe is a reasonable time before we will begin the printing and mailing of our proxy materials for the Meeting. All stockholder proposals must be in compliance with applicable laws and regulations in order to be considered for inclusion in the proxy statement and form of proxy for the Meeting.

A stockholder of the Company may wish to have a proposal presented at the Meeting, but not to have such proposal included in the Company’s proxy statement and form of proxy relating to the Meeting. If notice of any such proposal is not received by the Company by September 1, 2006, which we believe is a reasonable time before we will begin the printing and mailing of our proxy materials for the Meeting, then such proposal shall be deemed “untimely” for purposes of Rule 14a-4(c) promulgated under the 1934 Act and, therefore, the individuals named in the proxies solicited on behalf of the Board of Directors of the Company for use at the Meeting will have the right to exercise discretionary voting authority as to such proposal. The foregoing deadlines are later than the deadlines disclosed in the Company’s proxy statement filed with the Commission on May 13, 2005.

Stockholder proposals should be addressed to the Corporate Secretary of Covalent Group, Inc. at our principal executive offices located One Glenhardie Corporate Center, Suite 100, 1275 Drummers Lane, Wayne, PA 19087. We reserve the right to reject, rule out of order, or take other appropriate action with respect to any proposal that does not comply with these and other applicable requirements.

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

COVALENT GROUP, INC.

Dated: August 11, 2006	By:	/s/ Kenneth M. Borow, M.D.
Kenneth M. Borow, M.D.
President and Chief Executive Officer

Dated: August 11, 2006	By:	/s/ Lawrence R. Hoffman
Lawrence R. Hoffman
Executive Vice President, General Counsel, Secretary and Chief Financial Officer