Form 10-Q
period 2006-09-30
ENCORIUM GROUP INC
filed 2006-11-14
CIK 856569

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2006.

or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _________ to __________

Commission file number: 0-21145

ENCORIUM GROUP, INC.

(Exact name of registrant as specified in its charter)

Delaware	56-1668867
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

One Glenhardie Corporate Center, 1275 Drummers Lane, Suite 100, Wayne, Pennsylvania 19087

(Address of principal executive offices)

(Zip Code)

Registrant’s telephone number, including area code: 610-975-9533

COVALENT GROUP, INC.

(Former name, former address and former fiscal year, if changed since last report.)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

Yes  ☒    No  ☐

Indicate by check mark whether the Registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer  ☐                     Accelerated filer  ☐                     Non-accelerated filer  ☒

Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Act)

Yes  ☐    No  ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: As of October 2, 2006, there were 13,348,401 shares of Encorium Group, Inc. common stock outstanding, par value $.001 per share, excluding 152,932 shares in treasury.

ENCORIUM GROUP, INC.

PART I. FINANCIAL INFORMATION

ITEM 1.	CONSOLIDATED CONDENSED FINANCIAL STATEMENTS (UNAUDITED)

Encorium Group, Inc.

Consolidated Balance Sheets

	September 30, 2006	December 31, 2005
Assets
Current Assets
Cash and cash equivalents	$8,693,126	$7,104,081
Investigator advances	568,994	1,009
Accounts receivable, less allowance of $35,093	2,694,190	1,109,781
at September 30, 2006 and December 31, 2005, respectively
Prepaid expenses and other	354,477	312,408
Prepaid taxes	3,687	13,040
Costs and estimated earnings in excess of related billings on uncompleted contracts	817,139	383,598

Total Current Assets	13,131,613	8,923,917

Property and Equipment, Net	723,629	897,189
Deferred acquisition costs	1,311,400	—
Other assets	21,665	21,665

Total Assets	$15,188,307	$9,842,771

Liabilities and Stockholders’ Equity
Current Liabilities
Accounts payable	$1,033,386	$405,384
Accrued expenses	701,774	231,249
Obligations under capital leases	28,454	26,314
Billings in excess of related costs and estimated earnings on uncompleted contracts	2,787,600	1,344,794
Customer advances	3,116,995	1,020,102

Total Current Liabilities	7,668,209	3,027,843

Long Term Liabilities
Obligations under capital leases	12,578	36,995
Other liabilities	378,109	465,369

Total Long Term Liabilities	390,687	502,364

Total Liabilities	8,058,896	3,530,207

Stockholders’ Equity
Common stock, $.001 par value 25,000,000 shares authorized, 13,501,333 shares issued and outstanding respectively	13,502	13,502
Additional paid-in capital	12,330,650	12,028,415
Accumulated deficit	(4,882,642)	(5,418,116)
Accumulated other comprehensive income	126,875	147,737

Less:	7,588,385	6,771,538
Treasury stock, at cost, 152,932 shares	(458,974)	(458,974)

Total Stockholders’ Equity	7,129,411	6,312,564

Total Liabilities and Stockholders’ Equity	$15,188,307	$9,842,771

See accompanying notes to the consolidated financial statements.

Encorium Group, Inc.

Consolidated Statements of Operations

(Unaudited)

	Three Months ended September 30,		Nine Months Ended September 30,
	2006	2005	2006	2005
Net revenue	$3,652,152	$2,713,702	$9,245,698	$8,255,610
Reimbursement revenue	705,060	1,064,923	1,474,763	2,067,749

Total Revenue	4,357,212	3,778,625	10,720,461	10,323,359

Operating Expenses
Direct	2,037,201	1,884,398	5,741,275	5,672,081
Reimbursement out-of-pocket expenses	705,060	1,064,923	1,474,763	2,067,749
Selling, general and administrative	973,902	997,677	2,934,520	3,096,970
Depreciation and amortization	79,358	122,414	262,180	392,171

Total Operating Expenses	3,795,521	4,069,412	10,412,738	11,228,971

Income (Loss) from Operations	561,691	(290,787)	307,723	(905,612)
Interest Income	82,844	48,348	232,152	86,709
Interest Expense	(1,264)	(1,924)	(4,401)	(7,006)

Net Interest Income	81,580	46,424	227,751	79,703

Income (Loss) before Income Taxes	643,271	(244,363)	535,474	(825,909)
Income Tax Benefit	—	—	—	—

Net Income (Loss)	$643,271	$(244,363)	$535,474	$(825,909)

Net Income (Loss) per Common Share
Basic	$0.05	$(0.02)	$0.04	$(0.06)
Diluted	$0.05	$(0.02)	$0.04	$(0.06)
Weighted Average Common and Common Equivalent Shares Outstanding
Basic	13,348,401	13,348,269	13,348,401	13,346,458
Diluted	13,522,743	13,348,269	13,438,001	13,346,458

See accompanying notes to the consolidated financial statements.

Encorium Group, Inc.

Consolidated Statements of Cash Flows

(Unaudited)

	Nine Months Ended September 30,
	2006	2005
Operating Activities:
Net income (loss)	$535,474	$(825,909)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and amortization	262,180	392,171
Share-based compensation expense	302,235	—
Changes in assets and liabilities:
Investigator advances	(567,985)	144,925
Accounts receivable	(1,584,409)	1,987,021
Prepaid expenses and other	(42,069)	(151,487)
Prepaid taxes	9,353	1,113,867
Costs and estimated earnings in excess of related billings on uncompleted contracts	(433,541)	1,236,587
Accounts payable	628,002	(455,374)
Accrued expenses	98,025	(119,602)
Other liabilities	(87,260)	(87,256)
Billings in excess of related costs and estimated earnings on uncompleted contracts	1,442,806	698,234
Customer advances	2,096,893	(31,222)

Net Cash Provided by Operating Activities	2,659,704	3,901,955

Investing Activities:
Deferred acquisition costs	(938,900)	—
Cash paid for property and equipment	(88,620)	(46,401)

Net Cash Used In Investing Activities	(1,027,520)	(46,401)

Financing Activities:
Repayments under capital leases	(22,277)	(17,548)
Proceeds from exercise of stock options	—	10,641

Net Cash Used In Financing Activities	(22,277)	(6,907)

Effect of Exchange Rate Changes on Cash and Cash Equivalents	(20,862)	(19,299)
Net Increase In Cash and Cash Equivalents	1,589,045	3,829,348
Cash and Cash Equivalents, Beginning of Period	7,104,081	3,165,986

Cash and Cash Equivalents, End of Period	$8,693,126	$6,995,334

Supplemental Disclosure of Cash Flow Information:

Amounts accrued for deferred acquisition costs were $372,500 and $0 in 2006 and 2005, respectively

See accompanying notes to the consolidated financial statements.

Encorium Group, Inc.

Notes to Consolidated Condensed Financial Statements

(Unaudited)

1.	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES:

Organization

Encorium Group Inc (the “Company”), (formerly Covalent Group, Inc) is a Delaware corporation headquartered in Wayne, Pennsylvania. Effective November 1, 2006, in connection with the acquisition of Remedium Oy, the Company’s European operations are based in Espoo, Finland.

The Company is clinical research organization (“CRO”), which specializes in the design and management of complex clinical trials for the pharmaceutical, biotechnology and medical device industries. The Company’s mission is to provide its clients with high quality, full-service support for their biopharmaceutical development programs. Encorium offers therapeutic expertise, experienced team management and advanced technologies. The Company has clinical trials experience across a wide variety of therapeutic areas, such as cardiovascular, nephrology, endocrinology/metabolism, diabetes, neurology, oncology, immunology, vaccines, infectious diseases, gastroenterology, dermatology, hepatology, women’s health and respiratory medicine. The Company has the capacity and expertise to conduct clinical trials on a global basis.

Basis of Presentation

The accompanying unaudited financial statements for the three and nine months ended September 30, 2006 and September 30, 2005 have been prepared in accordance with accounting principles generally accepted in the United States of America (“generally accepted accounting principles”) for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (primarily consisting of normal recurring adjustments) considered necessary for a fair presentation have been included. Operating results for the three and nine months ended September 30, 2006 may not necessarily be indicative of the results that may be expected for other quarters or for the year ending December 31, 2006. For further information, refer to the financial statements and footnotes thereto included in our Annual Report on Form 10-K for the year ended December 31, 2005.

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

Consolidation

The consolidated financial statements for the three and nine months ended September 30, 2006 and 2005 include our accounts and the accounts of our wholly-owned subsidiaries. Intercompany transactions and balances have been eliminated in consolidation.

Investigator Advances

We received advance payments from one of our clients as part of a long-term contract, which included a separate cash account to be utilized for payment of investigator fees. As of September 30, 2006 and December 31, 2005, this cash amount was $569 thousand and $1 thousand, respectively. This amount is also included in customer advances in the accompanying balance sheets.

Accounts Receivable

Accounts receivable, net of an allowance for doubtful accounts, consists of customer billings pursuant to contractual terms related to work performed as of September 30, 2006. In general, amounts become billable upon the achievement of milestones or in accordance with predetermined payment schedules set forth in the contracts with our clients. Accounts receivable included $2.7 million and $1.1 million billed to customers as of September 30, 2006 and December 31, 2005, respectively.

Our accounts receivable and costs and estimated earnings in excess of related billings on uncompleted contracts are concentrated with a small number of companies within the pharmaceutical, biotechnology and medical device industries. The significant majority of this exposure is to well established firms. Credit losses have historically been minimal. As of September 30, 2006, the total of accounts receivable and costs and estimated earnings in excess of related billings on uncompleted contracts was $3.5 million. Of this amount, the exposure to our largest clients was 73% of the total, with the largest clients representing 39%, 19%, 9% and 6% of total exposure, respectively. As of December 31, 2005, the total of accounts receivable and costs and estimated earnings in excess of related billings on uncompleted contracts was $1.5 million. Of this amount, the exposure to our three largest clients was 84% of the total, with the three largest clients representing 42%, 29%, and 13% of total exposure, respectively.

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

In the past, we have had to commit unanticipated resources to complete projects resulting in lower gross margins on those projects. These unanticipated additional costs occurred on several long term contracts which we completed or substantially completed during 2004. These contracts spanned a period of three to six years. We may experience similar situations in the future, although our current contracts in process are of a shorter duration and subject to less cost volatility. Should our estimated costs on fixed price contracts prove to be low in comparison to actual costs, future margins could be reduced, absent our ability to negotiate a contract modification.

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

As is customary in the industry, we will continue to exclude from revenue and expense in the Consolidated Statements of Operations fees paid to investigators and the associated reimbursement since we act as an agent on behalf of the pharmaceutical company sponsors with regard to investigator payments, in accordance with the Financial Accounting Standards Board Emerging Issues Task Force Rule No. 99-19 (“EITF 99-19”), “Reporting Revenue Gross as a Principal versus Net as an Agent”. These investigator fees are not reflected in our Net Revenue, Reimbursement Revenue, Reimbursement Out-of-Pocket Expenses, and/or Direct Expenses. The amounts of these investigator fees were $1.3 million and $1.5 million for the three and nine months ended September 30, 2006, respectively. For the three and nine months ended September 30, 2005, investigator fees were $69 thousand and $1.2 million, respectively.

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

SFAS No. 156

In March 2006, the FASB issued SFAS 156, “Accounting for Servicing of Financial Assets – an amendment of FASB Statement No. 140”. SFAS 156 provides guidance on the accounting for servicing assets and liabilities when an entity undertakes an obligation to service financial assets by entering into a servicing contract. This statement is effective beginning in the first fiscal year that begins after September 15, 2006. We do not expect that the adoption of SFAS 156 will have a material impact on our consolidated financial statements or results of operations.

SFAS No. 157

In September 2006, the FASB issued SFAS 157, “Fair Value Measurement”. SFAS 157 defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles (GAAP), and expands disclosures about fair value measurements. This statement is effective for fiscal years beginning after November 15, 2007, and interim periods within those fiscal years. We do not expect that the adoption of SFAS 157 will have a material impact on our consolidated financial statements or results of operations.

SFAS No. 158

In September 2006, the FASB issued SFAS 158, “Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans—an amendment of FASB Statements No. 87, 88, 106, and 132(R)”. SFAS 158 requires an employer to recognize the overfunded or underfunded status of a defined benefit postretirement plan (other than a multiemployer plan) as an asset or liability in its statement of financial position and to recognize changes in that funded status in the year in which the changes occur through comprehensive income of a business entity. SFAS 158 also requires an employer to measure the funded status of a plan as of the date of its year-end statement of financial position, with limited exceptions. This statement is effective for the first fiscal year ending after December 15, 2006 for initial recognition and December 15, 2008 for measurement of plan assets and benefit obligations. We are currently evaluating the future impact of SFAS 158 on our financial statements as a result of our acquisition of Remedium Oy.

SAB No. 108

In September 2006, the SEC Staff issued Staff Accounting Bulletin No. 108, “Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in the Current Year Financial Statements” (“SAB No. 108”). SAB No. 108 requires the use of two alternative approaches in quantitatively evaluating materiality of misstatements. If the misstatement as quantified under either approach is material to the current year financial statements, the misstatement must be corrected. If the effect of correcting the prior year misstatements in the current year income statement is material, the prior year financial statements should be corrected. In the year of adoption the misstatements may be corrected as an accounting change by adjusting opening retained earnings rather than being included in the current year income statement. This bulletin is effective for the first fiscal year ending after November 15, 2006. We are currently evaluating the future impact of SAB No. 108 on our financial statements.

FIN No. 48

In September 2005, the FASB issued Financial Interpretation Number (FIN) 48, Accounting for Uncertainty in Income Taxes, an interpretation of SFAS 109. FIN 48 prescribes a more likely than not threshold for financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. This Interpretation provides guidance regarding derecognition of income tax assets and liabilities, interest and penalties associated with tax positions, accounting for income taxes in interim periods, and income tax disclosures. This Interpretation is effective as of January 1, 2007. We are currently evaluating the impact of FIN 48 on our financial statements.

3.	EARNINGS PER SHARE

Earnings per share is calculated in accordance with SFAS No. 128, “Earnings Per Share”. Basic earnings per share is computed by dividing net income for the period by the weighted average number of common shares outstanding during the period. Diluted earnings per share is computed by dividing net income by the weighted average number of common shares plus the dilutive effect of outstanding stock options under our equity incentive plans. Stock options outstanding not included in the table below because of their anti-dilutive effect for the three and nine months ended September 30, 2006 were 304,500 and 370,800, respectively. Stock options outstanding not included in the table below because of their anti-dilutive effect for the three and nine months ended September 30, 2005 were 419,729 and 419,729, respectively.

The net income (loss) and weighted average common and common equivalent shares outstanding for purposes of calculating net income (loss) per common share were computed as follows:

Net Income (Loss) Per Common Share & Common Equivalent Share

	Three months ended September 30,		Nine months ended September 30,
	2006	2005	2006	2005
Net Income (Loss)	$643,271	$(244,363)	$535,474	$(825,909)

Weighted average number of common shares outstanding used in computing basic earnings per share	13,348,401	13,348,269	13,348,401	13,346,458
Dilutive effect of stock options outstanding	174,342	—	89,600	—
Weighted average shares used in computing diluted earnings per share	13,522,743	13,348,269	13,438,001	13,346,458

Basic income (loss) per share	$0.05	($0.02)	$0.04	($0.06)
Diluted income (loss) per share	$0.05	($0.02)	$0.04	($0.06)

4.	COMPREHENSIVE INCOME

A reconciliation of comprehensive income (loss) in accordance with SFAS No. 130, “Reporting Comprehensive Income” is as follows:

	Three months ended September 30,		Nine months ended September 30,
	2006	2005	2006	2005
Net Income (Loss)	$643,271	$(244,363)	$535,474	$(825,909)
Foreign currency translation adjustment	(9,404)	(3,365)	(20,862)	(19,299)

Comprehensive Income (Loss)	$633,867	$(247,728)	$514,612	$(845,208)

5.	SEGMENT INFORMATION

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

The following table summarizes the distribution of net revenue and contracts with significant clients:

	Three Months Ended September 30,				Nine Months Ended September 30,
	2006		2005		2006		2005
	% of Revenues	Number of Contracts	% of Revenues	Number of Contracts	% of Revenues	Number of Contracts	% of Revenues	Number of Contracts
Client A	35%	8	14%	2	23%	8	26%	4
Client B	22%	1	32%	3	22%	2	23%	3
Client C	11%	1	25%	5	12%	1	20%	7
Client D	7%	3	17%	3	11%	3	12%	3

Top Clients	75%	13	88%	13	68%	14	81%	17

Client A, B, C and D and in the table above represent the largest clients for each period, but do not represent the same client for each year shown.

The following table summarizes the distribution of net revenues from external clients by geographical area:

Three Months Ended September 30,
2006			2005
U.S	Europe	Total	U.S	Europe	Total
$3,572,903	$79,249	$3,652,152	$2,600,828	$112,874	$2,713,702

Nine Months Ended September 30,
2006			2005
U.S	Europe	Total	U.S	Europe	Total
$8,948,430	$297,268	$9,245,698	$7,695,083	$560,527	$8,255,610

6.	OTHER LIABILITIES

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

Under the Modified Prospective Approach, the amount of compensation expense recognized includes compensation expense for all share-based payments granted prior to, but not yet fully vested as of January 1, 2006, based on the grant date fair value estimated in accordance with SFAS No. 123 and compensation expense for all share-based payments granted subsequent to January 1, 2006, based on the grant date fair value estimated in accordance with SFAS No. 123R. Prior to adoption of SFAS 123R, we determined share-based compensation expense by applying the intrinsic value method provided for in APB Opinion No. 25.

In the third quarter ending September 30, 2006, the adoption of SFAS 123R resulted in incremental stock-based compensation expense of $87 thousand, or $0.01 on a basic and diluted earning per share basis. For the nine months ending September 30, 2006, the adoption of SFAS 123R resulted in incremental stock-based compensation expense of $302 thousand or $0.02 on a basic and diluted earning per share basis. The adoption of SFAS 123R did not have a net impact on cash flows from operating, investing or financing activities. A deduction is not allowed for income tax purposes until the options are exercised. The amount of the income tax deduction will be the difference between the fair value of the Company’s common stock and the exercise price at the date of exercise. The tax effect of the income tax deduction in excess of the financial statement expense will be recorded as an increase in additional paid-in-capital. Accordingly, SFAS 123R requires the recognition of a deferred tax asset for the tax effect of the financial statement expense recorded. However, due to our recent loss history, and uncertainty regarding the realization of deferred tax assets, deferred tax assets have been fully reserved as of September 30, 2006. The net operating losses incurred to date by the Company are being carried forward and may be applied against future taxable income subject to certain limitations set forth in Section 382 of the Internal Revenue Code.

Prior to January 1, 2006 we accounted for our share-based compensation plans in accordance with the provisions of APB No. 25, as permitted by SFAS No. 123, and accordingly did not recognize compensation expense for stock options with an exercise price equal to or greater than the market price of the underlying grant as of the grant date. Had the fair value-based method as prescribed by SFAS 123 been applied, additional pre-tax compensation expense of $245 thousand and $356 thousand would have been recognized for the three and nine months ended September 30, 2005, respectively, and the effect on net income (loss) and earnings (loss) per share would have been as follows:

	Three months ended September 30, 2005	Nine months ended September 30, 2005
Net Loss - as reported	$(244,363)	$(825,909)
Deduct: stock-based compensation expense determined under the fair value method	(245,024)	(356,164)

Pro forma Net Loss	$(489,387)	$(1,182,073)

Net Loss Per Share
Basic - as reported	$(0.02)	$(0.06)
Basic - pro forma	$(0.04)	$(0.09)
Diluted - as reported	$(0.02)	$(0.06)
Diluted - pro forma	$(0.04)	$(0.09)

The Company has issued stock options to employees under share-based compensation plans. Stock options are issued at the current market price on the date of the grant, subject to a 4 year vesting period with a contractual term of 5 years. The fair value of each stock option is estimated on the date of grant using the Black-Scholes option pricing model that uses the assumptions noted in the following table. Expected volatility is based on historical volatility of our common stock. We use historical data on exercises of stock options and other factors to estimate the expected life of the share-based payments granted. For the options granted prior to January 1, 2006, we determined the expected life to be 5 years, and an expected life of 4 years for any options granted subsequent to January 1, 2006. The risk free rate is based on the U.S. Treasury bond rate commensurate with the expected life of the option.

	Three months ended September 30,		Nine months ended September 30,
	2006	2005	2006	2005
Risk-free interest rate	4.53% - 5.16%	3.83% - 4.10%	4.53% - 5.16%	3.63% - 4.17%
Expected dividend yield	—	—	—	—
Expected life	4 years	5 years	4 years	5 years
Expected volatility	57.30%	44.58%	58.01%	44.58%

A summary of award activity under the stock option plans as of September 30, 2006 and changes during the three month period is presented below:

	Number of Shares	Range of Exercise Prices per Share	Weighted Average Exercise Price per Share	Intrinsic Value
Options outstanding at December 31, 2005	1,362,873	$1.94 - 4.49	$2.50	954,011
Granted	41,250	$2.02 - 2.43	2.58	25,575
Exercised	—	—	—	—
Canceled	(148,840)	$1.94 - 2.85	2.09	(165,212)
Options outstanding at September 30, 2006	1,255,283	$2.02 - 4.49	$2.54	828,487
Vested options outstanding at:
September 30, 2006	662,788	$1.63 - 4.49	$2.69	338,022

As of September 30, 2006, there was $494 thousand of total unrecognized compensation cost related to unvested share-based compensation awards granted under the stock option plans. That cost is expected to be recognized over a weighted-average period of 2.7 years.

Based upon the above assumptions, the weighted average fair value of the stock options granted for the nine months ended September 30, 2006 and 2005 was $1.22 and $1.01, respectively.

The Company has a policy of issuing new shares to satisfy share option exercises.

8.	SUPPLEMENTAL CASH FLOW INFORMATION

No income tax payments were required for the three and nine months ended September 30, 2006 and 2005, respectively. Cash paid for interest for the three and nine months ended September 30, 2006 was approximately $1 thousand and $4 thousand, respectively. We did not enter into any capital lease obligations during the three and nine months ended September 30, 2006 and 2005. We did not acquire any property and equipment through leasing arrangements during the three and nine months ended September 30, 2006 or 2005, respectively.

9.	ACQUISITION OF REMEDIUM Oy

On July 6, 2006, Encorium Group, Inc. entered into an Amended and Restated Combination Agreement (the “Amended Agreement”) with the stockholders of Remedium Oy, a corporation organized under the laws of Finland (“Remedium”), which amends and restates the Combination Agreement entered into on March 2, 2006. Pursuant to the Amended Agreement, the Company purchased all of the issued and outstanding shares of capital stock of Remedium (the “Shares”). The transaction closed on November 1, 2006.

The consideration paid at closing to Remedium’s stockholders (the “Stockholders”) for the Shares consisted of (i) shares of Common Stock of the Company with a value of $11,000,000; and (ii) $2,500,000 in cash. An additional cash payment of $1,500,000 will be paid to the Stockholders on March 30, 2007. The Company intends to fund the remaining cash portion of the purchase price with internal resources. Subject to certain purchase price adjustments, on the first anniversary of the closing of the Amended Agreement, the Company will issue to the Stockholders additional shares of Common Stock of the Company with a value of $2,000,000. Additional consideration consisting of shares of Common Stock of the Company with a value of up to $3,000,000 may also be paid to the Stockholders upon the attainment of certain revenue targets described in the Amended Agreement.

For the nine months ended September 30, 2006, the Company incurred approximately $1.3 million of costs related to the Remedium acquisition which have been capitalized and are presented on the balance sheet as deferred acquisition costs. The costs were primarily for professional fees and expenses related to the proposed acquisition.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

In this discussion, the terms “Company,” “we,” “us” and “our” refer to Encorium Group, Inc. and our consolidated subsidiaries, except where it is made clear otherwise.

Forward Looking Statements

When used in this Report on Form 10-Q and in other public statements, both oral and written, by the Company and Company officers, the words “estimate,” “project,” “expect,” “intend,” “believe,” “anticipate” and similar expressions are intended to identify forward-looking statements regarding events and trends that may affect our future operating results and financial position. Such statements are subject to risks and uncertainties that could cause our actual results and financial position to differ materially. Such factors include, among others: (i) our success in attracting new business and retaining existing clients and projects; (ii) the size, duration and timing of clinical trials we are currently managing may change unexpectedly; (iii) the termination, delay or cancellation of clinical trials we are currently managing could cause revenues to decline unexpectedly; (iv) the timing difference between our receipt of contract milestone or scheduled payments and our incurring costs to manage these trials; (v) outsourcing trends in the pharmaceutical, biotechnology and medical device industries; (vi) the ability to maintain profit margins in a competitive marketplace; (vii) our ability to attract and retain qualified personnel; (viii) the sensitivity of our business to general economic conditions; (ix) other economic, competitive, governmental and technological factors affecting our operations, markets, products, services and prices; (x) announced awards received from existing and potential customers are not definitive until fully negotiated contracts are executed by the parties and (xi) our backlog may not be indicative of future results and may not generate the revenues expected; (xii) our ability to successfully integrate the business of Remedium and Encorium; (xiii) the ability of the combined businesses to operate successfully, generate revenue growth and operating profits. You should not place undue reliance on any forward-looking statement. We undertake no obligation to publicly release the result of any revision of these forward-looking statements to reflect events or circumstances after the date they are made or to reflect the occurrence of unanticipated events. Please refer to the section entitled “Risk Factors that Might Affect our Business or Stock Price” beginning on page 9 in our Annual Report on Form 10-K for the year ended December 31, 2005 for a more complete discussion of factors which could cause our actual results and financial position to change.

Overview

We are a clinical research organization (“CRO”), which we believe is a leader in the design and management of complex clinical trials for the pharmaceutical, biotechnology and medical device industries. Our mission is to provide our clients with high quality, full-service support for their clinical trials. We offer therapeutic expertise, experienced team management and advanced technologies. Effective with the closing of the Remedium transaction, our global headquarters will continue to be in Wayne, Pennsylvania with our international operations based in Espoo, Finland.

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

A significant aspect of our strategy is to expand our geographic presence and add to our clinical development capabilities in existing new therapeutic areas or service offerings. On July 6, 2006, we entered into an Amended and Restated Combination Agreement (the “Amended Agreement”) with the stockholders of Remedium Oy, a corporation organized under the laws of Finland (“Remedium”), which amends and restates the Combination Agreement entered into on March 2, 2006. Pursuant to the Amended Agreement, at the closing, the Company purchased all of the issued and outstanding shares of capital stock of Remedium (the “Shares”). The transaction closed on November 1, 2006.

The consideration paid to Remedium’s stockholders (the “Stockholders”) at closing for the Shares consisted of (i) shares of Common Stock of the Company with a value of $11,000,000; and (ii) $2,500,000 in cash. An additional cash payment of $1,500,000 will be paid to the Stockholders on March 30, 2007. The Company intends to fund the remaining cash portion of the purchase price with internal resources. Subject to certain purchase price adjustments, on the first anniversary of the closing of the Amended Agreement, the Company will issue to the Stockholders additional shares of Common Stock of the Company with a value of $2,000,000. Additional consideration consisting of shares of Common Stock of the Company with a value of up to $3,000,000 may also be paid to the Stockholders upon the attainment of certain revenue targets described in the Amended Agreement.

General

The information set forth and discussed below for the three and nine months ended September 30, 2006 and 2005 is derived from the Consolidated Condensed Financial Statements included elsewhere herein. The financial information set forth and discussed below is unaudited but, in the opinion of management, reflects all adjustments (primarily consisting of normal recurring adjustments) necessary for a fair presentation of such information. The results of our operations for a particular quarter may not be indicative of results expected during the other quarters or for the entire year.

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

Our backlog was approximately $29.1 million as of September 30, 2006 as compared to $22.6 million as of September 30, 2005. Our backlog consists of anticipated net revenue from signed contracts, letters of intent and certain verbal commitments that either have not started but are anticipated to begin in the near future or are in process and have not yet been completed. Many of our studies and projects are performed over an extended period of time, which may be several years. Amounts included in backlog have not yet been recognized as net revenue in our Consolidated Statements of Operations. Once contracted work begins, net revenue is recognized over the life of the contract on a proportional performance basis. The recognition of net revenue and contract terminations, if any, reduces our backlog while the awarding of new business increases our backlog. For the nine months ended September 30, 2006 we obtained approximately $17.2 million of new business awards as compared to approximately $16.6 million for the nine months ended September 30, 2005.

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

Percentage of net revenue, excluding reimbursable out-of-pocket expenses

	Three months ended September 30,		Nine months ended September 30,
	2006	2005	2006	2005
Net revenue	100.0%	100.0%	100.0%	100.0%
Operating Expenses
Direct	55.8%	69.4%	62.1%	68.3%
Selling, general and administrative	26.6%	36.8%	31.8%	37.9%
Depreciation and amortization	2.2%	4.5%	2.8%	4.9%
Income (Loss) from Operations	15.4%	(10.7%)	3.3%	(11.1%)
Net Income (Loss)	17.6%	(9.0%)	5.8%	(10.5%)

Contractual Obligations and Commitments

We did not enter into any capital lease obligations during the three and nine months ended September 30, 2006 and 2005. We are committed under a number of non-cancelable operating leases, primarily related to office space and other office equipment.

Below is a summary of our future payment commitments by year under contractual obligations. Actual amounts paid under these agreements could be higher or lower than the amounts shown below as a result of changes in volume and other variables:

	2006	2007	2008	2009	Thereafter	Total
Obligations under capital leases	$26,314	$29,204	$7,791	$—	$—	$63,309
Operating leases	966,619	982,860	998,329	969,741	—	3,917,549
Service agreements	702,577	239,167	19,032	19,032	19,431	999,239

Total	$1,695,510	$1,251,231	$1,025,152	$988,773	$19,431	$4,980,097

In 2006, we anticipate capital expenditures of approximately $100,000—$150,000 for leasehold improvements, software applications, workstations, personal computer equipment and related assets exclusive of any capital expenditures related to the recently completed Remedium acquisition. A significant portion of our service agreement commitments, which are primarily comprised of investigator payments, are expected to be reimbursed under agreements with clients. There have been no material changes to the above data since December 31, 2005.

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

As is customary in the industry, we will continue to exclude from revenue and expense in the Consolidated Statements of Operations fees paid to investigators and the associated reimbursement since we act as an agent on behalf of the pharmaceutical company sponsors with regard to investigator payments, in accordance with the Financial Accounting Standards Board Emerging Issues Task Force Rule No. 99-19 (“EITF 99-19”), “Reporting Revenue Gross as a Principal versus Net as an Agent”. These investigator fees are not reflected in our Net Revenue, Reimbursement Revenue, Reimbursement Out-of-Pocket Expenses, and/or Direct Expenses. The amounts of these investigator fees were $1.3 million and $1.5 million for the three and nine months ended September 30, 2006, respectively. For the three and nine months ended September 30, 2005, investigator fees were $69 thousand and $1.2 million, respectively.

Concentration of Credit Risk

Our accounts receivable and costs and estimated earnings in excess of related billings on uncompleted contracts are concentrated with a small number of companies within the pharmaceutical, biotechnology and medical device industries. The significant majority of this exposure is to established pharmaceutical and biotechnology companies. Credit losses have historically been minimal. As of September 30, 2006, the total of accounts receivable and costs and estimated earnings in excess of related billings on uncompleted contracts was $3.5 million. Of this amount, the exposure to our largest clients was 73% of the total, with the largest clients representing 39%, 19%, 9% and 6% of total exposure, respectively. As of September 30, 2005, the total of accounts receivable and costs and estimated earnings in excess of related billings on uncompleted contracts was $3.7 million. Of this amount, the exposure to our three largest clients was 76% of the total, with the three largest clients representing 26%, 25%, and 25% of total exposure, respectively.

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

The grant date fair value of each stock option is based on the underlying price on the date of grant and is determined using an option pricing model. The option pricing model requires the use of estimates and assumptions as to (a) the expected volatility of the price of underlying stock option (b) the expected life of the option (c) the risk free rate for the expected life of the option and (d) forfeiture rates. The Company is currently using the Black-Scholes option pricing model to determine the grant date fair value of each stock option.

Expected volatility is based on historical volatility of our common stock. We use historical data on exercises of stock options and other factors to estimate the expected life of the share-based payments granted. For the options granted prior to January 1, 2006, we determined the expected life to be 5 years, and an expected life of 4 years for any options granted subsequent to January 1, 2006. The risk free rate is based on the U.S. Treasury bond rate commensurate with the expected life of the option. Forfeiture rates are estimated based upon past voluntary termination behavior and past option forfeitures.

The estimated annual increase in share-based compensation expense relating to the adoption of SFAS No. 123R for the twelve months ended December 31, 2006 is expected to be $387 thousand. The Company recognized stock-based compensation expense of $87 thousand and $302 thousand for the three and nine months ended September 30, 2006, respectively, or $0.01 and $0.02 on a basic and diluted earning per share basis.

Results of Operations

Three Months Ended September 30, 2006 Compared With Three Months Ended September 30, 2005

Net revenue for the three months ended September 30, 2006 increased 35% to $3.7 million as compared to $2.7 million for the three months ended September 30, 2005. The increase in net revenues was primarily due to an increase in the number of staff being utilized in our clinical study activities due to an increase in the number of contracts and related contract values of active clinical studies being conducted by the Company during the third quarter of 2006 compared to the same prior year period. There were $6.6 million of announced new business awards for the three months ended September 30, 2006 compared to $6.8 million for the three months ended September 30, 2005. For the three months ended September 30, 2006, net revenue from our largest clients amounted to 75% of our net revenue, with the largest clients representing 35%, 22%, 11%, and 7% of net revenue, respectively. For the three months ended September 30, 2005, net revenue from our largest clients amounted to 88% of our net revenue, with the largest clients representing 32%, 25%, 17% and 14% of net revenue, respectively.

Reimbursement revenue consisted of reimbursable out-of-pocket expenses incurred on behalf of our clients. Reimbursements are made at cost, without mark-up or profit, and therefore have no impact on net income.

Direct expenses included compensation and other expenses directly related to conducting clinical studies. These costs increased by approximately $153 thousand to $2.0 million for the three months ended September 30, 2006 from $1.9 million for the three months ended September 30, 2005. The increase in direct expenses resulted principally from the addition of staff needed to meet the resource requirements of active clinical studies during the third quarter of 2006. Direct expenses as a percentage of net revenue were 56% for the three months ended September 30, 2006 as compared to 69% for the three months ended September 30, 2005. The improvement in gross margin was principally due to increased utilization of our personnel on clinical study activities and an increase in the number of active clinical studies for the three months ended September 30, 2006 compared with the same prior year period.

Selling, general, and administrative expenses includes the salaries, wages and benefits of all administrative, financial and business development personnel and all other support expenses not directly related to specific contracts. These costs remained relatively unchanged for the three months ended September 30, 2006 compared to the three months ended September 30, 2005. As a percentage of revenues, SG&A expenses decreased by 10% for the three months ended September 30, 2006 compared with the prior year period. The decrease was primarily the result of additional revenue for the three months ended September 30, 2006 while SG&A expenses were primarily unchanged.

Depreciation and amortization expense decreased to $79 thousand for the three months ended September 30, 2006 from $122 thousand for the three months ended September 30, 2005, primarily as a result of reduced fixed asset additions in 2005 and 2006 compared to prior years which resulted in a reduction in the amount of depreciation expense incurred.

Income from operations increased by $852 thousand to $562 thousand for the three months ended September 30, 2006 as compared to a loss of $291 thousand from operations for the three months ended September 30, 2005, primarily for the reasons noted in the preceding paragraphs.

Net interest income for the three months ended September 30, 2006 was $82 thousand compared to net interest income of $46 thousand for the three months ended September 30, 2005. This increase was due to a significant increase in the amount of cash on hand combined with a higher rate of interest earned on invested cash deposits.

There was no income tax provision for the three months ended September 30, 2006, because of offsetting income tax loss carry forwards from prior years. Our net income for the quarter ended September 30, 2006 was fully offset by available net operating losses. In addition, the Company may apply existing tax loss carryforwards from 2005 against future taxable income subject to certain limitations set forth in the Internal Revenue Code. However, due to our recent loss history, and uncertainty regarding the realization of deferred tax assets, deferred tax assets have been fully reserved as of September 30, 2006.

Net income for the three months ended September 30, 2006 was $643 thousand, or $0.05 per diluted share, as compared to a net loss of $244 thousand, or $(0.02) per diluted share for the three months ended September 30, 2005.

Nine Months Ended September 30, 2006 Compared With the Nine Months Ended September 30, 2005

Net revenue for the nine months ended September 30, 2006 increased 12% to $9.2 million as compared to $8.3 million for the nine months ended September 30, 2005. The increase of $990 thousand reflects an increase in the number of contracts and related contract values of clinical trials being managed by us in 2006. New business awards and changes of scope for the nine months ended September 30, 2006 were approximately $17.2 million as compared to approximately $16.6 million for the nine months ended September 30, 2005. For the nine months ended September 30, 2006, net revenue from our largest clients amounted to 68% of our net revenue, with the largest clients representing 23%, 22%, 12%, and 11% of net revenue, respectively. For the nine months ended September 30, 2005, net revenue from our largest clients amounted to 69% of our net revenue, with the largest clients representing 26%, 23% and 20% of net revenue, respectively.

Reimbursement revenue consisted of reimbursable out-of-pocket expenses incurred on behalf of our clients. Reimbursements are made at cost, without mark-up or profit, and therefore have no impact on net income.

Direct expenses included compensation and other expenses directly related to conducting clinical studies. These costs remained relatively unchanged for the comparable nine months ended September 30, 2006 and 2005, respectively. Direct expenses as a percentage of net revenue were 62% for the nine months ended September 30, 2006 as compared to 68% for the nine months ended September 30, 2005. The improvement in the gross margin was principally due to the 12% increase in revenues for the nine months ended September 30, 2006 while direct expenses were principally unchanged.

Selling, general, and administrative expenses included the salaries, wages and benefits of all administrative, financial and business development personnel and all other support expenses not directly related to specific contracts. Selling, general and administrative expenses for the nine month period ended September 30, 2006 were $2.9 million, or 32% of net revenue, as compared to $3.1 million, or 38% of net revenue, for the nine months ended September 30, 2005. The decrease of $162 thousand resulted principally from a reduction of professional fees incurred compared to the same prior year period. As a percentage of revenues, SG&A expenses decreased by 6% for the nine months ended September 30, 2006 compared with the prior year period. This decrease resulted from the increase in revenue for the nine months ended September 30, 2006 while SG&A expenses were virtually unchanged.

Depreciation and amortization expense decreased to $262 thousand for the nine months ended September 30, 2006 from $392 thousand for the nine months ended September 30, 2005, primarily as a result of reduced fixed asset additions in 2005 and 2006 compared to prior years which resulted in a reduction in the amount of depreciation expense incurred. There was $89 thousand in fixed asset additions during the nine months ended September 30, 2006 compared with $46 thousand for the comparable 2005 period.

Income from operations increased by $1.2 million to $308 thousand for the nine months ended September 30, 2006 as compared to a loss of $906 thousand from operations for the nine months ended September 30, 2005, primarily for the reasons noted in the preceding paragraphs.

Net interest income for the nine months ended September 30, 2006 was $228 thousand compared to net interest income of $80 thousand for the nine months ended September 30, 2005 due to an increase in the amount of cash on hand and in the rate of interest earned on these deposits.

There was no income tax provision for the nine months ended September 30, 2006 because of income tax loss carryforwards from prior years which fully offset net income for the period. Net operating losses incurred in prior years are being carried forward and may be applied against future taxable income subject to certain limitations set forth in the Internal Revenue Code. However, due to our recent loss history, and uncertainty regarding the realization of deferred tax assets, deferred tax assets have been fully reserved as of September 30, 2006.

Net income for the nine months ended September 30, 2006 was $535 thousand, or $0.04 per diluted share as compared to net loss of $826 thousand, or $(0.06) per diluted share for the nine months ended September 30, 2005.

Liquidity and Capital Resources

The clinical research organization industry is generally not considered capital intensive. We expect to continue to fund our operations from existing cash resources and cash flow from operations. We expect that our principal cash requirements on both a short and long-term basis will be for the funding of our operations and capital expenditures. We expect to continue expanding our operations through internal growth, merger and acquisitions, expansion of our existing services, and the development of new products and services for the pharmaceutical, biotechnology and medical device industries. We believe that our existing cash resources and cash generated from operations will provide sufficient liquidity for the foreseeable future. However, in the event that we make significant acquisitions in the future, we may need to raise additional funds through additional borrowings or the issuance of debt or equity securities.

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

Net revenue is recognized on a proportional performance basis. We typically receive a low volume of large-dollar receipts. As a result, the number of days net revenue outstanding in accounts receivable, costs and estimated earnings in excess of related billings, customer advances, and billings in excess of related costs will fluctuate due to the timing and size of billings and cash receipts. At September 30, 2006, the net days revenue outstanding was (79) days compared to 49 days at December 31, 2005. This change was primarily due to favorable trends in our billing schedules as well as upfront payments received on recently signed contracts. Compared to December 31, 2005, accounts receivable increased $1.6 million to $2.7 million at September 30, 2006, primarily due an increase in the number of ongoing active clinical studies along with the timing of billings and progress payments for clinical trials.

Compared to December 31, 2005, costs and estimated earnings in excess of related billings on uncompleted contracts increased $433 thousand to $817 thousand at September 30, 2006. The increase primarily represents timing differences between the net revenue recognized on the trials being managed and the billing of milestones or payment schedules contained in the contracts with our clients. The balance at September 30, 2006 primarily consisted of 4 clinical trials. The top four balances constituted 24%, 14%, 12% and 10% of the balance. This balance is mostly attributable to a delay in the timing of billings compared to when the work was performed. The $1.4 million increase in the liability account, billings in excess of related costs and estimated earnings on uncompleted contracts, to $2.8 million as of September 30, 2006 from $1.3 million as of December 31, 2005, resulted primarily from the signing of several contracts which included large up front payments. Customer advances increased by approximately $2.1 million to $3.1 million as of

September 30, 2006 from $1.0 million as of December 31, 2005. This increase resulted primarily from an increase in the amount and value of upfront payments received from clients for payment of investigator fees and pass through costs.

Our net cash provided by operating activities was $2.7 million for the nine months ended September 30, 2006, compared to net cash provided by operating activities of $3.9 million for the nine months ended September 30, 2005. The $1.2 million decrease is primarily related to increases in accounts receivable, costs and estimated earnings in excess of related billings, billings in excess of related costs and customer advances plus a decrease in accrued expenses for the nine months ended September 30, 2006 as compared to same prior year period. Net cash used by investing activities for the nine months ended September 2006 was $1.0 million principally as a result of costs associated with the Remedium acquisition, which have been capitalized and presented on the balance sheet as deferred acquisition costs. This transaction closed on November 1, 2006. This compares to net cash used by investing activities of $46 thousand for the nine months ended September 30, 2005, which consisted principally of capital equipment purchases. Net cash used by financing activities was $22 thousand for the nine months ended September 30, 2006, compared with $7 thousand for the nine months ended September 30, 2005. The primary difference related to cash received from the exercise of employee stock options during 2005.

As a result of these cash flows, our cash and cash equivalents balance at September 30, 2006 was $8.7 million as compared to $7.1 million at December 31, 2005.

We purchased approximately $89 thousand of equipment for nine months ended September 30, 2006. We anticipate capital expenditures of approximately $11,000—$61,000, exclusive of the proposed Remedium acquisition, during the remainder of 2006, primarily for leasehold improvements, software applications, workstations, personal computer equipment and related assets.

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

SFAS No. 156

In March 2006, the FASB issued SFAS 156, “Accounting for Servicing of Financial Assets – an amendment of FASB Statement No. 140”. SFAS 156 provides guidance on the accounting for servicing assets and liabilities when an entity undertakes and obligation to service financial assets by entering into a servicing contract. This statement is effective beginning in the first fiscal year that begins after September 15, 2006. We do not expect that the adoption of SFAS 156 will have a material impact on our consolidated financial statements or results of operations.

SFAS No. 157

In September 2006, the FASB issued SFAS 157, “Fair Value Measurement”. SFAS 157 defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles (GAAP), and expands disclosures about fair value measurements. This statement is effective for fiscal years beginning after November 15, 2007, and interim periods within those fiscal years. We do not expect that the adoption of SFAS 157 will have a material impact on our consolidated financial statements or results of operations.

SFAS No. 158

In September 2006, the FASB issued SFAS 158, “Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans—an amendment of FASB Statements No. 87, 88, 106, and 132(R)”. SFAS 158 requires an employer to recognize the overfunded or underfunded status of a defined benefit postretirement plan (other than a multiemployer plan) as an asset or liability in its statement of financial position and to recognize changes in that funded status in the year in which the changes occur through comprehensive income of a business. SFAS 158 also requires an employer to measure the funded status of a plan as of the date of its year-end statement of financial position, with limited exceptions. This statement is effective for the first fiscal year ending after December 15, 2006 for initial recognition and December 15, 2008 for measurement of plan assets and benefit obligations. We are currently evaluating the future impact of SFAS 158 on our financial statements as a result of our acquisition of Remedium Oy.

SAB No. 108

In September 2006, the SEC Staff issued Staff Accounting Bulletin No. 108, “Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in the Current Year Financial Statements” (“SAB No. 108”). SAB No. 108 requires the use of two alternative approaches in quantitatively evaluating materiality of misstatements. If the misstatement as quantified under either approach is material to the current year financial statements, the misstatement must be corrected. If the effect of correcting the prior year misstatements in the current year income statement is material, the prior year financial statements should be corrected. In the year of adoption the misstatements may be corrected as an accounting change by adjusting opening retained earnings rather than being included in the current year income statement. This bulletin is effective for the first fiscal year ending after November 15, 2006. We are currently evaluating the future impact of SAB No. 108 on our financial statements

FIN No. 48

In September 2005, the FASB issued Financial Interpretation Number (FIN) 48, Accounting for Uncertainty in Income Taxes, an interpretation of SFAS 109. FIN 48 prescribes a more likely than not threshold for financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. This Interpretation provides guidance regarding derecognition of income tax assets and liabilities, interest and penalties associated with tax positions, accounting for income taxes in interim periods, and income tax disclosures. This Interpretation is effective as of January 1, 2007. We are currently evaluating the impact of FIN 48 on our financial statements.

ITEM 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Market Risk

The fair value of cash and cash equivalents, investigator payment advances, accounts receivable, costs and estimated earnings in excess of related billings on uncompleted contracts, accounts payable, accrued expenses and billings in excess of related costs and estimated earnings on uncompleted contracts are not materially different than their carrying amounts as reported at September 30, 2005 and September 30, 2006.

As of September 30, 2006, the Company was not a counterparty to any forward foreign exchange contracts or any other transaction involving a derivative financial instrument.

Inflation

We believe that the effects of inflation generally do not have a material adverse impact on our operations or financial condition.

ITEM 4.	CONTROLS AND PROCEDURES

The Company’s principal executive officer and principal financial officer, with the participation of other members of the Company’s management, have evaluated the effectiveness of the Company’s disclosure controls and procedures (as defined in Rule 13a-15(e) under the Securities and Exchange Act of 1934, as amended) as of the end of the period covered by this report (the “Evaluation Date”) and, based on that evaluation, concluded that, as of the Evaluation Date, the Company’s disclosure controls and procedures were effective to ensure that information that is required to be disclosed in its reports under the Securities and Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to management, including the Company’s principal executive officer and principal financial officer, as appropriate, to allow timely decisions regarding required disclosure.

Our management, including our principal executive and principal financial officers, has evaluated any changes in our internal control over financial reporting that occurred during the quarter ended September 30, 2006, and has concluded that there was no change that occurred during the quarter ended September 30, 2006 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

ENCORIUM GROUP, INC.

Dated: November 14, 2006	By:	/s/ Kenneth M. Borow, M.D.
Kenneth M. Borow, M.D.
President and Chief Executive Officer

Dated: November 14, 2006	By:	/s/ Lawrence R. Hoffman
Lawrence R. Hoffman
Executive Vice President, General Counsel, Secretary and Chief Financial Officer

S-1