Form 10-K
period 2006-12-31
ENCORIUM GROUP INC
filed 2007-04-02
CIK 856569

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2006.

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

610-975-9533

(Registrant’s telephone number, including area code)

Covalent Group, Inc.

(Former name, former address and former fiscal year, if changed since last year)

Securities registered under Section 12(b) of the Exchange Act:

Title of each class	Name of each exchange on which registered
Common Stock, $.001 par value per share	NASDAQ Capital Market

Securities registered under Section 12(g) of the Exchange Act: NONE

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

Yes  ☒    No  ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☑

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act.

Large accelerated filer  ☐            Accelerated filer  ☐            Non-accelerated filer  ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes  ☐    No  ☒

As of March 1, 2007, the aggregate market value of the registrant’s common stock held by non-affiliates of the registrant was $56.7 million based on the closing sale price as reported on the National Association of Securities Dealers Automated Quotation System Market System.

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at March 1, 2007
Common Stock, $.001 par value per share	17,498,575

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the proxy statement of Encorium Group, Inc. with respect to the 2007 Annual Meeting of Stockholders are incorporated by reference into Part III of this report

ENCORIUM GROUP, INC.

FORM 10-K ANNUAL REPORT

i

In this discussion, the terms “Company,” “we,” “us” and “our” refer to Encorium Group, Inc. (formerly Covalent Group, Inc.) and our consolidated subsidiaries, except where it is made clear otherwise.

FORWARD LOOKING STATEMENTS

When used in this Report on Form 10-K and in other public statements, both oral and written, by the Company and Company officers, the words “estimate,” “project,” “expect,” “intend,” “believe,” “anticipate” and similar expressions are intended to identify forward-looking statements regarding events and trends that may affect our future operating results and financial position. Such statements are subject to risks and uncertainties that could cause our actual results and financial position to differ materially. Such factors include, among others: (i) our success in attracting new business and retaining existing clients and projects; (ii) the size, duration and timing of clinical trials; (iii) the termination, delay or cancellation of clinical trials; (iv) the timing difference between our receipt of contract milestone or scheduled payments and our incurring costs to manage these trials; (v) outsourcing trends in the pharmaceutical, biotechnology and medical device industries; (vi) the ability to maintain profit margins in a competitive marketplace; (vii) our ability to attract and retain qualified personnel; (viii) the sensitivity of our business to general economic conditions; (ix) other economic, competitive, governmental and technological factors affecting our operations, markets, products, services and prices; (x) announced awards received from existing and potential customers are not definitive until fully negotiated contracts are executed by the parties; (xi) our backlog may not be indicative of future results and may not generate the revenues expected; (xii) our ability to successfully integrate the business of Remedium Oy, which we acquired on November 1, 2006; and (xiii) the performance of the combined businesses to operate successfully and generate growth. You should not place undue reliance on any forward-looking statement. We undertake no obligation to publicly release the result of any revision of these forward-looking statements to reflect events or circumstances after the date they are made or to reflect the occurrence of unanticipated events. Please refer to the section entitled “Risk Factors” beginning on page 9 for a more complete discussion of factors which could cause our actual results and financial position to change.

PART I

ITEM 1.	BUSINESS

General

In this discussion, the terms “Company,” “we,” “us” and “our” refer to Encorium Group, Inc. (formerly Covalent Group, Inc.) and our consolidated subsidiaries, except where it is made clear otherwise.

We are a clinical research organization (“CRO”), that engages in the design and management of complex clinical trials for the pharmaceutical, biotechnology and medical device industries. Our mission is to provide our clients with high-quality, full-service support for their clinical trials. We offer therapeutic expertise, experienced team management and advanced technologies.

We have the capacity and expertise to conduct clinical trials on a global basis. Our clients consist of many of the largest companies in the pharmaceutical, biotechnology and medical device industries. From protocol design and clinical program development, to proven patient recruitment, to managing the regulatory approval process, we have the resources to directly implement or manage Phase I through Phase IV clinical trials and to deliver clinical programs on time and within budget. We offer a broad range of clinical research and development services supporting Phase I through Phase IV clinical trials, such as strategic trial planning, project management, monitoring, data management and biostatistics, pharmacovigilance, medical writing, quality assurance, outsourcing of clinical staff, and medical device certification in the European Union. We have clinical trial experience across a wide variety of therapeutic areas, such as cardiovascular, nephrology, endocrinology/metabolism, hematology, diabetes, neurology, oncology, immunology, vaccines, infectious diseases, gastroenterology, dermatology, hepatology, rheumatology, urology, ophthalmology, women’s health and respiratory medicine. The mix of projects is subject to change from year to year.

On November 1, 2006, we expanded our international presence with the acquisition of Remedium Oy, a CRO founded in 1996 in Finland which offers clinical trial services to the pharmaceutical and medical device industries. With the acquisition of Remedium, we gained a Northern and Eastern European presence with offices in Espoo, Turku, Tampere, Oulu and Seinäjoki (Finland), Copenhagen (Denmark), Tallinn (Estonia), Vilnius (Lithuania), Stockholm (Sweden), Bucharest (Romania), Warsaw (Poland), and Ankara (Turkey). Remedium and a number of its subsidiaries have been renamed using the Encorium name. However, for purposes of clarity, we refer to the acquired company and its subsidiaries using the Remedium name throughout this report. We currently manage all of our European and Asian clinical trial studies from Remedium’s facility in Espoo, Finland and our North American and South American clinical trial studies from our headquarters in Wayne, Pennsylvania.

We were initially incorporated in August 1998 in Nevada. In June 2002, we changed our state of incorporation to Delaware. In October 2006, we changed our name to Encorium Group, Inc. from Covalent Group, Inc. in connection with the acquisition of Remedium.

Industry Overview

The CRO industry provides independent clinical trial and product development services for the pharmaceutical, biotechnology and medical device industries. Companies in these industries often outsource product development services to CROs in order to manage the drug development process more efficiently and cost-effectively. Outsourcing also enables these companies to access expertise and experience beyond their organizations. Historically, many companies in the pharmaceutical, biotechnology and medical device industries have performed the majority of their product development internally. Outsourcing drug development activities to CROs provides these companies with a variable cost alternative to the fixed costs associated with internal drug development. Companies that use CROs no longer need to staff for peak periods and can benefit from a CRO’s technical resources, therapeutic expertise, and the global infrastructure required to conduct clinical trials on a worldwide basis.

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

A significant aspect of our strategy is to expand our geographic presence and add to our clinical development capabilities in existing new therapeutic areas or service offerings. In 2003 we formed strategic partnerships with several highly experienced regional CROs to broaden our geographic reach. These regional CROs share our vision and values, and are known to produce quality deliverables. They are based in Moscow (Russia), Sofia (Bulgaria), Sao Paulo (Brazil) and Sydney, (Australia) – regions that were specifically targeted because we believe they have or will achieve strategic prominence over the next several years with respect to clinical trials. Overall, these partnerships have substantially increased the number of operational personnel that we can employ on global trials and allow us to better service the needs of the pharmaceutical and biotechnology industries.

With the acquisition of Remedium on November 1, 2006, we gained a Northern and Eastern European presence. Founded in 1996, Remedium was a privately owned CRO offering clinical trial services to the pharmaceutical and medical device industries. Remedium offers a broad range of clinical research and development services supporting Phase I through Phase IV clinical trials, such as strategic trial planning, project management, monitoring, data management and biostatistics, Pharmacovigilance, medical writing, quality assurance, outsourcing of clinical staff, and medical device certification in the European Union. Remedium has offices Turku, Tampere, Oulu and Seinajoki (Finland), Copenhagen (Denmark), Tallinn (Estonia), Vilnius (Lithuania), Stockholm (Sweden), Bucharest (Romania), Warsaw (Poland), and Ankara (Turkey). Remedium also utilizes independent contractor relationships in Riga (Latvia) and Oslo (Norway) and is in the process of establishing a subsidiary in Kiev (Ukraine), which it expects to complete in the first half of 2007.

We are continuing our strategy to expand our global footprint since we believe we need a far reaching global presence in order to effectively compete for large scale clinical trials. Accordingly, we are looking to expand our presence in South America and Asia. We believe this global expansion is necessary is order to provide us with significant strategic benefits, including:

•	The expansion of our geographic footprint to regions of the world with diverse patient population for the conduct of human clinical trials;

•	Greater scale to better compete in the clinical research organization market;

•	Increase in revenue bulk;

•	Diversification of business offerings and client services; and

•	Enhancement of management and business development capabilities.

We may also seek to acquire US based businesses in order to increase the depth and scope of our therapeutic service offerings in the United Sates and around the globe. Recognizing the dynamic nature of the pharmaceutical and medical device development process, our experience and capabilities enable us to adapt our services to fit our clients’ specific needs. The distinguishing features of our services include the following:

Experienced Management

We are an established company led by a senior management team who average greater than 20 years each of clinical research experience from both the CRO and pharmaceutical/biotechnology industry perspective. Our President and Chief Executive Officer, Dr. Kenneth M. Borow, M.D., is a Harvard-trained physician with nearly 30 years of medical, academic and clinical trials experience at Merck, University of Chicago School of Medicine, Brigham and Women’s Hospital, Boston Children’s Hospital, and Encorium.

Our President, European and Asian Operations, Dr. Kai Lindevall, is the co-founder of Remedium. Dr. Lindevall has a Ph.D. in Pharmacology and an M.D. from the University of Tampere in Finland. Dr. Lindevall has worked in the pharmaceutical industry for the majority of his career and joined us in connection with the acquisition of Remedium.

Our Senior Vice President, Clinical Operations, Alison O’Neill, has worked in the pharmaceutical industry for 25 years, 19 of these in clinical research for both pharmaceutical and CRO employers.

Credibility in the Clinical Research Marketplace

We have a diversified client base with a good mix of clients based in North America and Europe. We believe we have gained the confidence of our clients as demonstrated by their entrusting us with broad responsibilities, including designing and implementing global clinical research programs for some of their most important products. We provide leadership in a wide variety of therapeutic areas including cardiovascular, endocrinology/metabolism, diabetes, nephrology, immunology, vaccines, infectious diseases, gastroenterology, hepatology, women’s health, and respiratory medicine.

Global Capabilities

In 2000, Encorium Group, Ltd. (formerly, Covalent Group, Ltd.), our wholly-owned international subsidiary based in London, England, commenced operations, providing us with a strategically important international presence. During 2003, we established proprietary strategic partnerships with several highly experienced regional CROs in order to strengthen and broaden our global offerings and our geographic reach.

To expand our international presence, on November 1, 2006 we acquired Remedium which has offices in Turku, Tampere, Oulu and Seinajoki (Finland), Copenhagen (Denmark), Tallinn (Estonia), Vilnius (Lithuania), Stockholm (Sweden), Bucharest (Romania), Warsaw (Poland), and Ankara (Turkey).

We are continuing our strategy to expand our global footprint since we believe we need a far reaching global presence in order to effectively compete for large scale clinical trials. We believe we must further enhance our global capabilities in South America and Asia in order to further enhance our global reach and serve a more diverse group of clients.

We have made a determined effort to broaden and diversify our client list. This has resulted in an attractive mix of pharmaceutical and biotechnology companies and we will continue to focus on expanding our capabilities both in the United States and internationally. We believe that these capabilities better position us to meet our clients’ global clinical trial requirements.

Our Bioterrorism Vaccine Program

During 2003 and 2004, we began the process of conducting a global Counter-Bioterrorism program focused on the development of vaccines against biological agents with potential military and terrorism applications. This program offers clients an inter-disciplinary group of clinical development professionals with extensive experience working with vaccines, recombinant technology and immunotherapy products. In total, we managed four separate clinical trials in 2005 and 2006 in this particular therapeutic area.

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

Clinical Trials Management

We serve our clients’ needs by conducting clinical trials through a project team. A project manager leads and facilitates all aspects of the conduct of the clinical trial. Other members of the project team typically include representatives from clinical trials management, global data services, regulatory affairs, information services, quality assurance, medical writing and field monitoring. Within this project-oriented structure, we can manage every aspect of clinical trials conducted in Phases I through Phase IV of the drug development process. Many of our current projects involve Phase II, Phase III or Phase IIIb clinical trials, which are generally larger, longer and more complex than Phase I trials.

We have adopted global standard operating procedures intended to satisfy global regulatory requirements and serve as tools for controlling and enhancing the quality of our clinical trials. All of our standard operating procedures are designed and maintained in compliance with Good Clinical Practice (“GCP”) requirements and the International Conference on Harmonization (“ICH”) standards. The U.S. Food and Drug Administration (the “FDA”) and the European Union have adopted these standards. We compile, analyze, interpret and submit data generated during clinical trials in report form to our clients as well as, at our client’s request, directly to the FDA or other relevant regulatory agencies for purposes of obtaining regulatory approval.

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

•

Investigator Recruitment. The success of a clinical trial is dependent upon finding experienced investigators who are capable of performing clinical trials in accordance with the highest ethical and scientific standards. During clinical trials, physicians (who are also referred to as investigators) at hospitals, clinics or other locations supervise administration of the drug or study product to patients or normal subjects. We recruit investigators who contract directly with either us or our clients to participate in clinical trials. Our global investigator database includes thousands of physician-investigators specializing in a multitude of therapeutic areas.

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

•

Study Monitoring and Data Collection. As patients are examined and tests are conducted in accordance with the study protocol, data is recorded on CRFs which are reviewed or “monitored” by specially trained clinical research associates or field monitors. Field monitors visit study sites regularly to ensure that the CRFs are completed correctly and that the data specified in the protocol are obtained. The field monitors send completed CRFs to a data management group where they are reviewed for consistency and accuracy before the data is entered into a database. An alternative data flow process utilizes remote data entry technology and a fax based system that frequently enhances the timeliness of clinical data collection while achieving cost savings to the client. We are currently involved in studies using both types of data flow processes.

Data Management Services

We have automated the data management process associated with clinical trial management through our use and customization of industry standard software known as clinical trials management systems. We license Oracle Clinical® and Datafax™ as our clinical trials management systems. The software assists us in the collection, validation and reporting of clinical results to our clients. Our data management professionals provide CRF review and tracking, data entry and integrated clinical/statistical reports, as well as writing manuscripts for publication.

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

Report Writing

The statistical analysis findings for data collected during the trial, together with other clinical data, are presented in study form to our clients, or at a client’s request, directly to the FDA or other regulatory agencies for purposes of obtaining regulatory approval.

Patient Registries

Patient registries are becoming an essential, emerging tactic for all brand marketers and therapeutic categories. They provide an opportunity to rapidly populate databases with real-world, patient-derived information that can be analyzed and disseminated in multiple formats. This has become particularly important considering the recent issues that have come to the forefront regarding long-term patient safety associated with FDA approved and commercially marketed drugs. Data collection, analysis and reporting requirements for patient registries are significantly less stringent than for traditional phase

IIIb and IV studies. Their success is independent of investigator experience. Therefore, a patient registry is an ideal tool for reaching out to the primary care population in a clinically meaningful and credible way. In addition, patient registries facilitate and improve relationship building between biopharmaceutical companies and regional/local opinion leaders and high volume providers. They increase access to these important community based physicians while creating a credible, necessary, real-world decision database that provides multiple patient safety, commercialization, communication and education opportunities for stakeholders in the healthcare environment.

Clients and Marketing

We provide a broad range of clinical research and consulting services to the pharmaceutical, biotechnology and medical device industries. Our clients consist of many of the largest companies in the pharmaceutical, biotechnology and medical device industries. In 2006, we provided services to 97 different clients covering 196 separate studies of which 76 clients and 158 studies were associated with our European operations. For the year ended December 31, 2006, approximately 80% or our net revenues were attributed to our operations based in the U.S. and approximately 20% from operations in Europe. The mix of our clients and revenue generated from our largest clients will vary from period to period. In 2006, our three largest clients accounted for 51% of our net revenues, with the three largest representing 22%, 18% and 11% of our net revenues, respectively. None of our European clients accounted for more than 10% of our net revenues. In 2005, our three largest clients accounted for 70% of our net revenues, with the three largest representing 27%, 26% and 17% of our net revenues, respectively. In 2004, our three largest clients accounted for 57% of our net revenues, with the three largest representing 23%, 19%, and 15%, respectively. Our largest clients for any one-year period may not represent the same customers as in a prior year period.

We are generally awarded contracts based upon our response to requests for proposals received from pharmaceutical, biotechnology and medical device companies. Our business development and marketing strategy is based on expanding our relationships with our existing clients as well as gaining new clients. The acquisition of Remedium has given us the ability to attract and serve a more diverse client base due to its presence in Northern and Eastern Europe and has given us access to a new group of clients that Remedium has a successful history of serving. We are focusing our business development efforts in these regions to assist us in broadening and diversifying our client base.

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

Contractual Arrangements

Most of our contracts with our clients in the U.S. and a lesser portion of our international contracts are based on a fixed price with the option for additional variable components (i.e. change of scope). Therefore, we generally bear the risk of cost overruns, but we may also benefit if the costs are lower than we anticipated. Contracts may range from a few months to several years depending on the nature of the work performed. In general, for multi-year contracts, a portion of the contract fee, typically 10-15% is paid at the time the trial is started, with the balance of the contract fee payable in installments over the trial duration. In some cases, the installments are tied to meeting specific performance milestones, while others have an agreed upon fixed payment plan independent of performance milestones. For example, installment payments for clinical trial projects may be related to investigator recruitment or patient enrollment. Several of our older contracts contain payment schedules that are weighted towards the later stages of the contract. For our contracts with our clients in Europe that are fee for service, we are paid on a monthly basis for actual hours worked. As with fixed price contracts, we generally bear the risk of cost overruns until a change of scope is signed. However, the risk of non-payment is minimal since the scope of our services is limited in this type of contractual arrangement. As is typical in the CRO industry, when a client requests a change in the scope of a trial or in the services to be provided by us, we prepare a work order. An executed work order becomes an amendment to the original contract. Work orders resulting from changes of scope often produce additional revenue for us. We are at risk for any work performed outside the scope of the study or in advance of signing a new work order. We attempt to negotiate contract amendments with the client to cover any services provided outside the terms of the original contract. There can be no assurance that the client will agree to the proposed amendments, and we ultimately bear the risk of cost overruns.

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

Backlog

Our backlog consists of anticipated net revenue from uncompleted projects which have been authorized by the client, through a written contract, verbal commitment or letter of intent. Many of our studies and projects are performed over an extended period of time, which may be several years. Amounts included in backlog have not yet been recognized as net revenue in our consolidated statements of operations. Once contracted work begins, net revenue is recognized over the life of the contract. The recognition of net revenue reduces our backlog while the awarding of new business increases our backlog. In 2006, our U.S. operations obtained $30.0 million of new business awards as compared to $19.1 million in 2005, a 57% increase. Our consolidated backlog was approximately $42.5 million at December 31, 2006, compared to $22.7 million at December 31, 2005, an increase of $19.8 million. Our backlog at December 31, 2006 includes approximately $14.7 in backlog acquired as part of the acquisition of Remedium. We expect that a majority of this backlog will be recognized in 2007 subject to the risk factors listed herein.

We believe that our backlog as of any date may not necessarily be a meaningful predictor of future results because backlog can be affected by a number of factors including the size and duration of contracts, many of which are performed over several years. Additionally, contracts may be subject to early termination by the client or delay for many reasons, as described above. Also, the scope of a contract can change during the course of a study. For these reasons, we might not be able to fully realize our entire backlog as net revenue. For example, backlog as of December 31, 2006 was previously estimated to be approximately $55 million. However, due to a contract cancellation in January 2007 with approximately $12.8 million remaining, the Company’s adjusted backlog as of December 31, 2006 was approximately $42.5 million. Revenues for the cancelled contract, which was signed in early 2005, were expected to be recognized over the next four to five years as services were performed.

Competition

The clinical research organization industry is highly fragmented, consisting of several hundred small, limited-service providers and a limited number of mid-sized and large CROs with global capabilities. We primarily compete against full-service and limited service contract research organizations, mid-sized CROs, in-house research and development departments of pharmaceutical and biotechnology companies and, to a lesser extent, universities and teaching hospitals. CROs generally compete on the basis of a number of factors, including the following: expertise and experience in specific therapeutic areas; the ability to design sound protocols or enhance the design; reputation for on-time quality performance; scope of service offerings; price; ability to enroll patients and recruit investigators; data management capabilities; strengths in various geographic markets around the world; technological expertise and efficient drug development processes; the ability to acquire, process, analyze and report data in a timely and accurate manner; the ability to manage large-scale clinical trials both domestically and internationally; and organizational size. Although there can be no assurance that we will continue to do so, we believe that we compete favorably in these areas.

Some of our largest competitors include Quintiles Transnational Corporation, Covance, Inc., Parexel International Corporation, Pharmaceutical Product Development, Inc., Icon Clinical Research and Kendle International, Inc. These larger CROs have substantially greater financial and operational resources and larger geographic presences than we do. In general, the CRO industry is not capital-intensive and the financial costs of entry into the industry are relatively low. Newer, smaller entities with specialty focuses, such as those aligned to a specific disease or therapeutic area, may compete aggressively against us for clients. Furthermore, clients may also choose to limit the CROs with whom they are willing to work under certain preferred provider relationships. Increased competition might lead to heightened price and other forms of competition that may materially adversely affect our operating results and financial position.

Government Regulation

The development and clinical research of new drugs is highly regulated by government agencies. The standards for the conduct of clinical research and development studies are embodied in governmental regulations and in standards such as the ICH guideline for GCP. These standards stipulate procedures designed to ensure the quality and integrity of data obtained from clinical testing and to protect the rights and safety of clinical subjects. The FDA and similar regulatory authorities require that test results submitted to such authorities be based on studies conducted in accordance with GCP and regulations providing protections for research participants.

Our obligations under GCP may include, but are not limited to, the following: assuring the selection of investigators who are qualified and have adequate staff and facilities to conduct the trial properly and safely; obtaining specific written commitments from investigators; verifying that adequate informed consent of trial subjects has been obtained; monitoring clinical trials to ensure that the rights and well-being of trial subjects are protected and that the reported trial data are accurate, complete, and verifiable from source documents; ensuring that adverse drug reactions are medically evaluated and reported; verifying drug or device accountability; implementing quality assurance and quality control systems; instructing investigators and study staff to maintain proper records and reports; and permitting appropriate governmental authorities access to source documents for their review. We must also maintain reports for each study for specified periods for auditing by the study sponsor and by the FDA or similar regulatory authorities. Noncompliance with GCP can result in disqualification of the data collected during a clinical trial and we could be required to redo the trial under the terms of our contract at no further cost to our client, but at substantial cost to us. CROs such as Encorium are also typically contractually obligated to comply with GCP and other patient protection regulations. Failure to comply could expose the CRO to contractual liability to its clients.

Development of New Drugs

Before a new drug may be marketed, the drug must undergo extensive testing and regulatory review in order to determine whether that the drug is safe and effective. The following discussion focuses on the FDA approval process. Similar procedures must be followed for clinical trials in other countries as well as for the approval of biologics and medical devices. The following provides a broad summary of the stages of this development process:

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

•

FDA Review and Approval (approximately 12 months). The staff of the FDA will carefully scrutinize the data from all phases of development to confirm that the applicant has complied with regulations and that the drug is safe and effective for the specific use or indication under study. The FDA may refuse to accept an NDA for filing and substantive review if certain administrative and content criteria are not satisfied. After accepting the submission for review, the FDA may require additional testing or information before approval of an NDA. The FDA will deny approval of an NDA if applicable regulatory requirements are not ultimately satisfied.

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

In providing clinical research services to our clients, we are obligated to comply with regulatory requirements governing the drug development process. We have established standard operating procedures that are designed to comply with regulations and guidelines appropriate to the region and the nation where the clinical trials will be conducted. We strive to perform all clinical research in accordance with the ICH guideline for GCP and the requirements of the applicable country. From an international perspective, we have implemented common standard operating procedures across regions to assure consistency wherever appropriate to do so.

Intellectual Property

We have developed certain computer software and technically derived procedures that provide separate services and are intended to maximize the quality and effectiveness of our services. Our intellectual property rights are important to us. We also believe that factors such as the technical expertise, knowledge, ability and experience of our professionals are important and provide significant benefits to our clients.

Potential Liability and Insurance

We contract with physicians who serve as investigators in conducting clinical trials to test new drugs on their patients. Such testing creates a risk of liability for personal injury to or death of the patients, resulting from adverse reactions to the drugs administered. In addition, although the Company does not believe it is legally accountable for the medical care rendered by third party investigators, it is possible that we could be subject to claims and expenses arising from any professional malpractice of the investigators with whom we contract. We also may be held liable for errors and omissions in connection with the services we perform.

We believe that the risk of liability to patients in clinical trials is mitigated by various regulatory requirements, including the role of institutional review boards (“IRBs”). An IRB is an independent committee that includes both medical and non-medical personnel whose role is to protect the interests of patients enrolled in the trial. The FDA requires each human clinical trial to be reviewed and approved by the IRB at each study site. After the trial begins, the IRB monitors the protocol and measures designed to protect patients, such as the requirement to obtain an informed consent from each patient.

We attempt to reduce our risk through contractual indemnification provisions with clients and investigators. However, contractual indemnifications generally do not protect us against certain of our own actions such as negligence. In addition, the terms and scope of such indemnification vary from client to client and from trial to trial and the financial performance of these indemnities is not secured. Therefore, we bear the risk that the indemnity may not be sufficient or that the indemnifying party may not have the financial ability to fulfill its indemnification obligations. We also attempt to reduce our risk by maintaining worldwide professional liability insurance. We believe that our professional liability insurance coverage is adequate; however, there can be no assurance that we will be able to maintain such insurance coverage on terms acceptable to us, if at all. Our operating results and financial position could be materially and adversely affected if we were required to pay damages or bear the costs of defending any claim outside the scope of or in excess of a contractual indemnification provision or the coverage available under our insurance policies.

Employees

At December 31, 2006, we employed 248 full time and 16 part time personnel, of which 160 full time and 14 part time were based outside of the United States. None of our employees are subject to a collective bargaining agreement. We believe that our relations with our employees are good. In addition, during 2006, we supplemented our employee base with contractors on an as-needed basis.

Item 1A.	RISK FACTORS

Failure to develop new business in our intensely competitive industry will cause our revenues to decline.

The market for contract research services is highly competitive. We primarily compete against in-house departments of pharmaceutical, biotechnology and medical device companies and other contract research organizations. Competitors in our industry range from small, limited-service providers to full service, global contract research organizations. Many of our competitors have an established global presence, including Quintiles Transnational Corp., Covance, Inc., Parexel International Corporation, Pharmaceutical Product Development, Inc., Icon Clinical Research, and Kendle International, Inc.,

and others are smaller Scandinavian or European regional competitors. Some of these competitors have substantially greater financial and other resources than we do. Significant factors in determining whether we will be able to compete successfully include: our consultative and clinical trials design capabilities; our reputation for on-time quality performance; our expertise and experience in specific therapeutic areas; the scope of our service offerings; our ability to recruit investigators and study subjects in a timely manner; our strength in various geographic markets; the price of our services; our ability to acquire, process, analyze and report data in a time-saving and accurate manner; our global data services capabilities; our ability to manage large-scale clinical trials both domestically and internationally; and our size.

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

We provide services to the pharmaceutical, biotechnology and medical device industries and our revenue is highly dependent on expenditures on the services we provide by clients in these industries. Our operations could be materially and adversely affected if: our clients reduce their research and development expenditures or reduce the rate of growth in their research and development expenditures; consolidation in the pharmaceutical, biotechnology or medical device industries leads to a smaller client base for us; one or more significant studies are terminated as a result of the failure of the product to satisfy safety requirements, unexpected or undesired clinical results, or other reasons; or our clients’ businesses experience financial problems or are affected by a general economic downturn. Prior to the business combination with Remedium on November 1, 2006, four of our clients accounted for a significant percentage of our revenues. Historically, projects in the fields of cardiovascular, oncology, immunology, vaccines, medical devices as well as clinical staff outsourcing have represented 50-75% of Remedium’s project work, although the mix of projects is subject to change from year to year. In 2006, our three largest clients accounted for 51% of our net revenues, with the three largest representing 22%, 18% and 11% of our net revenues, respectively. None of our European clients accounted for more than 10% of or our net revenues. For the year ended December 31, 2005, net revenues from our four largest clients amounted to 83% of our net revenues, with the four largest clients representing 27%, 26%, 17% and 13% of net revenues, respectively. For the year ended December 31, 2004, net revenues from our three largest clients amounted to 57% of our net revenues, with the three largest clients representing 23%, 19%, and 15% of net revenues, respectively.

We expect that a relatively small number of clients will continue to represent a significant percentage of our net revenue. The contracts with our clients generally can be terminated on short notice. The loss of business from any significant client or our failure to continue to obtain new business would have a material and adverse effect on our business and revenues.

Loss of key personnel, or failure to attract and retain additional personnel, may cause the success and growth of our business to suffer.

Our future success depends on the personal efforts and abilities of the principal members of our senior management and scientific team to provide strategic direction, develop business, provide service to our clients, manage our operations and finances, and maintain a cohesive and stable environment. The loss of their services might significantly delay or prevent the achievement of business development and strategic objectives. As a provider of complex clinical trial support services, our success depends on our ability to retain key employees and to attract additional qualified employees. Competition for qualified personnel is intense and we cannot assure you that we will be able to retain existing personnel or attract and retain additional highly qualified employees in the future. Specifically, we are substantially dependent upon the efforts of Kenneth M. Borow, M.D., our President and Chief Executive Officer, Alison O’Neill, our Senior Vice President, Clinical Operations, and Dr. Kai Lindevall, our President of European and Asian operations. Currently, we have an employment agreement with Dr. Lindevall, but we do not have an employment agreement with Dr. Borow or Ms. O’Neill. The loss of services of any of our key executives may have a material and adverse affect on our business operations, results of operations and financial position.

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

Our contracts generally may be terminated or reduced in scope either immediately or upon notice. Clients may terminate or delay their contracts for a variety of reasons, including, but not limited to, the failure of products to satisfy safety requirements, unexpected or undesired clinical results, merger or potential merger-related activities, the client’s budget constraints, the client’s decision to terminate the development of a particular product or to end a particular study, insufficient patient enrollment in a study, insufficient investigator recruitment, manufacturing problems resulting in shortages of the product, or our failure to perform our obligations under the contract. For example, in January 2007 a client cancelled a contract having $12.8 million in revenues remaining. Revenues for the cancelled contract, which was signed in early 2005, were expected to be recognized over the next four to five years as services were performed. This risk of loss or delay of contracts potentially has greater effect as we pursue larger outsourcing arrangements with global pharmaceutical companies.

Also, over the past several years we have observed that clients may be more willing to delay, cancel or reduce contracts more rapidly than in the past. If this trend continues, it could become more difficult for us to balance our resources with demands for our services and our financial results could be materially and adversely affected. In addition, companies may proceed with fewer clinical trials or conduct them without assistance of contract research organizations as a result of changing priorities or other internal considerations. These factors may cause such companies to cancel contracts with CROs, such as Encorium. The loss, reduction in scope or delay of a significant contract or the loss or delay of multiple contracts could materially and adversely affect our business, results of operations and financial condition.

The fixed price nature of our contracts could have a negative impact on our operating results.

The majority of our contracts are at fixed prices. As a result, we bear the risk of cost overruns. If we fail to adequately price our contracts, fail to effectively estimate the cost to complete fixed price contracts, or if we experience significant cost overruns, our operating results and financial condition could be materially and adversely affected. In 2003 and 2004, we had to commit unanticipated resources to complete projects, resulting in higher costs and lower operating margins on those projects. We might experience similar situations in the future, which could, depending on the magnitude of the cost overrun, have a material and adverse impact on our operating results and financial condition.

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

Any failure on our part to comply with applicable regulations could result in the termination of on-going clinical research or the disqualification of data for submission to regulatory authorities. For example, if we were to fail to verify that patient participants were fully informed and have fully consented to a particular clinical trial, the data collected from that trial could be disqualified. If this were to happen, we could be contractually required to repeat the trial at no further cost to our client, but at a substantial cost to us. The issuance of a notice from the FDA based upon a finding of a material violation by us of GCP requirements could result in contractual liability to our clients and/or the termination of ongoing studies which could materially and adversely affect our results of operations. Similar notices could be issued from the regulatory authorities in other countries where we conduct clinical studies. Furthermore, our reputation and prospects for future work could be materially and adversely diminished.

Our backlog may not be indicative of future results.

Backlog represents anticipated net revenue from uncompleted projects with our clients. We cannot be certain that the backlog we have reported will be indicative of our future results. A number of factors may affect our backlog, including: the ability of clients to reduce or expand the size and duration of the projects (some are performed over several years); the termination or delay of projects; and a change in the scope of work during the course of a project. For example, backlog as of December 31, 2006 was previously estimated to be approximately $55 million. However, due to a contract cancellation in January 2007 with $12.8 million remaining, the Company’s adjusted backlog as of December 31, 2006 was approximately $42.5 million.

Also, if clients delay projects, the projects will remain in backlog, but will not generate revenue at the rate originally expected. Accordingly, historical indications of the relationship of backlog to revenues may not be indicative of future results.

An impairment in the carrying value of intangible assets or changes in the accounting estimates and assumptions made in connection with impairment testing could negatively affect our results of operations.

The Company follows the provisions of Statement of Financial Accounting Standards (“SFAS”) No. 141, “Business Combinations,” and SFAS No. 142, “Goodwill and Other Intangible Assets,” applicable to business combinations. In accordance with these standards, goodwill acquired in connection with the acquisition of Remedium was not amortized. However, the identifiable intangible assets acquired in connection with the acquisition of Remedium will be amortized over their useful lives. Under SFAS No. 142, goodwill is subject to impairment testing annually or whenever events or changes in circumstances indicate that the carrying amount may not be fully recoverable. If carrying value exceeds current fair value, then goodwill is considered impaired and is reduced to fair value via a charge to earnings. The identifiable intangibles acquired in connection with the acquisition of Remedium are also subject to impairment testing under SFAS No. 142, whenever events or changes in circumstances indicate that the carrying amount may not be fully recoverable. Should the value of goodwill or one or more of the identifiable intangibles become impaired, our consolidated earnings and net worth may be materially and adversely affected. In addition, impairment testing involves the use of accounting estimates and assumptions, changes in which could materially impact our financial condition or operating performance if actual results differ from such estimates and assumptions. As of December 31, 2006, we had goodwill of approximately $15.4 million and intangibles, net of amortization, of approximately $6.2 resulting from the acquisition of Remedium on November 1, 2006.

If we are unable to successfully develop and market new services in the United States, Europe and internationally, our results could be materially and adversely affected.

An element of our growth strategy is the successful development and marketing of new services that complement or expand our existing business. If we are unable to develop new services and create demand for those newly developed services, we may not be able to implement this element of our growth strategy, and our future business, results of operations and financial condition could be materially and adversely affected. For example, Remedium has invested in the creation and administrative set-up of international subsidiaries which have sustained operating losses to date. We may need to make additional investments in these subsidiaries in the future and there is no assurance that additional investments will enable us to achieve our objectives. In addition, we are considering expanding our international operations by other means, such as commencing business partnerships or clinical studies in countries where we do not have subsidiaries. The profitability of our international subsidiaries and operations depends, in part, on client acceptance and use of our services. There can be no assurance that our international subsidiaries or operations will be profitable in the future or that any revenue resulting from them will be sufficient to recover the investment in them. If our international operations or subsidiaries do not develop as anticipated, our business, financial condition and results of operations may be materially and adversely affected.

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

Implementation of health care reform legislation that results in additional costs to develop new drugs could limit the profits that can be made by our clients from the development of new products. This could adversely affect our clients’ research and development expenditures, which could in turn decrease the business opportunities available to us both in the United States and elsewhere. In addition, new laws or regulations may create a risk of liability, increase our costs or limit our service offerings. We cannot predict the likelihood of any of these events.

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

Proposed and future laws and regulations, including laws and regulations relating to the confidentiality of patient information, might increase the cost of our business, increase our risks of liability or limit our service offerings.

Various governments might adopt healthcare legislation or regulations that are more burdensome than existing regulations. These changes could increase our expenses or limit our ability to offer some of our products or services. For example, the confidentiality of patient specific information and the circumstances under which it may be released for inclusion in our databases or used in other aspects of our business are subject to substantial government regulation. Additional legislation governing the possession, use and dissemination of medical record information and other personal health information has been proposed at both the state and national levels and is likely to be proposed in other countries. Proposed federal regulations governing patient specific health information might require us to implement new security measures that require substantial expenditures or limit our ability to offer some of our products and services. These regulations might also increase our costs by creating new privacy requirements and mandating additional privacy procedures for our business, thereby materially and adversely affecting our results of operations and financial condition.

Our operating results have fluctuated between quarters and years and may continue to fluctuate in the future.

Our quarterly and annual operating results have varied, and are expected to continue to vary, as a result, of a variety of factors, many of which are beyond our control. Factors that may cause these variations include the commencement, completion or cancellation of large contracts, the progress of on-going projects, changes in the mix of services offered, our ability to successfully negotiate contract amendments in a timely manner, and the timing and amount of start-up costs incurred in connection with the introduction of new products, services or subsidiaries.

A significant percentage of our operating costs are fixed. The timing of the completion, delay or loss of contracts, or the progress of client projects, can cause our operating results to vary substantially between reporting periods. We had an accumulated deficit of $5,912, 527 and $5,418,116 in retained earnings as of December 31, 2006 and 2005, respectively. We believe that operating results for any particular quarter are not necessarily a meaningful indication of future results. While fluctuations in our quarterly or annual operating results could negatively impact the market price of our common stock, these fluctuations may not be related to our future overall operating performance.

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

Our financial statements are denominated in U.S. Dollars. In 2006, approximately 20% of our net revenues were derived from contracts denominated in currencies other than U.S. Dollars. As a result of our acquisition of Remedium, we expect that net revenues from international operations will increase in the future and that a larger percentage of our net revenues will be derived from contracts denominated in currencies other than the U.S. Dollar. Since our financial results are reported in U.S. Dollars changes in foreign currency exchange rates could adversely affect our results of operations and financial condition.

In addition, because we offer many of our services on a worldwide basis we are subject to risks associated with doing business internationally. As a result, our future results could be negatively affected by a variety of factors, including changes in a specific country’s political or economic conditions, potential negative consequences from changes in tax laws, difficulty in staffing and managing widespread operations, and unfavorable labor regulations applicable to our international operations.

We may have exposure to substantial personal injury claims and may not have adequate insurance to cover such claims.

Our business primarily involves the testing of experimental drugs and biologics or other regulated products on consenting human volunteers pursuant to a study protocol. These tests create a risk of liability for personal injury to or death of volunteers resulting from negative reactions to the drugs administered or from improper care provided by third-party investigators, particularly to volunteers with life-threatening illnesses. In connection with many clinical trials, we contract with physicians to serve as investigators in conducting clinical trials to test new drugs on human volunteers. We do not believe that we are legally accountable for the medical care rendered by third party investigators, and we seek to limit our liability with our clients, third party investigators and others. Although our contracts with clients generally include indemnity provisions and we have loss insurance, our financial condition and results of operations could be materially and adversely affected if we had to pay damages or incur defense costs in connection with a claim that is outside the scope of an indemnity or insurance coverage. Additionally, our financial condition could be adversely affected if our liability exceeds the amount of our insurance.

Contractual indemnifications generally do not protect us against liability arising from certain of our own actions, such as negligence. Our financial condition and results of operations could be materially and adversely affected if we were required to pay damages or bear the cost of defending any claim which is not covered by a contractual indemnification provision, in the event that a party who must indemnify us does not fulfill its indemnification obligations, or if the amount we are required to pay is beyond the level of our insurance coverage. In addition, we may not be able to continue to maintain adequate insurance coverage on terms acceptable to us.

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

The market price of our common stock has experienced historical volatility and might continue to experience volatility in the future in response to quarter-to-quarter variations in operating results, changes in backlog and new business results, the issuance of analysts’ reports, market conditions in the industry, prospects of health care reform, changes in governmental regulations, and changes in general conditions in the economy or the financial markets.

The general equity markets have also experienced significant fluctuations in value. This volatility and the market variability has affected the market prices of securities issued by many companies, often for reasons unrelated to their operating performance, and may adversely affect the price of our common stock.

Failure to satisfy NASDAQ Capital Market maintenance criteria could negatively impact the liquidity and market price of our common stock.

Our common stock began trading on the NASDAQ Capital Market in December 1997. There are several requirements for continued listing on the NASDAQ Capital Market including, but not limited to, a minimum stock price of $1.00 per share and either (i) $2.5 million or more in stockholders’ equity, (ii) market capitalization of $35.0 million or more, or (iii) net income in the last fiscal year, or two of the last three fiscal years, of $500,000 or more.

If our common stock price closes below $1.00 per share for 30 consecutive days, we may receive notification from NASDAQ that our common stock will be delisted from the NASDAQ Capital Market unless the stock closes at or above $1.00 per share for at least ten consecutive days during the 180-day period following such notification. In the future, our common stock price or tangible net worth may fall below the NASDAQ Capital Market listing requirements, or we may not comply with other listing requirements, with the result being that our common stock might be delisted. If our common stock is delisted, we may list our common stock for trading over-the-counter. Delisting from the NASDAQ Capital Market could adversely affect the liquidity and price of our common stock and it could have a long-term impact on our ability to raise future capital through a sale of our common stock. In addition, it could make it more difficult for investors to obtain quotations or trade our stock.

Our common stock may not continue to qualify for exemption from the “penny stock” restrictions, which may make it more difficult for you to sell your shares.

The Securities and Exchange Commission has adopted regulations which define a “penny stock” to be any equity security that has a market price of less than $5.00 per share, or with an exercise price of less than $5.00 per share, subject to certain exceptions. For any transaction involving a penny stock, unless exempt, these rules require delivery, prior to any transaction in a penny stock, of a disclosure schedule relating to the penny stock market. Disclosure is also required to be made about current quotations for the securities and about commissions payable to both the broker-dealer and the registered representative. Finally, broker-dealers must send monthly statements to purchasers of penny stocks disclosing recent price information for the penny stock held in the account and information on the limited market in penny stocks. These penny stock restrictions will not apply to our shares of common stock as long as: (1) they continue to be listed on the NASDAQ Capital Market; (2) certain price and volume information is publicly available about our shares on a current and continuing basis; and (3) we meet certain minimum net tangible assets or average revenue criteria. Our common stock may not continue to qualify for an exemption from the penny stock restrictions. If our shares of common stock were subject to the rules on penny stocks, the liquidity of our common stock would be adversely affected.

We do not intend to pay dividends.

We have never paid any cash dividends on our common stock and do not expect to declare or pay any cash or other dividends in the foreseeable future.

We have made an acquisition, and could make additional acquisitions, that could be difficult to integrate, disrupt our business, dilute the equity of our stockholders and harm our operating results.

We may not be able to meet performance expectations for, or successfully integrate, businesses we have acquired or may acquire on a timely basis or at all. For example, it is too soon to evaluate whether Remedium, which was acquired on November 1, 2006, will achieve our expectations and positively affect our overall business. In the event Remedium fails to meet our expectations, fails to reach earn-out thresholds desired by the former owners, or fails to achieve market acceptance or meet our strategic objectives, litigation over this acquisition could result, which would be expensive and time consuming.

As part of our business strategy, we may continue to make acquisitions that complement or expand our existing business. Acquisitions involve risks, including (i) the inability to successfully integrate acquired businesses or to realize anticipated synergies, economies of scale or other expected value; (ii) difficulties in managing and coordinating operations at new sites; (iii) the loss or termination of key employees of acquired businesses; (iv) the loss of key customers of acquired businesses; (v) performance of acquired products; (vi) unanticipated expenses in connection with refining and improving acquired products; (vii) diversion of management’s attention from other business concerns; and (viii) risks of entering businesses and markets in which we have no direct or limited prior experience. Acquisitions may result in the utilization of cash and marketable securities, dilutive issuances of equity securities and the incurrence of debt, any of which would weaken our financial position. In addition, acquisitions may result in the creation of (i) certain definite-lived intangible assets that increase amortization expense, (ii) goodwill and other indefinite-lived intangible assets that subsequently may result in large write-downs should these assets become impaired and (iii) earn-out or other payments that may need to be expensed rather than recorded as additional goodwill.

ITEM 2.	PROPERTIES

We currently manage all of our North and South American clinical trial studies from our headquarters in Wayne, Pennsylvania. We lease approximately 34,026 square feet in Wayne, Pennsylvania from an independent landlord under a lease expiring in December 2009. The rent in 2006 including the payment of operating expenses such as utilities and maintenance was approximately $89,000 per month.

We currently manage the majority of our European and Asian clinical trials from Remedium’s facility in Espoo, Finland. We lease approximately 9,149 square feet in Espoo, Finland from an independent landlord under a lease expiring on November 30, 2008. The rent in 2006 including parking was approximately €21,000 per month (or approximately $27,800 per month based on an exchange rate of 1.00 EUR ~ 1.3203 USD).

ITEM 3.	LEGAL PROCEEDINGS

The Company was not involved in any material litigation as of December 31, 2006.

ITEM 4.	SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

(a)	The company held its Annual Meeting of Stockholders on October 20, 2006.

(b)	Not required.

(c)	The following proposals were submitted to a vote of stockholders.

The proposal to approve the issuance of up to 9,275,171 shares of the Company’s common stock, $.001 par value per share, in connection with the consummation of the business combination between the Company and Remedium Oy:

For	Against	Abstain
9,553,372	72,835	27,183

The election of four directors to serve until the 2007 Annual Meeting of Stockholders:

Nominees	Votes For	Votes Withheld
Kenneth M. Borow, M.D.	10,513,196	2,454,412
Earl M. Collier, Jr.	12,927,371	40,237
Scott M. Jenkins	12,927,271	40,337
Christopher F. Meshginpoosh	12,927,252	40,356

The proposal to elect three additional directors to serve from the consummation of the business combination between the Company and Remedium Oy until the 2007 Annual Meeting of Stockholders:

Nominees	Votes For	Votes Withheld
Dr. Kai Lindevall	10,522,412	2,445,196
Petri Manninen	12,907,272	60,336
Dr. Jyrki Mattila	12,927,258	40,350

The proposal to approve an amendment to the Company’s certificate of incorporation to change its name to Encorium Group, Inc.:

For	Against	Abstain
9,420,280	208,124	24,986

The proposal to approve an amendment to the Company’s certificate of incorporation to increase the number of authorized shares of common stock from 25,000,000 to 35,000,000 shares:

For	Against	Abstain
9,542,020	87,884	23,486

The proposal to approve the Covalent Group, Inc. 2006 Equity Incentive Plan:

For	Against	Abstain
8,178,303	1,447,321	27,766

The proposal to ratify the appointment of Deloitte & Touche LLP, a registered public accounting firm, to examine and report on the Company’s financial statements for the fiscal year ending December 31, 2006:

For	Against	Abstain
12,917,727	20,261	29,620

(d)	Not required.

PART II

ITEM 5.	MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS, AND ISSUER PURCHASES OF EQUITY SECURITIES

Market Information

Our common stock is quoted in the NASDAQ Capital Market under the symbol “ENCO.” Our symbol was changed from CVGR to ENCO in connection with the change of our name to Encorium Group, Inc. from Covalent Group, Inc. The following table indicates the high and low bid sale prices per share for each quarter over the last two fiscal years.

	2006		2005
Quarter Ended	High Bid	Low Bid	High Bid	Low Bid
31-Mar	$2.68	$1.99	$2.37	$2.12
30-Jun	3.10	2.17	2.42	2.25
30-Sep	3.26	2.54	2.60	2.45
31-Dec	$5.50	$2.90	$2.20	$1.99

Holders

As of March 1, 2007, there were approximately 615 holders of record of our common stock. However, we believe that there are approximately 2,600 additional shareholders in “street name”, who beneficially own our common stock in various brokerage accounts.

Dividend Policy

We have never declared a cash dividend on our common stock and do not anticipate paying cash dividends in the foreseeable future.

Securities Authorized for Issuance Under Equity Compensation Plans

For information concerning our Equity Compensation Plans, see “Item 12. Security Ownership of Certain Beneficial Owners and Management”

Recent Sales of Unregistered Securities

Except as otherwise previously disclosed in our Quarterly Reports on Form 10-Q or our Current Reports on Form 8-K, we did not sell any unregistered securities during fiscal 2006.

Purchase of Equity Securities by the Issuer and Affiliated Purchasers

On October 10, 2006, Scott Jenkins, a member of our Board of Directors, exercised an employee stock option to purchase 82,500 shares of our common stock. In payment of the exercise price and related taxes due from Mr. Jenkins in connection with the exercise, we accepted 77,932 shares of our common stock held by Mr. Jenkins at a cost of $3.07 per share, representing the closing price of our common stock on October 10, 2006. The following table summarizes repurchases of the common stock during the Fourth Quarter 2006:

Period	Total Number of Shares Repurchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plan	Number of Shares that May Yet Be Repurchased Under the Announced Plans
October 1, 2006 – October 31, 2006	77,932	$3.07	—	—
November 1, 2006 – November 30, 2006	—	$—	—	—
December 1, 2006 – December 31, 2006	—	$—	—	—

ITEM 6.	SELECTED FINANCIAL DATA

The following table represents selected historical consolidated financial data. The statement of operations data for the years ended December 31, 2006, 2005 and 2004 and balance sheet data at December 31, 2006 and 2005 are derived from our audited consolidated financial statements included elsewhere in this report. The statement of operations data for the years ended December 31, 2003 and 2002 and the balance sheet data at December 31, 2004, 2003, and 2002, are derived from audited consolidated financial statements not included in this report. The historical results are not necessarily indicative of the operating results to be expected in the future. The selected data should be read together with “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations” and our financial statements and notes to the financial statements.

	2006	2005	2004	2003	2002
	(in thousands, except per share data)
Consolidated Statement of Operations Data:
Net revenue	$17,684	$12,727	$18,977	$26,629	$29,187
Operating expenses	18,442	14,352	24,448	27,739	25,117

Income (Loss) from operations	(758)	(1,625)	(5,471)	(1,110)	4,070
Other income (expense)	282	140	3	4	(11)

Income (Loss) before income taxes	(476)	(1,485)	(5,468)	(1,106)	4,059
Income tax provision (benefit)	18	—	(1,245)	(544)	1,605

Net income (loss)	$(494)	$(1,485)	$(4,223)	$(562)	$2,454

Net income (loss) per common share:
Basic	$(0.04)	$(0.11)	$(0.32)	$(0.04)	$0.19
Diluted	$(0.04)	$(0.11)	$(0.32)	$(0.04)	$0.19
Weighted average common and common equivalent shares outstanding:
Basic	13,990	13,347	13,239	12,747	12,591
Diluted	13,990	13,347	13,239	12,747	13,199
Consolidated Balance Sheet Data:
Cash and cash equivalents	$5,533	$7,104	$3,166	$2,070	$2,121
Working capital (1) (2) (3)	(3,908)	5,896	7,111	10,511	10,772
Total assets	38,297	9,843	12,823	20,385	20,836
Long term debt	8	37	63	87	3
Total liabilities	20,995	3,530	5,014	9,043	9,108
Shareholders’ equity	$17,302	$6,313	$7,809	$11,342	$11,728

(1)	Working capital is calculated as current assets minus current liabilities.

(2)	Working capital for 2006 has been impacted by a non-cash payment of $4 million. This non-cash payment relates to the issuance of our common stock to the former Remedium stockholders pursuant to the acquisition agreement.

(3)	Working capital for 2006 includes a deferred tax liability of $604 thousand related to amortization of intangible assets acquired in connection with the Remedium acquisition. Since amortization of intangibles are not deductible by the Company for income tax purposes, the deferred tax liability represents a difference between tax expense calculated for financial reporting purposes (book) and tax expense reported to foreign jurisdictions.

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF RESULTS OF OPERATIONS AND FINANCIAL CONDITION

Overview

We are a clinical research organization, that engages in the design and management of complex clinical trials for the pharmaceutical, biotechnology and medical device industries. Our mission is to provide our clients with high quality, full-service support for their clinical trials. We offer therapeutic expertise, experienced team management and advanced technologies. Our headquarters is in Wayne, Pennsylvania and our international operations are based in Espoo, Finland.

The following discussion should be read in conjunction with the Company’s consolidated financial statements and notes thereto.

Net revenue is derived principally from the design, management and monitoring of clinical research studies. Clinical research service contracts generally have terms ranging from several months to several years. A portion of the contract fee is generally payable upon execution of the contract, with the balance payable in installments over the life of the contract. Several of our older contracts contain payment schedules that are weighted towards the later stages of the contract. The majority of our net revenue is recognized from fixed price contracts on a proportional performance basis. To measure the performance, we compare actual direct costs incurred to estimated total contract direct costs, which we believe is the best indicator of the performance of the contract obligations as the costs relate to the labor hours incurred to perform the service.

Contracts generally may be terminated by clients immediately or with short notice. Clinical trials may be terminated or delayed for several reasons including, among others, unexpected results or adverse patient reactions to the drug, inadequate patient enrollment or investigator recruitment, manufacturing problems resulting in shortages of the drug, budget constraints of clients or decisions by the client to de-emphasize or terminate a particular trial, development efforts on a particular drug or our failure to properly perform our obligations. Depending on the size of the trial in question, a client’s decision to terminate or delay a trial in which we participate could have a material and adverse effect on our backlog, future revenue and results from operations.

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

Reimbursable Out-of-Pocket Expenses

On behalf of our clients, we pay fees to investigators and other out-of-pocket costs for which we are reimbursed at cost, without mark-up or profit. In connection with the required implementation on January 1, 2002, of Financial Accounting Standards Board Emerging Issues Task Force Rule No. 01-14, “Income Statement Characterization of Reimbursements Received for ‘Out-of-Pocket’ Expenses Incurred” (“EITF 01-14”), out-of-pocket costs are included in Operating Expenses, while the reimbursements received are reported separately as Reimbursement Revenue in the Consolidated Statements of Operations.

As is customary in the industry, we will continue to exclude from revenue and expense in the Consolidated Statements of Income fees paid to investigators and the associated reimbursement since we acts as an agent on behalf of the pharmaceutical company sponsors with regard to investigator payments, in accordance with the Financial Accounting Standards Board Emerging Issues Task Force Rule No. 99-19, “Reporting Revenue Gross as a Principal versus Net as an Agent” (“EITF 99-19”). These investigator fees are not reflected in our Net Revenue, Reimbursement Revenue, Reimbursement Out-of-Pocket Expenses, and/or Direct Expenses. The amounts of these investigator fees were $2.4 million, $1.2 million, and $5.1 million for the years ended December 31, 2006, 2005, and 2004, respectively.

Concentration of Credit Risk

Our accounts receivable and costs and estimated earnings in excess of related billings on uncompleted contracts are concentrated with a small number of companies within the pharmaceutical, biotechnology and medical device industries. The significant majority of this exposure is to large, well established firms. Credit losses have historically been minimal. As of December 31, 2006, the total of accounts receivable and costs and estimated earnings in excess of related billings on uncompleted contracts was $8.0 million. Of this amount, the exposure to our three largest clients was 52% of the total, with the three largest clients representing 35%, 9% and 8% of total exposure, respectively. As of December 31, 2005, the total of accounts receivable and costs and estimated earnings in excess of related billings on uncompleted contracts was $1.5 million. Of this amount, the exposure to our three largest clients was 84% of the total, with the three largest clients representing 42%, 29%, and 13% of total exposure, respectively.

Stock-Based Compensation

Effective January 1, 2006 the company adopted SFAS No. 123R, “Share Based Payment” (“SFAS No. 123R”), using the Modified Prospective Approach. SFAS No. 123R revises SFAS No. 123, “Accounting for Stock-Based Compensation” (“SFAS No. 123”) and supersedes Accounting Principles Board (“APB”) Opinion No. 25, “Accounting for Stock Issued to Employees” (“APB No. 25”). SFAS No. 123R requires the cost of all share-based payments to employees, including grants of employee stock options, to be recognized in the financial statements based on their fair values at grant date, or the date of later modification, over the requisite service period. In addition, SFAS No. 123R requires unrecognized cost (based on the amounts previously disclosed in our pro forma footnote disclosure) related to options vesting after the date of initial adoption to be recognized in the financial statements over the remaining requisite service period. Accordingly, prior period amounts have not been restated.

Under the Modified Prospective Approach, the amount of compensation expense recognized includes compensation expense for all share-based payments granted prior to, but not yet fully vested as of January 1, 2006, based on the grant date fair value estimated in accordance with SFAS No. 123 and compensation expense for all share-based payments granted subsequent to January 1, 2006, based on the grant date fair value estimated in accordance with SFAS No. 123R. Prior to adoption of SFAS No. 123R, we determined share-based compensation expense by applying the intrinsic value method in accordance with APB No. 25.

Income Taxes

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

Goodwill and Intangible Assets

The Company follows the provisions of SFAS No. 141, “Business Combinations,” and SFAS No. 142, “Goodwill and Other Intangible Assets,” applicable to business combinations. In accordance with these standards, goodwill acquired in connection with the acquisition of Remedium was not amortized. However, the identifiable intangible assets acquired in connection with the acquisition of Remedium will be amortized over their useful lives. Under SFAS No. 142, goodwill is subject to impairment testing annually or whenever events or changes in circumstances indicate that the carrying amount may not be fully recoverable. If carrying value exceeds current fair value, then goodwill is considered impaired and is reduced to fair value via a charge to earnings. The identifiable intangibles acquired in connection with the acquisition of Remedium are also subject to impairment testing under SFAS No. 142, whenever events or changes in circumstances indicate that the carrying amount may not be fully recoverable. Should the value of goodwill or one or more of the identifiable intangibles become impaired, our consolidated earnings and net worth may be materially and adversely affected. In addition, impairment testing involves the use of accounting estimates and assumptions, changes in which could materially impact our financial condition or operating performance if actual results differ from such estimates and assumptions. As of December 31, 2006, we had goodwill of approximately $15.4 million and intangibles, net of amortization, of approximately $6.2 million resulting from the acquisition of Remedium on November 1, 2006.

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

Percentage of Net Revenue, Excluding Reimbursable Out-of-Pocket Expenses

	Year Ended December 31,
	2006	2005	2004
Net revenue	100.00%	100.00%	100.00%
Operating Expenses
Direct	62.98%	71.50%	98.30%
Selling, general and administrative	37.40%	39.20%	36.40%
Depreciation and amortization	4.56%	4.90%	5.60%
Loss from Operations	(4.94)%	(15.60)%	(40.30)%
Net Loss	(3.23)%	(15.60)%	(31.10)%

Year Ended December 31, 2006 Compared With Year Ended December 31, 2005

Net revenue for 2006 grew by $4.9 million to $15.3 million as compared to $10.4 million for 2005, an increase of 47%. This growth reflects an increase in the number of clinical studies and related contract values being managed by the Company’s US operations, and includes net revenues of $2.6 million attributable to Remedium for November and December 2006. Our backlog at the end of 2006 increased significantly as a result of new business signings and the acquisition of Remedium. At the end of 2006, backlog increased by $19.8 million to $42.5 million compared to $22.7 million at the end of 2005.

In 2004, net revenue was adversely affected by cost increases approximating $1.4 million or 8.8% in the cost to complete for two legacy projects that were winding down as they entered the final stage of their development schedules. These legacy projects experienced significant increases in their costs to complete without a corresponding increase in revenue in 2004 resulting in lower gross margins and reduced profitability on these projects. The changes in cost estimates and related revenue adjustments for these legacy projects had a material impact on our net income for 2004. In 2005 there was no material impact on net revenue related to these legacy projects which were completed during 2005. In 2006, changes in cost estimates regarding our existing contracts did not materially impact our net revenues.

We may experience similar annual cost increases in the future in our ongoing clinical projects without a corresponding increase in revenues. To the extent the actual estimated cost to complete utilized at the end of 2006 were higher by 5% and 10%, respectively, than the estimates actually utilized, the Company’s 2006 reported revenues would have been reduced by $266 thousand and $516 thousand, respectively. The Company’s consolidated net loss for 2006 would have increased by the same amount as the decline in revenues. This assumes that the Company would have been unsuccessful in negotiating change orders during 2006 that would provide for reimbursement of the excess costs. For periods beyond 2006, the impact on the Company’s net income and financial position would depend upon the actual costs incurred to complete the project and whether the Company was successful in negotiating change orders for reimbursement of the excess costs. See Footnote No. 2, Revenue Recognition, for the Company’s revenue recognition accounting policies.

Reimbursement revenue consisted of reimbursable out-of-pocket expenses incurred on behalf of our clients. Reimbursements are made at cost, without mark-up or profit, and therefore have no impact on net income.

Direct expenses included compensation and other expenses directly related to conducting clinical studies. These costs increased by $2.3 million to $9.7 million for the year ended December 31, 2006 from $7.4 million for the year ended December 31, 2005. The increase in direct expenses resulted principally from an increase in the level of clinical trial studies conducted by the Company during 2006. The increase in direct cost is principally due to headcount additions to meet the resource requirements of clinical studies being conducted by the Company. Direct expenses as a percentage of net revenue were 63% for the year ended December 31, 2006 as compared to 72% for the year ended December 31, 2005. The decrease as a percentage of net revenue was principally due to higher staff utilization on studies being conducted by the Company.

Selling, general, and administrative expenses included the salaries, wages and benefits of all administrative, financial and business development personnel and all other support expenses not directly related to specific contracts. Selling, general and administrative expenses for the year ended December 31, 2006 increased by $1.6 million to $5.7 million for the year ended December 31, 2006 from $4.1 million for the year ended December 31, 2005. The increase includes $1.3 million of selling, general and administrative cost for Remedium for the months of November and December 2006 and $389 thousand of stock based compensation expense associated with the adoption of SFAS No. 123R. Selling, general and administrative expenses as a percentage of net revenue were 37% for the year ended December 31, 2006 as compared to 39% of net revenue for the year ended December 31, 2005. The decrease as a percentage of revenue was primarily due to a 47% increase in revenues offset by stock based compensation expense related to the adoption of SFAS No. 123R.

Depreciation and amortization expense increased to $700 thousand for the year ended December 31, 2006 from $510 thousand for the year ended December 31, 2005, primarily as a result of amortization of intangibles related to the Remedium acquisition that was offset by a reduction in fixed asset additions during 2006 compared with 2005.

Loss from operations decreased by $867 thousand to $758 thousand, primarily for the reasons noted in the preceding paragraphs.

Net interest income for the year ended December 31, 2006 was $282 thousand compared to net interest income of $140 thousand for the year ended December 31, 2005. This increase resulted from our having more cash on hand combined with a higher rate of interest earned on invested cash deposits.

The effective income tax rate for the year ended December 31, 2006 and 2005 was not material. The Company had $2,038,000 of federal net operating loss carryforwards available at the end of 2005. The Company estimated that its 2006 taxable income in the United States was approximately $677,000 against which it applied the available net operating loss carryforwards. The Company recorded a valuation allowance of $1,361,000 against the remaining available loss carryforward. Income tax expense of $19 thousand related to taxes payable on income earned in certain countries in Europe

The net loss for the year ended December 31, 2006 decreased to ($495) thousand, or $(.04) per diluted share, as compared to $(1.5) million, or $(0.11) per diluted share for the year ended December 31, 2005 for the reasons noted above.

Year Ended December 31, 2005 Compared With Year Ended December 31, 2004

Net revenue for 2005 decreased $3.2 million to $10.4 million as compared to $13.6 million for 2004, a decline of 24%. The decline in net revenues for 2005 was due to the completion of several major clinical studies that were in process at the beginning of 2005, combined with delays in starting new clinical studies that were signed in the second half of 2005. Approximately 61% of net revenue for 2005 was attributable to studies that were in process at the beginning of 2005. The Company experienced delays in starting several new studies signed in the second half of 2005, due primarily to unforeseen regulatory issues. We were awarded several new business contracts late in the fourth quarter of 2005 which did not generate any significant revenues until 2006. Our backlog at the end of 2005 increased significantly as a result of these new business signings. At the end of 2005, backlog increased by $7.7 million to $22.7 million compared to $15 million at the end of 2004.

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

Liquidity and Capital Resources

Our primary cash needs are for the payment of salaries and fringe benefits, hiring and recruiting expenses, business development costs, acquisition-related costs, capital expenditures, and facilities–related expenses. Our principal source of cash is from contracts with clients. If we are unable to generate new contracts with existing and new clients and/or if the level of contract cancellations increases, revenues and cash flow will be adversely affected. Absent a material adverse change in the level of the Company’s new business bookings or contract cancellations, we believe that our existing capital resources, together with cash flow from operations, will be sufficient to meet our foreseeable cash needs for the next twelve months. However, if we significantly expand our business through acquisitions and/or continue to incur a loss from operations we may need to raise additional funds through the sale of debt or equity securities in order to keep operating our business.

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

Net revenue is recognized on a proportional performance basis. We typically receive a low volume of large-dollar receipts. As a result, the number of days net revenue outstanding in accounts receivable, costs and estimated earnings in excess of related billings, customer advances, and billings in excess of related costs will fluctuate due to the timing and size of billings and cash receipts. At December 31, 2006, the net days revenue outstanding was (37) days compared to 49 days at December 31, 2005. Compared to December 31, 2006, accounts receivable on a consolidated basis increased $5.5 million to $6.6 million at December 31, 2006, primarily due to the acquisition of Remedium Oy. Of the accounts receivable balance at December 31, 2006, less than 1% of the total was over 60 days past the due date.

Compared to December 31, 2005, costs and estimated earnings in excess of related billings on uncompleted contracts increased $1.0 million to $1.4 million at December 31, 2006. The increase is the result of certain billing milestones contained in the contracts with our clients that the Company did not reach as of December 31, 2006. The balance at

December 31, 2006 primarily consisted of three clinical trials, which individually constituted 40%, 18% and 13% of the balance. These amounts are expected to be billed during 2007 as billing milestones are met. The liability account billings in excess of related costs and estimated earnings on uncompleted contracts increased $2.4 million to $3.7 million as of December 31, 2006 from $1.3 million as of December 31, 2005. This increase resulted from the achievement of certain billing milestones contained in the contracts with our clients and advance service billings for contracts signed as of December 31, 2006. The $3.8 million increase in customer advances to $4.8 million as of December 31, 2006 from $1.0 million as of December 31, 2005 resulted primarily from the receipt of funds from customers for investigator payments and pass through expenses for recently signed studies.

Our net cash provided by operating activities decreased by $2.2 million to $1.9 million for the year ended December 31, 2006 from $4.1 million for the year ended December 31, 2005. This change primarily resulted from increases in our accounts receivable, cost and estimated earnings in excess of related billings on uncompleted contracts, which was offset by increases in billings in excess of related costs and estimated earnings on uncompleted contracts and customer advances.

Net cash used by investing activities increased $3.5 million to $3.6 million for the year ended December 31, 2006 from $86 thousand for the year ended December 31, 2005. The increase was principally due to $3.3 million of cash used to acquire Remedium and $236 thousand for purchases of property, equipment and leasehold improvements compared with $86 thousand for the year ended December 31, 2005. Purchases of property and equipment for the year ended December 31, 2006 included leasehold improvements, software and hardware, including host servers and computers for our corporate office and field-based personnel. Net cash provided by financing activities was $41 thousand for the year ended December 31, 2006, compared with net cash used by financing activities of $13 thousand for the year ended December 31, 2005. The primary difference related to net proceeds from the exercise of stock options of $67 thousand for the year ended December 31, 2006, offset by the cost of treasury stock acquired of $306 thousand. As a result of these cash flows, our cash and cash equivalents balance at December 31, 2006 was $5.5 million as compared to $7.1 million at December 31, 2005, a decrease of $1.6 million.

The Company has two significant lines of credit for its European operations. The first credit facility amounting to $660,150 is with Svenska Handelsbanken AB with interest charged at Handlesbanken Avista +0.9%, which at year-end was approximately 3%. The second significant line of credit amounting to $396,090 is with Okopankki Oyj with interest charged at 1 month euribor +0.5%, which at year end was approximately 3%. None of the combined facility was used at year-end. Commitments by the banks generally expire one year from the date of the agreement and are generally renewed. (Amounts were converted based on an exchange rate of 1.00 EUR ~ 1.3203 USD.)

The Company has incurred losses in recent years. However, we believe we will be able to return to being a profitable business as a result of our acquisition of Remedium, anticipated new business awards combined with a leaner cost structure, increased backlog and a more favorable mix of existing contracts. Management believes that cash on hand and cash from operations will be sufficient to meet the Company’s obligations for the foreseeable future. In the event that we are not able to develop new business or existing contracts are terminated, there is a potential risk that the Company will not achieve profitability and, accordingly, might not be able to meet future cash obligations. There can be no assurance that anticipated new business will be obtained and if such business is not obtained our financial results, financial position and cash flow could be adversely and materially affected.

Off Balance Sheet Financing Arrangements

As of December 31, 2006, we did not have any off-balance sheet financing arrangements or any equity ownership interests in any variable interest entity or other minority owned ventures.

Contractual Obligations and Commitments

We did not enter into any new capital lease obligations in 2004, 2005 or 2006. Prior capital lease obligations were recorded as assets and in general were for peripheral office equipment. We are committed under a number of non-cancelable operating leases, primarily related to office space and office equipment.

Below is a summary of our future payment commitments by year under contractual obligations as of December 31, 2005. Actual amounts paid under these agreements could be higher or lower than the amounts shown below as a result of changes in volume and other variables:

	Total	1 Year	2-3 Years	4-5 Years	>5 Years
Obligations under capital leases	$39,630	$31,074	$7,791	$—	$—
Operating leases	5,310,103	2,338,240	2,977,926	—	—
Cash payment to Remedium shareholders	1,500,000	1,500,000	—	—	—
Employment agreement	779,167	275,000	504,167	—	—
Service agreements	371,026	281,290	70,305	19,431	—

	$7,999,926	$4,426,234	$3,554,261	$19,431	$—

In 2007, we anticipate capital expenditures of approximately $200,000—$250,000 for leasehold improvements, software applications, workstations, personal computer equipment and related assets. A significant portion of our service agreement commitments, which are primarily comprised of investigator payments, are expected to be reimbursed under agreements with clients.

Recently Issued Accounting Standards

Effective January 1, 2006, we adopted SFAS No. 123R, “Share-Based Payment,” using the Modified Prospective Approach. See Note 9 to Encorium’s Consolidated Condensed Financial Statements for the year ended December 31, 2006 for further detail regarding the adoption of this standard.

In September 2006, the FASB issued SFAS No. 157, “Fair Value Measurement” (“SFAS No. 157”). SFAS No. 157 defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles (GAAP), and expands disclosures about fair value measurements. This statement is effective for fiscal years beginning after November 15, 2007, and interim periods within those fiscal years. We are currently evaluating the future impact of SFAS No. 157 on our consolidated financial statements or results of operations.

In September 2006, the FASB issued SFAS No. 158, “Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans—an amendment of FASB Statements No. 87, 88, 106, and 132(R)” (“SFAS No. 158”). SFAS No. 158 requires an employer to recognize the over funded or under funded status of a defined benefit postretirement plan (other than a multiemployer plan) as an asset or liability in its statement of financial position and to recognize changes in that funded status in the year in which the changes occur through comprehensive income of a business. SFAS No. 158 also requires an employer to measure the funded status of a plan as of the date of its year-end statement of financial position, with limited exceptions. This statement is effective for the first fiscal year ending after December 15, 2006 for initial recognition and December 15, 2008 for measurement of plan assets and benefit obligations. We have evaluated the impact of SFAS No. 158 as a result of our acquisition of Remedium Oy and have determined that it will not have a material impact on our consolidated financial statements or results of operations.

In September 2006, the SEC Staff issued Staff Accounting Bulletin No. 108, “Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in the Current Year Financial Statements” (“SAB No. 108”). SAB No. 108 requires the use of two alternative approaches in quantitatively evaluating materiality of misstatements. If the misstatement as quantified under either approach is material to the current year financial statements, the misstatement must be corrected. If the effect of correcting the prior year misstatements in the current year income statement is material, the prior year financial statements should be corrected. In the year of adoption the misstatements may be corrected as an accounting change by adjusting opening retained earnings rather than being included in the current year income statement. This bulletin is effective for the first fiscal year ending after November 15, 2006. We have evaluated the impact of SAB No. 108 and have determined that it will not have a material impact on our consolidated financial statements

In July 2006, the FASB issued Financial Interpretation Number 48, “Accounting for Uncertainty in Income Taxes, an interpretation of SFAS 109” (“FIN 48”), which will become effective for the Company on January 1, 2007. FIN 48 prescribes a “more likely than not” threshold for financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. The amount recognized is measured as the largest amount of benefit that is greater than 50 percent likely of being realized upon ultimate settlement with taxing authorities. This Interpretation also provides guidance regarding interest and penalties associated with tax positions, accounting for income taxes in interim periods, and income tax disclosures. The Company will be required to apply the provisions of FIN 48 to all tax positions upon initial adoption with any cumulative effect adjustment to be recognized as an adjustment to retained earnings. We are currently evaluating the effect of FIN 48 on our consolidated financial statements, but do not expect any material impact.

ITEM 7A.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Market Risk

The fair values of cash and cash equivalents, restricted cash, accounts receivable, costs and estimated earnings in excess of related billings on uncompleted contracts, accounts payable, accrued expenses and billings in excess of related costs and estimated earnings on uncompleted contracts were not materially different than their carrying amounts as reported at December 31, 2006 and December 31, 2005.

As of December 31, 2006, the Company was not counter party to any forward foreign exchange contracts or any other transaction involving a derivative financial instrument.

Foreign Currency Exchange Risk

The Company is exposed to foreign currency exchange risk through its international operations. For the year ended December 31, 2006, approximately 20% of our net revenue was derived from contracts denominated in currencies other than U.S. Dollars. As a result of our acquisition of Remedium, we expect that net revenues from international operations will increase in the future and that a larger percentage of our net revenues will be derived from contracts denominated in currencies other than the U.S. Dollar. Since our financial results are reported in U.S. Dollars, changes in foreign currency exchange rates could adversely affect our results of operations and financial condition. To date, we have not engaged in any derivative or contractual hedging activities related to our foreign exchange exposures. We believe that these exposures are limited by virtue of their size relative to our overall operations as well as the partial natural hedge afforded by our local currency expenditures to service these local currency contracts.

Assets and liabilities of the Company’s international operations are translated into U.S. Dollars at exchange rates in effect on the balance sheet date and equity accounts are translated at historical exchange rates. Revenue and expense items are translated at average exchange rates in effect during the period. Gains or losses from translating foreign currency financial statements are recorded in a separate stockholders equity account entitled “Accumulated Other Comprehensive Income”. The cumulative translation adjustment included in accumulated other comprehensive income for the years ended December 31, 2006, December 31, 2005 and December 31, 2004 was $27 thousand, ($23) thousand, and $45 thousand, respectively.

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

Our management, including our principal executive and principal financial officers, has evaluated any changes in our internal control over financial reporting that occurred during the year ended December 31, 2006, and has concluded that there was no change that occurred during the quarter ended December 31, 2006 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART III

ITEM 10.	DIRECTORS AND EXECUTIVE OFFICERS OF REGISTRANT

Information concerning Directors, Executive Officers, Promoters and Control Persons; Compliance with Section 16(a) of the Exchange Act, is incorporated herein by reference to the similarly titled section in our definitive proxy materials for our 2007 Annual Meeting of Stockholders.

The Company has adopted a Code of Business Conduct and Ethics that applies to all of its directors, officers and employees. Additionally, it has adopted a Financial Code of Conduct for the Chief Executive Officer and the Chief Financial Officer and any persons who provide similar functions. Both documents are available for review on the Company’s website at www.encorium.com, under the Corporate Governance section. The Company intends to satisfy the applicable disclosure requirements under Item 5.05 of Form 8-K regarding an amendment to, or waiver from, a provision of its Codes of Conduct on its website, except as otherwise required by applicable Nasdaq requirements.

ITEM 11.	EXECUTIVE COMPENSATION

Information concerning Executive Compensation is incorporated herein by reference to the similarly titled section in our definitive proxy materials for our 2007 Annual Meeting of Stockholders.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

Information concerning Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters is incorporated herein by reference to the similarly titled section in our definitive proxy materials for our 2007 Annual Meeting of Stockholders.

The following table details information regarding the Company’s existing equity compensation plans as of December 31, 2006:

Equity Compensation Plan Information

Plan Category	(a) Number of securities to be issued upon exercise of outstanding options, warrants and rights	(b) Weighted- average exercise price of outstanding options, warrants and rights	(c) Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))
Equity compensation plans approved by security holders	1,130,550	2.53	1,010,715
Equity compensation plans not approved by security holders	—	—	—

Total	1,130,550	2.53	1,010,715

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

Information concerning Certain Relationships and Related Transactions is incorporated herein by reference to the similarly titled section in our definitive proxy materials for our 2007 Annual Meeting of Stockholders.

ITEM 14.	PRINCIPAL ACCOUNTANT FEES AND SERVICES

Information concerning Principal Accountant Fees and Services is incorporated herein by reference to the similarly titled section in our definitive proxy materials for our 2007 Annual Meeting of Stockholders.

PERFORMANCE GRAPH

The following Performance Graph and related information shall not be deemed “soliciting material” or to be “filed” with the Securities and Exchange Commission, nor shall such information be incorporated by reference into any future filing under the Securities Act of 1933 or Securities Exchange Act of 1934, each as amended, except to the extent that the Company specifically incorporates it by reference into such filing.

The following line graph shows the percentage change in the cumulative total return performance (assuming reinvestment of dividends) to holders of Common Stock with that of the Nasdaq Stock Market (U.S. companies) and a self-constructed peer group index of contract research organizations (comprised of Kendle, International, Icon plc, Parexel, Inc., Pharmaceutical Product Development, Inc., SFBC International, and Covance, Inc.). The comparison includes the period from January 1, 2001 through December 31, 2006. Shares of the Company’s Common Stock are traded on the Nasdaq Capital Market under the symbol “ENCO.” The comparison of the cumulative return for each investment assumes that $100 was invested in Common Stock and in each index on January 1, 2001.

PART IV

ITEM 15.	EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

(a)	Financial Statement Schedule.

Schedule II- Valuation and Qualifying Accounts. Filed herewith.

(b)	Exhibits

2.1	Combination Agreement by and among Covalent Group, Inc., Kai Lindevall, Jan Lilja, Sven-Erik Nilsson, Vesa Manninen, Seppo Oksanen, Heikki Vapaatalo, Riitta Korpela, Agneta Lindevall, and NTGLT PHARMA BVBA incorporated by reference to Exhibit 2.1 to our Annual Report on Form 10-K filed with the Securities and Exchange Commission on March 29, 2006.

2.2	Amended and Restated Combination Agreement dated as of July 6, 2006 by and among Covalent Group, Inc., Kai Lindevall, Jan Lilja, Sven-Erik Nilsson, Vesa Manninen, Seppo Oksanen, Heikki Vapaatalo, Riitta Korpela, Agneta Lindevall, and NTGLT PHARMA BVBA incorporated by reference to Exhibit 2.1 to our Current Report on Form 8-K filed with the Securities and Exchange Commission on July 7, 2006.

3.1	Certificate of Incorporation of Covalent Group, Inc., filed with the Secretary of State of the State of Delaware on April 16, 2002 incorporated by reference to Exhibit 3.1 to our Current Report on Form 8-K filed with the Securities and Exchange Commission on July 2, 2002.

3.2	Certificate of Amendment of Certificate of Incorporation of Covalent Group, Inc. Filed herewith.

3.3	Bylaws of Covalent Group, Inc. incorporated by reference to Exhibit 3.2 to our Current Report on Form 8-K filed with the Securities and Exchange Commission on July 2, 2002.

4.1	Lock-Up Agreement, dated November 1, 2006, by and among Encorium Group, Inc. and Kai Lindevall, Jan Lilja, Sven-Erik Nilsson, Vesa Manninen, NTGLT Pharma BVBA, Seppo Oksanen, Heikki Vapaatalo, Riitta Korpela and Agneta Lindevall incorporated by reference to Exhibit 4.1 to our Current Report on Form 8-K filed with the Securities and Exchange Commission on November 6, 2006.

4.2	Option Exchange Agreement incorporated by reference to Exhibit 4.2 to our Current Report on Form 8-K filed with the Securities and Exchange Commission on November 6, 2006.

4.3*	Form of Non-Qualified Stock Option Award Agreement incorporated by reference to Exhibit 4.2 to our Current Report on Form 8-K filed with the Securities and Exchange Commission on December 14, 2006.

4.4*	Form of Incentive Stock Option Award Agreement incorporated by reference to Exhibit 4.3 to our Current Report on Form 8-K filed with the Securities and Exchange Commission on December 14, 2006.

10.1*	Covalent Group, Inc. 2002 Equity Incentive Plan incorporated by reference to Appendix E to our Definitive Proxy Statement filed with the Securities and Exchange Commission on April 30, 2002.

10.2*	Amended and Restated Covalent Group, Inc. 1996 Stock Incentive Plan incorporated by reference to Annex A of our Definitive Proxy Statement filed with the Securities and Exchange Commission on May 1, 2000.

10.3*	1995 Stock Option Plan incorporated by reference to Annex A of our Definitive Proxy Statement filed with the Securities and Exchange Commission on May 10, 2000.

10.4*	Covalent Group, Inc. 2006 Equity Incentive Plan incorporated by reference to Appendix D of our Definitive Proxy Statement filed with the Securities and Exchange Commission on September 15, 2006.

10.5	Second Amendment to Lease between Dean Witter Realty Income Partnership II, L.P. and Covalent Group, Inc. dated November 14, 1996 incorporated by reference to Exhibit 10.3 to our Annual Report on Form 10-KSB filed with the Securities and Exchange Commission on March 30, 1998.

10.6	Fourth Amendment to Lease between FV Office Partners, L.P. (successor to Dean Witter Realty Income Partnership III, L.P.) and Covalent Group, Inc. dated November 27, 2001 incorporated by reference to Exhibit 10.13 to our Annual Report on Form 10-KSB filed with the Securities and Exchange Commission on April 1, 2002.

10.7	Fifth Amendment to Lease between FV Office Partners, L.P. and Covalent Group, Inc. dated December 13, 2002 incorporated by reference to Exhibit 10.23 to our Annual Report on Form 10-KSB filed with the Securities and Exchange Commission on March 31, 2003.

10.8*	Employment Agreement between Covalent Group, Inc. and Kenneth M. Borow, M.D. dated as of March 31, 2003 incorporated by reference to Exhibit 10.42 to our Annual Report on Form 10-KSB filed with the Securities and Exchange Commission on March 31, 2003.

10.9*	Form of Indemnification Agreement between Covalent Group, Inc., a Delaware Corporation, and its officers and directors incorporated by reference to Exhibit 10.1 to our Quarterly Report on Form 10-QSB filed with the Securities and Exchange Commission on August 13, 2002.

10.10	Letter Agreement between Covalent Group, Inc. and Lawrence R. Hoffman dated July 21, 2004 incorporated by reference to Exhibit 10.11 to our Quarterly Report on Form 10-Q filed with the Securities and Exchange Commission on November 15, 2004.

10.11*	Executive Severance Agreement between Covalent Group Inc. and Lawrence R. Hoffman dated September 28, 2005 incorporated by reference to Exhibit 10.1 on our Current Report on Form 8-K filed with the Securities and Exchange Commission on October 4, 2005.

10.12	Lease Agreement between Ealing Studios and Covalent Group Limited dated March 7, 2006 incorporated by reference to Exhibit 10.13 to our Annual Report on Form 10-K filed with the Securities and Exchange Commission on March 29, 2006.

10.13*	Employment Agreement, dated November 1, 2006, by and among Remedium Oy, Encorium Group, Inc. and Kai Lindevall incorporated by reference to Exhibit 10.1 to our Current Report on Form 8-K filed with the Securities and Exchange Commission on November 6, 2006 .

10.14*	Executive Severance Agreement, dated November 1, 2006, by and between Encorium Group, Inc. and Kai Lindevall incorporated by reference to Exhibit 10.2 to our Current Report on Form 8-K filed with the Securities and Exchange Commission on November 6, 2006

21	Subsidiaries of the Registrant. Filed herewith.

23	Consent of Deloitte & Touche LLP. Filed herewith.

31.1	Certification of Chief Executive Officer required by Rule 13a-14(a) or Rule 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002. Filed herewith.

31.2	Certification of Principal Accounting Officer required by Rule 13a-14(a) or Rule 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002. Filed herewith.

32.1	Certification pursuant to 18 U.S.C. § 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. Filed herewith.

32.2	Certification pursuant to 18 U.S.C. § 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. Filed herewith.

*	This exhibit is a management contract or arrangement required to be filed as an exhibit to this report.

ENCORIUM GROUP, INC.

CONSOLIDATED FINANCIAL STATEMENTS

YEARS ENDED DECEMBER 31, 2006, 2005 and 2004

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of:

Encorium Group, Inc.

Wayne, Pennsylvania

We have audited the accompanying consolidated balance sheets of Encorium Group, Inc. and subsidiaries (the “Company”) as of December 31, 2006 and 2005, and the related consolidated statements of operations, stockholders’ equity, and cash flows for each of the three years in the period ended December 31, 2006. Our audits also included the financial statement schedule listed in the Index at Item 15. These financial statements and financial statement schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on the financial statements and financial statement schedule based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audits included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of Encorium Group, Inc. and subsidiaries as of December 31, 2006 and 2005, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2006, in conformity with accounting principles generally accepted in the United States of America. Also, in our opinion, such financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

Philadelphia, Pennsylvania

March 30, 2007

Encorium Group, Inc.

Consolidated Statements of Operations

	Twelve Months Ended December 31,
	2006	2005	2004
Net revenue	$15,325,822	$10,403,079	$13,589,614
Reimbursement revenue	2,358,691	2,323,921	5,387,731

Total Revenue	17,684,513	12,727,000	18,977,345

Operating Expenses
Direct	9,652,920	7,441,145	13,360,367
Reimbursement out-of-pocket expenses	2,358,691	2,323,921	5,387,731
Selling, general and administrative	5,731,388	4,076,696	4,942,316
Depreciation and amortization	699,286	510,338	758,779

Total Operating Expenses	18,442,285	14,352,100	24,449,193

Loss from Operations	(757,772)	(1,625,100)	(5,471,848)
Interest Income	293,061	150,112	13,625
Interest Expense	(10,883)	(9,751)	(10,425)

Net Interest Income	282,178	140,361	3,200

Loss before Income Taxes	(475,594)	(1,484,739)	(5,468,648)
Income Tax Expense (Benefit)	18,817	—	(1,245,353)

Net Loss	$(494,411)	$(1,484,739)	$(4,223,295)

Net Loss per Common Share
Basic	$(0.04)	$(0.11)	$(0.32)
Diluted	$(0.04)	$(0.11)	$(0.32)
Weighted Average Common and Common Equivalent Shares Outstanding
Basic	13,990,321	13,346,915	13,238,778
Diluted	13,990,321	13,346,915	13,238,778

See accompanying notes to the consolidated financial statements.

Encorium Group, Inc.

Consolidated Balance Sheets

	December 31, 2006	December 31, 2005
Assets
Current Assets
Cash and cash equivalents	$5,533,093	$7,104,081
Investigator advances	1,299,682	1,009
Accounts receivable, less allowance of $97,000 and $35,093 for 2006 and 2005, respectively	6,583,393	1,109,781
Prepaid expenses and other	562,940	312,408
Prepaid taxes	2,375	13,040
Costs and estimated earnings in excess of related billings on uncompleted contracts	1,430,045	383,598

Total Current Assets	15,411,528	8,923,917

Property and Equipment, Net	1,048,219	897,189
Intangible Assets
Goodwill	15,372,540	—
Other Intangibles, Net	6,197,584	—
Other assets	267,179	21,665

Total Assets	$38,297,050	$9,842,771

Liabilities and Stockholders’ Equity
Current Liabilities
Accounts payable	$1,392,260	$405,384
Accrued expenses	3,111,614	231,249
Accrued acquisition costs	5,714,780	—
Deferred Taxes	623,972	—
Obligations under capital leases	29,205	26,314
Billings in excess of related costs and estimated earnings on uncompleted contracts	3,673,435	1,344,794
Customer advances	4,774,112	1,020,102

Total Current Liabilities	19,319,378	3,027,843

Long Term Liabilities
Obligations under capital leases	7,790	36,995
Deferred Taxes	1,093,254	—
Other liabilities	574,795	465,369

Total Long Term Liabilities	1,675,839	502,364

Total Liabilities	20,995,217	3,530,207

Stockholders’ Equity
Common stock, $.001 par value 35,000,000 shares authorized, 17,498,575 and 13,501,333 shares issued and outstanding respectively	17,499	13,502
Additional paid-in capital	23,720,213	12,028,415
Accumulated deficit	(5,912,527)	(5,418,116)
Accumulated other comprehensive income	174,872	147,737

Less:	18,000,057	6,771,538
Treasury stock, at cost, 230,864 shares and 152,932 shares	(698,224)	(458,974)

Total Stockholders’ Equity	17,301,833	6,312,564

Total Liabilities and Stockholders’ Equity	$38,297,050	$9,842,771

See accompanying notes to the consolidated financial statements.

Encorium Group, Inc.

Consolidated Statements of Stockholders Equity

	Number of Common Shares	Par Value	Additional Paid-In Capital	Retained Earnings (Accum. Deficit)	Accum. Other Comprehensive Income	Treasury Stock at Cost	Total Stockholders’ Equity
Balance at December 31, 2003	13,235,483	$13,235	$11,372,674	$289,918	$124,865	$(458,974)	$11,341,718
Net Loss				(4,223,295)			(4,223,295)
Other comprehensive income
Foreign currency translation adjustment					45,424		45,424

Total comprehensive loss							(4,177,871)
Issuance of common shares - exercise of stock options	260,183	261	645,148				645,409

Balance at December 31, 2004	13,495,666	$13,496	$12,017,822	$(3,933,377)	$170,289	$(458,974)	$7,809,256
Net Loss				(1,484,739)			(1,484,739)
Other comprehensive loss
Foreign currency translation adjustment					(22,552)		(22,552)

Total comprehensive loss							(1,507,291)
Issuance of common shares - exercise of stock options	5,667	6	10,593				10,599

Balance at December 31, 2005	13,501,333	$13,502	$12,028,415	$(5,418,116)	$147,737	$(458,974)	$6,312,564
Net Loss				(494,411)			(494,411)
Other comprehensive loss
Foreign currency translation adjustment					27,135		27,135

Total comprehensive loss							(467,276)
FAS 123R Compensation			389,514				389,514
Issuance of common shares - exercise of stock options	110,316	110	306,171			(239,250)	67,031
Issuance of common shares - Remedium Oy acquisition	3,886,926	3,887	10,996,113				11,000,000

Balance at December 31, 2006	17,498,575	$17,499	$23,720,213	$(5,912,527)	$174,872	$(698,224)	$17,301,833

See accompanying notes to the consolidated financial statements.

Encorium Group, Inc.

Consolidated Statements of Cash Flows

	Twelve Months Ended December 31,
	2006	2005	2004
Operating Activities:
Net Loss	$(494,411)	$(1,484,739)	$(4,223,295)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation and amortization	699,286	510,338	758,779
Share-based compensation expense	389,514	—	—
Changes in assets and liabilities;
Investigator advances	(1,298,673)	144,603	458,573
Accounts receivable	(3,326,765)	4,100,169	499,376
Prepaid expenses and other	601,664	(154,121)	8,035
Prepaid taxes	10,665	1,119,275	135,186
Costs and estimated earnings in excess of related billings on uncompleted contracts	(999,296)	1,284,349	7,073,017
Other assets	(4,667)	—	—
Accounts payable	414,903	(696,404)	(2,443,251)
Accrued expenses	237,189	(161,136)	128,721
Other liabilities	(130,868)	(116,341)	(116,340)
Deferred taxes	19,502	—	(211,040)
Billings in excess of related costs and estimated earnings on uncompleted contracts	2,061,324	(425,481)	588,849
Customer advances	3,738,062	(60,367)	(1,952,289)

Net Cash Provided by Operating Activities	1,917,429	4,060,145	704,321

Investing Activities:
Remedium acquisition, net of cash acquired	(3,331,904)	—	—
Cash paid for property and equipment	(235,606)	(86,388)	(274,587)

Net Cash Used In Investing Activities	(3,567,510)	(86,388)	(274,587)

Financing Activities:
Net payments under capital leases	(26,314)	(23,709)	(24,268)
Proceeds from exercise of stock options	67,031	10,559	645,409

Net Cash Provided By (Used) Financing Activities	40,717	(13,110)	621,141

Effect of Exchange Rate Changes on Cash and Cash Equivalents	38,376	(22,552)	45,424
Net Increase (Decrease) In Cash and Cash Equivalents	(1,570,988)	3,938,095	1,096,299
Cash and Cash Equivalents, Beginning of Period	7,104,081	3,165,986	2,069,687

Cash and Cash Equivalents, End of Period	$5,533,093	$7,104,081	$3,165,986

Supplemental Disclosure of Non Cash Investing Activities:
Issuance of Common Stock in connection with the Remedium acquisition	$11,000,000	$—	$—
Accrued acquisition costs for the Remedium acquisition	$5,714,780	$—	$—
Deferred tax liability related to goodwill and other intangibles resulting from the Remedium acquisition	$1,697,724	$—	$—

See accompanying notes to the consolidated financial statements.

ENCORIUM GROUP, INC

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.	DESCRIPTION OF BUSINESS:

In this discussion, the terms, “Company”, “we”, “us”, and “our”, refer to Encorium Group, Inc. and subsidiaries (formerly known as, “Covalent Group, Inc.”), except where it is made clear otherwise.

We are a clinical research organization, that engages in the design and management of complex clinical trials for the pharmaceutical, biotechnology and medical device industries. Our mission is to provide our clients with high quality, full-service support for their clinical trials. We offer therapeutic expertise, experienced team management and advanced technologies. Our headquarters is based in Wayne, Pennsylvania and our International operations are based in Espoo, Finland.

Our clients consist of many of the largest companies in the pharmaceutical, biotechnology and medical device industries. From protocol design and clinical program development, to proven patient recruitment, to managing the regulatory approval process, we have the resources to directly implement or manage Phase I through Phase IV clinical trials and to deliver clinical programs on time and within budget. We have clinical trial experience across a wide variety of therapeutic areas such as cardiovascular, endocrinology/metabolism, diabetes, neurology, oncology, immunology, vaccines, infectious diseases, gastroenterology, dermatology, hepatology, women’s’ health and respiratory medicine. We have the capacity and expertise to conduct clinical trials on a global basis.

In November 2006, we expanded our international operations with the acquisition of Remedium Oy (“Remedium”), a CRO founded in 1996 in Finland, which offers clinical trial services to the pharmaceutical and medical device industries. With this acquisition , we gained a Northern and Eastern European presence to support existing clinical trial contracts and expand our presence internationally. We were incorporated in August 1989 in Nevada and in June 2002, the Company changed its state of incorporation to Delaware.

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

Consolidation

The consolidated financial statements for 2006, 2005 and 2004 include our accounts and the accounts of our wholly-owned subsidiaries. Intercompany transactions and balances have been eliminated in consolidation.

Cash and Cash Equivalents

We consider all highly liquid debt instruments purchased with an original maturity of three months or less to be cash equivalents.

ENCORIUM GROUP, INC

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – CONTINUED

Investigator Advances

We received advance payments from one of our clients as part of a long-term contract, which includes a separate cash account to be utilized for payment of investigator fees. As of December 31, 2006 and 2005, this cash amount was $1.3 million and $1 thousand, respectively. This amount is also included in customer advances in the accompanying balance sheets.

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

ENCORIUM GROUP, INC

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – CONTINUED

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

Our operations have experienced, and may continue to experience, period-to-period fluctuations in net revenue and results from operations. Because we generate a large proportion of our revenues from services performed at hourly rates, our revenues in any period is directly related to the number of employees and the number of hours worked by those employees during that period. Our results of operations in any one quarter can fluctuate depending upon, among other things, the number of weeks in the quarter, the number and related contract value of ongoing client engagements, the commencement, postponement and termination of engagements in the quarter, the mix of revenue, the extent of cost overruns, employee hiring, vacation patterns, exchange rate fluctuations and other factors.

Reimbursable Out-of-Pocket Expenses

On behalf of our clients, we pay fees to investigators and other out-of-pocket costs for which we are reimbursed at cost, without mark-up or profit. Effective January 1, 2002, in connection with the required implementation of FASB Emerging Issues Task Force Rule No. 01-14 (“EITF 01-14”), “Income Statement Characterization of Reimbursements Received for ‘Out-of-Pocket’ Expenses Incurred”, out-of-pocket costs are included in Operating Expenses, while the reimbursements received are reported separately as Reimbursement Revenue in the Consolidated Statements of Operations.

As is customary in the industry, we will continue to exclude from revenue and expense in the Consolidated Statements of Income fees paid to investigators and the associated reimbursement since we acts as an agent on behalf of the pharmaceutical company sponsors with regard to investigator payments, in accordance with the Financial Accounting Standards Board Emerging Issues Task Force Rule No. 99-19 (“EITF 99-19”), “Reporting Revenue Gross as a Principal versus Net as an Agent”. These investigator fees are not reflected in our Net Revenue, Reimbursement Revenue, Reimbursement Out-of-Pocket Expenses, and/or Direct Expenses. The amounts of these investigator fees were $2.4 million, $1.2 million, and $5.1 million for the years ended December 31, 2006, 2005, and 2004 respectively.

Accounts Receivable

Accounts receivable and costs and estimated earnings in excess of related billings on completed contracts represent amounts due from our clients who are concentrated primarily in the pharmaceutical, biotechnology and medical device industries. Included in accounts receivable are amounts due from clients in connection with unbilled out-of-pocket pass-through costs in the amount of $223 thousand as of December 31, 2006 and $94 thousand as of December 31, 2005.

Concentration of Credit Risk

Our accounts receivable and costs and estimated earnings in excess of related billings on uncompleted contracts are concentrated with a small number of companies within the pharmaceutical, biotechnology and medical device industries. The significant majority of this exposure is to large, well established firms. Credit losses have historically been minimal. As of December 31, 2006, the total of accounts receivable and costs and estimated earnings in excess of related billings on uncompleted contracts was $8.0 million. Of this amount, the exposure to our three largest clients was 52% of the total, with the three largest clients representing 35%, 9% and 8% of total exposure, respectively. As of December 31, 2005, the total of accounts receivable and costs and estimated earnings in excess of related billings on uncompleted contracts was $1.5 million. Of this amount, the exposure to our three largest clients was 84% of the total, with the three largest clients representing 42%, 29%, and 13% of total exposure, respectively.

ENCORIUM GROUP, INC

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – CONTINUED

Financial Instruments

The fair value of cash and cash equivalents, restricted cash, accounts receivable, costs and estimated earnings in excess of related billings on uncompleted contracts, accounts payable, accrued expenses and billings in excess of related costs and estimated earnings on uncompleted contracts were not materially different than their carrying amounts as reported at December 31, 2006 and December 31, 2005.

As of December 31, 2006, the Company was not a counter party to any forward foreign exchange contracts or any other transaction involving a derivative financial instrument.

Property and Equipment

Property and equipment are recorded at cost. Depreciation is provided using the straight-line method over the estimated useful lives of the assets, which range from 3 to 8 years for equipment and furniture and fixtures and the remaining lease term for leasehold improvements and assets under capital lease. Depreciation and amortization for the years ended December 31, 2006, 2005 and 2004 was $367 thousand, $510 thousand and $759 thousand, respectively. Expenditures for maintenance and repairs are charged to expense as incurred. When assets are sold, retired, or fully depreciated the cost and accumulated depreciation are removed from the accounts, and any gain or loss on the sale of property and equipment is included in operations.

Stock-Based Compensation

Effective January 1, 2006 the company adopted SFAS No. 123R, “Share Based Payments” (“SFAS No. 123R”), using the Modified Prospective Approach. SFAS No. 123R revises SFAS No. 123, “Accounting for Stock-Based Compensation” (“SFAS No. 123”) and supersedes APB Opinion No. 25, “Accounting for Stock Issued to Employees” (“APB No. 25”). SFAS No. 123R requires the cost of all share-based payments to employees, including grants of employee stock options, to be recognized in the financial statements based on their fair values at grant date, or the date of later modification, over the requisite service period. In addition, SFAS No. 123R requires unrecognized cost (based on the amounts previously disclosed in our pro forma footnote disclosure) related to options vesting after the date of initial adoption to be recognized in the financial statements over the remaining requisite service period. Accordingly, prior period amounts have not been restated.

Under the Modified Prospective Approach, the amount of compensation expense recognized includes compensation expense for all share-based payments granted prior to, but not yet fully vested as of January 1, 2006, based on the grant date fair value estimated in accordance with SFAS No. 123 and compensation expense for all share-based payments granted subsequent to January 1, 2006, based on the grant date fair value estimated in accordance with SFAS No. 123R. Prior to adoption of SFAS No. 123R, we determined share-based compensation expense by applying the intrinsic value method provided for in APB Opinion No. 25. Share-Based Compensation expense associated with the implementation of SFAS No. 123R for the year ended December 31, 2006 was $389 thousand, or $0.03 on a basic and diluted earning per share basis.

ENCORIUM GROUP, INC

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – CONTINUED

The following table illustrates the effect on net loss and net loss per share if the Company had applied the fair value recognition provisions of SFAS No. 123, “Accounting for Stock-Based Compensation” to stock-based employee compensation:

	Twelve months ended December 31,
	2005	2004
Net Loss - as reported	$(1,484,739)	$(4,223,295)
Deduct: Pro forma stock-based compensation expense determined under the fair value method	(647,485)	(306,769)
Pro forma Net Loss	$(2,132,224)	$(4,530,064)
Net Loss Per Share
Basic - as reported	$(0.11)	$(0.32)
Basic - pro forma	$(0.16)	$(0.34)
Diluted - as reported	$(0.11)	$(0.32)
Diluted - pro forma	$(0.16)	$(0.34)

Goodwill and Intangible Assets

The Company follows the provisions of SFAS No. 141, “Business Combinations” (“SFAS No. 141”), and SFAS No. 142, “Goodwill and Other Intangible Assets” (“SFAS No. 142”), applicable to business combinations. In accordance with these standards, goodwill acquired in connection with the acquisition of Remedium was not amortized. However, the identifiable intangible assets acquired in connection with the acquisition of Remedium will be amortized over their useful lives. Under SFAS No. 142, goodwill is subject to impairment testing annually or whenever events or changes in circumstances indicate that the carrying amount may not be fully recoverable. If carrying value exceeds current fair value, the intangible is considered impaired and is reduced to fair value via a charge to earnings. The identifiable intangibles acquired in connection with the acquisition of Remedium are also subject to impairment testing under SFAS No. 142, whenever events or changes in circumstances indicate that the carrying amount may not be fully recoverable. Should the value of one or more of the intangibles become impaired, our consolidated earnings and net worth may be materially adversely affected. In addition, impairment testing involves the use of accounting estimates and assumptions, changes in which could materially impact our financial condition or operating performance if actual results differ from such estimates and assumptions. As of December 31, 2006, we had goodwill of approximately $15.4 million and intangibles, net of amortization, of approximately $6.2 resulting from the acquisition of Remedium on November 1, 2006.

Foreign Currency Translation

Assets and liabilities of the Company’s international operations are translated into U.S. dollars at exchange rates in effect on the balance sheet date and equity accounts are translated at historical exchange rates. Revenue and expense items are translated at average exchange rates in effect during the year. Gains or losses from translating foreign currency financial statements are recorded in other comprehensive income. The cumulative translation adjustment increased other comprehensive income by $27 thousand for the year ended December 31, 2006 compared to a decrease in other comprehensive income of $23 thousand for the year ended December 31, 2005 and an increase of $45 thousand in other comprehensive income for the year ended December 31, 2004.

Income Taxes

The Company accounts for income taxes in accordance with the provisions of SFAS No. 109, “Accounting for Income Taxes” (“SFAS No. 109”). SFAS No. 109 requires recognition of deferred tax liabilities and assets for the future expected tax consequences of events that have been included in the financial statements or tax returns. Under this method deferred tax liabilities and assets are determined based on the difference between the financial statement tax bases of assets and liabilities using enacted tax rates in effect for the year in which the differences are expected to reverse. At December 31, 2006, the Company recorded a full valuation allowance against its net deferred tax assets and net operating loss carry-forwards given that it is more likely than not that the deferred tax asset will not be realized.

ENCORIUM GROUP, INC

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – CONTINUED

Earnings (Loss) Per Share

Earnings (loss) per share is calculated in accordance with SFAS No. 128, “Earnings Per Share” (“SFAS No. 128”). Basic earnings (loss) per share is computed by dividing net income (loss) for the period by the weighted average number of common shares outstanding during the period. Diluted earnings (loss) per share is computed by dividing net income (loss) by the weighted average number of common shares plus the dilutive effect of warrants and outstanding stock options under the Company’s equity incentive plans. For 2006, 2005 and 2004 diluted net loss per common share is the same as basic net loss per common share, since the effects of potentially dilutive securities are antidilutive.

Supplemental Cash Flow Information

Cash paid for income taxes net of refunds for the years ended December 31, 2006, 2005, and 2004 was $0, respectively. Cash paid for interest for the years ended December 31, 2006, 2005, and 2004 was $11 thousand, $10 thousand, and $10 thousand, respectively.

Pensions

The Company contributes to state sponsored pension plans for its internationally based employees. The majority of these state sponsored pension plans are defined contribution plans. The amount of pension expense related to these plans as of December 31, 2006 was $199 thousand.

Recently Issued Accounting Standards

In September 2006, the FASB issued SFAS No. 157, “Fair Value Measurement” (“SFAS No. 157”). SFAS No. 157 defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles (GAAP), and expands disclosures about fair value measurements. This statement is effective for fiscal years beginning after November 15, 2007, and interim periods within those fiscal years. We are currently evaluating the future impact of SFAS No. 157 on our consolidated financial statements or results of operations.

In September 2006, the FASB issued SFAS No. 158, “Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans—an amendment of FASB Statements No. 87, 88, 106, and 132(R)” (“SFAS No. 158”). SFAS No. 158 requires an employer to recognize the overfunded or underfunded status of a defined benefit postretirement plan (other than a multiemployer plan) as an asset or liability in its statement of financial position and to recognize changes in that funded status in the year in which the changes occur through comprehensive income of a business entity. SFAS No. 158 also requires an employer to measure the funded status of a plan as of the date of its year-end statement of financial position, with limited exceptions. This statement is effective for the first fiscal year ending after December 15, 2006 for initial recognition and December 15, 2008 for measurement of plan assets and benefit obligations. We have evaluated the impact of SFAS No. 158 and have determined that it will not have a material impact on our consolidated financial statements or results of operations.

ENCORIUM GROUP, INC

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – CONTINUED

In September 2006, the SEC Staff issued SAB No. 108, “Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in the Current Year Financial Statements” (“SAB No. 108”). SAB No. 108 requires the use of two alternative approaches in quantitatively evaluating materiality of misstatements. If the misstatement as quantified under either approach is material to the current year financial statements, the misstatement must be corrected. If the effect of correcting the prior year misstatements in the current year income statement is material, the prior year financial statements should be corrected. In the year of adoption the misstatements may be corrected as an accounting change by adjusting opening retained earnings rather than being included in the current year income statement. This bulletin is effective for the first fiscal year ending after November 15, 2006. We have evaluated impact of SAB No. 108 and determined that it will not have a material impact on our consolidated financial statements.

In July 2006, the FASB issued Financial Interpretation Number 48, “Accounting for Uncertainty in Income Taxes, an interpretation of SFAS 109” (“FIN 48”), which will become effective for the Company on January 1, 2007. FIN 48 prescribes a more likely than not threshold for financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. The amount recognized is measured as the largest amount of benefit that is greater than 50 percent likely of being realized upon ultimate settlement with taxing authorities. This Interpretation also provides guidance regarding interest and penalties associated with tax positions, accounting for income taxes in interim periods, and income tax disclosures. The Company will be required to apply the provisions of FIN 48 to all tax positions upon initial adoption with any cumulative effect adjustment to be recognized as an adjustment to retained earnings. We are currently evaluating the effect of FIN 48 on our consolidated financial statements, but do not expect any material impact.

3.	PROPERTY & EQUIPMENT:

	December 31,
	2006	2005
Property & equipment consists of the following:
Equipment	$1,439,570	$976,917
Furniture & fixtures	491,774	318,579
Leasehold improvements	1,016,581	1,016,581
Equipment under capital lease	396,157	123,000

Total Property and Equipment	3,344,082	2,435,077

Accumulated depreciation	(2,295,863)	(1,537,888)

Property and equipment, net	$1,048,219	$897,189

The Company purchased $236 thousand of additional equipment in 2006. There was an increase in net book value of European assets due to foreign exchange rate differences totaling $37 thousand.

ENCORIUM GROUP, INC

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – CONTINUED

4.	INCOME TAXES:

The components of the income tax provision (benefit) are as follows:

	Year Ended December 31,
	2006	2005	2004
Current:
Federal	$—	$—	$(1,034,313)
Foreign	18,817	—	—
State	—	—	—

	18,817	—	(1,034,313)

.
Deferred:
Federal	—	—	(192,730)
Foreign	—	—	—
State	—	—	(18,310)

	—	—	(211,040)

Total Company	$18,817	$—	$(1,245,353)

The federal statutory income tax rate is reconciled to the effective income tax rate as follows:

	Year Ended December 31,
	2006	2005	2004
Federal statutory rate	(34.0)%	—	(34.0)%
Decrease in valuation allowance	34.0%	—	11.2%
Other	4.0%	—	—

	4.0%	—	(22.8)%

The components of the net current and long-term deferred tax assets and liabilities, measured under SFAS No. 109, are as follows:

	Year Ended December 31,
	2006	2005	2004
Deferred Tax Asset
Net operating loss carryforward	$800,000	$1,071,000	$705,109
Depreciation	—	(15,900)	(15,936)
Accrual	—	13,330	15,184

Total deferred tax assets	800,000	1,068,400	704,357

Valuation allowance	(800,000)	(1,068,400)	(704,357)
Net deferred tax asset	—	—	—

Deferred tax liabilities
Amortization of Intangibles	1,697,724	—	—
Accrual	19,502	—	—
Other	—	—	—

	—	—	—

Net deferred tax liability	$1,717,226	$—	$—

A deferred tax liability was recognized related to the acquisition of Remedium Oy for the difference between the assigned value of the intangible assets acquired and the tax basis of the intangible assets acquired. A tax rate of 26% was utilized to establish the deferred tax liability which is the current prevailing corporate income tax rate in Finland.

ENCORIUM GROUP, INC

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – CONTINUED

As of December 31, 2006, the Company had federal and state net operating loss carryforwards of approximately $1,361,000 and $5,624,000, respectively. These net operating loss and credit carryforwards have begun to expire and will continue to expire through 2024.

Deferred income taxes reflect the net tax effect of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amount used for income tax purposes. Due to the Company’s recent loss history, and uncertainty regarding the realization of deferred tax assets, deferred tax assets have been fully reserved as of December 31, 2006. The utilization of federal net operating loss carryforwards is subject to annual limitations in accordance with Section 382 of the Internal Revenue code. Certain state carryforward net operating losses are also subject to annual limitations.

5.	LINE OF CREDIT:

The Company has two significant lines of credit for its European operations. The first credit facility amounting to $660,150 is with Svenska Handelsbanken AB with interest charged at Handlesbanken Avista +0.9%, which at year-end was approximately 3%. The second significant line of credit amounting to $396,090 is with Okopankki Oyj with interest charged at 1 month euribor +0.5%, which at year end was approximately 3%. None of the combined facility was used at year-end. Commitments by the banks generally expire one year from the date of the agreement and are generally renewed. (Amounts were converted based on an exchange rate of 1.00 EUR ~ 1.3203 USD.)

6.	EARNINGS (LOSS) PER SHARE:

Earnings (loss) per share is calculated in accordance with SFAS No. 128, “Earnings Per Share”. Basic earnings (loss) per share is computed by dividing net income (loss) for the period by the weighted average number of common shares outstanding during the period. Diluted earnings (loss) per share is computed by dividing net income (loss) by the weighted average number of common shares plus the dilutive effect of outstanding stock options under the Company’s equity incentive plans. For 2006, 2005 and 2004, diluted net loss per common share is the same as basic net loss per share, since the effects of potentially dilutive securities are anitdilutive. Stock options outstanding that are not included in the table below because of their anti-dilutive effect for the year ended December 31, 2006 were 1,130,550, for the year ended December 31, 2005 were 1,362,873 and for the year ended December 31, 2004 were 1,481,192.

The net loss and weighted average common and common equivalent shares outstanding for purposes of calculating net loss per common share were computed as follows:

	Year Ended December 31,
	2006	2005	2004
Net Loss	$(494,411)	$(1,484,739)	$(4,223,295)

Weighted average number of common shares outstanding used in computing basic earnings per share	13,990,321	13,346,915	13,238,778
Dilutive effect of stock options outstanding	—	—	—
Weighted average shares used in computing diluted earnings per share	13,990,321	13,346,915	13,238,778

Basic loss per share	$(0.04)	$(0.11)	$(0.32)
Diluted loss per share	$(0.04)	$(0.11)	$(0.32)

ENCORIUM GROUP, INC

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – CONTINUED

7.	STOCKHOLDERS’ EQUITY:

Treasury Stock

We have 230,864 common shares in treasury. The shares are valued using the cost method of accounting for treasury stock.

8.	STOCK-BASED COMPENSATION:

Employee Equity Incentive Plans

2006 Equity Incentive Plan

In November 2006, the Board of Directors approved the 2006 Equity Incentive Plan, which was approved by the stockholders in November 2006. Upon adoption, a total of 1,000,000 shares were available for grant under this plan. The plan provides for the granting of incentive and non-qualified stock options for the purchase of shares of common stock to directors, officers, employees, advisors and consultants, as defined under the provisions of the plan.

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

1996 Equity Incentive Plan

The Company’s 1996 Stock Incentive Plan and 1995 Stock Option Plan provide for the granting of incentive and non-qualified stock options for the purchase of shares of common stock to directors, officers, employees and consultants, as defined under the provisions of the plans. The 1996 Stock Incentive Plan was amended in 2000 to increase the number of common shares available for grant from 2,500,000 to 3,000,000. The stock incentive plan provides for the granting of incentive and non-qualified stock options for the purchase of shares of common stock to directors, employees and non-employee consultants, as defined under the provisions of the plan. This plan expired in September 2006.

General Option Information

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

ENCORIUM GROUP, INC

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – CONTINUED

	Year Ended December 31,
	2006	2005	2004
Risk-free interest rate	4.53% - 5.16%	3.63% - 4.24%	2.85% - 3.91%
Expected dividend yield	—	—	—
Expected life	4 years	5 years	5 years
Weighted average volatility	55%	45%	56%
Expected volatility	53%-63%	43%-55%	56%

Based upon the above assumptions, the weighted average fair value of the stock options granted for the years ended December 31, 2006, 2005 and 2004 was $1.34, $1.02, and $1.56, respectively.

A summary of award activity under the stock option plans as of December 31, 2006 and changes during the three prior years are presented below:

	Number of Shares	Range of Exercise Prices per Share	Weighted Average Exercise Price per Share	Intrinsic Value	Share Price @ 12/31/06
Options outstanding at December 31, 2003	1,748,996	$1.80 - 4.49	$3.15
Granted	274,450	2.23 - 3.93	3.04
Exercised	(260,183)	1.94 - 2.86	2.49
Canceled	(282,071)	1.80 - 4.39	3.03
Options outstanding at December 31, 2004	1,481,192	$1.80 - 4.49	$3.27
Granted	776,250	2.05 - 2.82	2.25
Exercised	(5,667)	1.80 - 2.17	1.91
Canceled	(888,902)	1.94 - 4.38	3.57
Options outstanding at December 31, 2005	1,362,873	$1.94 - 4.49	$2.50	$3,829,673	$5.31
Granted	71,250	2.02 - 3.14	2.81	178,125	5.31
Exercised	(110,316)	2.23 - 2.90	2.78	(279,099)	5.31
Canceled	(193,257)	1.94 - 3.19	2.31	(579,771)	5.31
Options outstanding at December 31, 2006	1,130,550	$2.02 - 4.49	$2.53	$3,142,929	$5.31
Vested options outstanding at:
December 31, 2006	535,138	$2.05 -4.49	$2.66	$1,418,116	$5.31
Non-vested options outstanding at:
December 31, 2006	595,412	$2.02 - 3.69	$2.41	$1,726,694	$5.31

Approximately 325,000 options, net of forfeitures, of the 595,000 non-vested options outstanding as of December 31, 2006 will vest within the next year.

As of December 31, 2006, there was $422 thousand of total unrecognized compensation cost related to unvested share-based compensation awards granted under the stock option plans. That cost is expected to be recognized over a weighted-average period of 2.5 years.

The Company has a policy of issuing new shares to satisfy share option exercises.

ENCORIUM GROUP, INC

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – CONTINUED

The following table summarizes information regarding stock options outstanding at December 31, 2006:

Options Outstanding					Options Exercisable
Range of Exercise Prices	Number Outstanding At December 31, 2006	Weighted Average Remaining Contractual Life in Years	Weighted Average Exercise Price Per Share	Options Expected to Vest Net of Forfeitures	Number Exercisable December 31, 2006	Weighted Average Remaining Contractual Life in Years	Weighted Average Exercise Price
$2.02-$2.05	2,100.00	2.96	$2.04	$1,054	850	$2.96	$2.05
2.06-2.23	57,233.00	2.44	2.19	17,848	36,067	2.44	2.18
2.25-2.50	779,667.00	3.36	2.27	406,278	297,838	3.36	2.29
2.60-2.86	73,050.34	1.98	2.70	20,237	49,050	1.98	2.69
3.02-3.17	98,500.00	1.63	3.16	25,718	68,000	1.63	3.17
3.57-3.69	110,000.00	2.57	3.68	30,916	73,334	2.57	3.68
$4.49-$4.49	10,000.00	0.33	4.49	—	10,000.33		4.49

	1,130,550	2.97	$2.53	502,051	535,138	$2.41	$2.66

As of December 31, 2006, there were 1,010,715 stock options available for grant under our stock option plans.

Valuation and Expense Information under SFAS No. 123(R)

Effective January 1, 2006 we adopted SFAS No. 123R, “Share Based Payments,” using the Modified Prospective Approach. SFAS No. 123R revises SFAS No. 123, “Accounting for Stock-Based Compensation” and supersedes APB Opinion No. 25, “Accounting for Stock Issued to Employees”. SFAS No. 123R requires the cost of all share-based payments to employees, including grants of employee stock options, to be recognized in the financial statements based on their fair values at grant date, or the date of later modification, over the requisite service period. In addition, SFAS No. 123R requires unrecognized cost (based on the amounts previously disclosed in our pro forma footnote disclosure) related to options vesting after the date of initial adoption to be recognized in the financial statements over the remaining requisite service period. Accordingly, prior period amounts have not been restated.

Under the Modified Prospective Approach, the amount of compensation expense recognized includes compensation expense for all share-based payments granted prior to, but not yet fully vested as of January 1, 2006, based on the grant date fair value estimated in accordance with SFAS No. 123 and compensation expense for all share-based payments granted subsequent to January 1, 2006, based on the grant date fair value estimated in accordance with SFAS No. 123R. Prior to adoption of SFAS No. 123R, we determined share-based compensation expense by applying the intrinsic value method provided for in APB Opinion No. 25.

For the year ended December 31, 2006, the adoption of SFAS No. 123R resulted in incremental stock-based compensation expense of $389 thousand, or $0.03 on a basic and diluted earning per share basis. The adoption of SFAS No. 123R did not have a net impact on cash flows from operating, investing or financing activities. A deduction is not allowed for income tax purposes until the options are exercised. The amount of the income tax deduction will be the difference between the fair value of the Company’s common stock and the exercise price at the date of exercise. The tax effect of the income tax deduction in excess of the financial statement expense will be recorded as an increase in additional paid-in-capital. Accordingly, SFAS No. 123R requires the recognition of a deferred tax asset for the tax effect of the financial statement expense recorded. However, due to our recent loss history, and uncertainty regarding the realization of deferred tax assets, deferred tax assets have been fully reserved as of December 31, 2006. The net operating losses incurred to date by the Company are being carried forward and may be applied against future taxable income subject to certain limitations set forth in Section 382 of the Internal Revenue Code.

Pro Forma Information under SFAS No. 123 and APB No. 25 for Periods Prior to 2006

Prior to January 1, 2006 we accounted for our share-based compensation plans in accordance with the provisions of APB No. 25, as permitted by SFAS No. 123, and accordingly did not recognize compensation expense for stock options with an exercise price equal to or greater than the market price of the underlying grant as of the grant date. Had the fair value-based method as prescribed by SFAS No. 123 been applied, additional pre-tax compensation expense of

ENCORIUM GROUP, INC

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – CONTINUED

$647 thousand and $307 thousand would have been recognized for the twelve months ending December 31, 2005 and 2004, respectively, and the effect on net income (loss) and earnings (loss) per share would have been as follows:

The pro forma stock-based compensation expense in the table below for December 31, 2005 and 2004 was calculated using the assumptions found in the table above under ‘General Options Data’.

	Twelve months ended December 31,
	2005	2004
Net Loss - as reported	$(1,484,739)	$(4,223,295)
Deduct: Pro forma stock-based compensation expense determined under the fair value method	(647,485)	(306,769)
Pro forma Net Loss	$(2,132,224)	$(4,530,064)
Net Loss Per Share
Basic - as reported	$(0.11)	$(0.32)
Basic - pro forma	$(0.16)	$(0.34)
Diluted - as reported	$(0.11)	$(0.32)
Diluted - pro forma	$(0.16)	$(0.34)

9.	EMPLOYEE BENEFIT PLAN:

The Company sponsors a 401(k) retirement savings plan that is available to substantially all its U.S. based full-time employees who elect to participate. Effective August 1, 2006, the Company began providing a matching contribution equal to 100% on the first 2% of the participant’s compensation (excluding bonus payments). In 2006 and 2005 company matching contributions were $52 thousand and $26 thousand, respectively. Matching contributions are determined each payroll period. The matching contribution is credited to the participant using a graded vesting schedule with six or more years of service required to become fully vested. The method for crediting vesting service is the plan year.

The Company contributes to state sponsored pension plans for its internationally based employees. The majority of these state sponsored pension plans are defined contribution plans. The amount of pension expense related to these plans as of December 31, 2006 was $199 thousand.

10.	SEGMENT DISCLOSURES:

The Company has follows the provisions of SFAS No. 131, “Disclosures About Segments of an Enterprise and Related Information” which establishes standards for reporting business segment information. The Company operates in one segment predominantly in the clinical research industry providing a broad range of clinical research services on a global basis to the pharmaceutical, biotechnology and medical device industries.

The following table summarizes the distribution of net revenue and contracts with significant clients:

	Year Ended December 31,
	2006		2005		2004
	Percentage of Revenues	Number of Contracts	Percentage of Revenues	Number of Contracts	Percentage of Revenues	Number of Contracts
Client A	22%	10	27%	3	23%	3
Client B	18%	2	26%	4	19%	5
Client C	11%	1	17%	7	15%	2
Client D	0%	0	13%	3	0%	0

Top Clients	51%	13	83%	17	57%	10

Client A, B, C and D in the table above represent the four largest clients for 2006, but do not necessarily represent the same client for each year shown.

ENCORIUM GROUP, INC

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – CONTINUED

The significant clients above represented 58% and 72%, respectively, of the balance of cost and estimated earnings in excess of related billings on uncompleted contracts at December 31, 2006 and 2005.

The following table summarizes the distribution of net revenues from external clients by geographical region for the years ended December 31, 2006, 2005, and 2004.

	Year Ended December 31,
	2006	2005	2004
U.S.	$12,331,574	$9,720,665	$12,264,999
Finland	2,067,010	—	—
Other Europe	927,238	682,414	1,324,615

Total	$15,325,822	$10,403,079	$13,589,614

The following table summarizes the distribution of the Company’s property and equipment by geographical region as of December 31, 2006 and 2005.

	2006	2005
U.S.	$764,113	$891,883
Europe	284,106	5,306

Total	$1,048,219	$897,189

11.	CAPITAL AND OPERATING LEASE COMMITMENTS:

We entered into no new capital lease obligations during 2006. Leased equipment accounted for as a capital lease at December 31, 2006 totaled $123,000 with associated accumulated amortization of $92,250.

Future minimum lease payments on capital lease obligations at December 31, 2005 are as follows:

For the year ending December 31:
2007	$31,704
2008	7,926

Total	39,630
Less amount representing interest	(2,635)

Present value of capital lease payments	$36,955

We are committed under a number of non-cancelable operating leases, primarily related to office space and other office equipment. Total lease expense was $1.1 million for the year ended December 31, 2006, $932 thousand for the year ended December 31, 2005, and $922 thousand for the year ended December 31, 2004.

Future minimum lease payments on operating lease obligations at December 31, 2006, are as follows:

	Total	1 Year	2-3 Years	4-5 Years	> 5 Years
Operating leases	$5,310,103	$2,338,240	$2,971,863	$—	$—

12.	OTHER LIABILITIES

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

ENCORIUM GROUP, INC

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – CONTINUED

13.	QUARTERLY FINANCIAL DATA (UNAUDITED):

2006

	For the Quarter Ended
	31-Mar	30-Jun	30-Sep	31-Dec (1)	Total
Net Revenues	$1,988,038	$3,605,508	$3,652,152	$6,080,124	$15,325,822
Income (Loss) From Operations	(846,329)	592,361	561,691	(1,065,495)	(757,772)
Net Income (Loss)	$(777,897)	$670,100	$643,271	$(1,029,885)	$(494,411)
Net Income (Loss) Per Common Share
Basic	$(0.06)	$0.05	$0.05	$(0.07)	$(0.04)
Diluted	$(0.06)	$0.05	$0.05	$(0.07)	$(0.04)

(1)	On November 1, 2006, the Company acquired Remedium Oy, whose financial results are included in the 4th quarter figures listed above.

2005

	For the Quarter Ended
	31-Mar	30-Jun	30-Sep	31-Dec	Total
Net Revenue	$3,213,529	$2,328,379	$2,713,702	$2,147,469	$10,403,079
Loss From Operations	(113,103)	(501,722)	(290,787)	(719,488)	(1,625,100)
Net Loss	(98,472)	(483,074)	(244,363)	(658,830)	(1,484,739)
Net Loss Per Common Share
Basic	$(0.01)	$(0.04)	$(0.02)	$(0.05)	$(0.11)
Diluted	$(0.01)	$(0.04)	$(0.02)	$(0.05)	$(0.11)

14.	COMMITMENTS AND CONTINGENCIES:

We have entered into an employment agreement with one of our officers that calls for specified minimum annual compensation of $275,000 per year over a three-year period and includes provisions for continuation of salary upon termination as defined in the agreement. This agreement will expire on November 1, 2009.

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

	Payments due by period
Contractual Obligations	Total	1 Year	2-3 Years	4-5 Years	>5 years
Service Agreements	$371,026	$281,290	$70,305	$19,431	$—

15.	ACQUISITION OF REMEDIUM OY

On November 1, 2006, Encorium Group, Inc. acquired Remedium Oy, a corporation organized under the laws of Finland (“Remedium”), in which the Company purchased all of the issued and outstanding shares of capital stock of Remedium (the “Shares”) pursuant to the Combination Agreement dated July 6, 2006 (the “Amended Agreement”). The consideration paid at closing to Remedium’s stockholders (the “Stockholders”) for the Shares consisted of (i) shares of Common Stock of the Company with a value of $11million; and (ii) $2.5million in cash. An additional cash payment of $1.5 million will be paid to the Stockholders on March 30, 2007. The Company intends to fund the remaining cash portion of the purchase price with internal resources. Subject to certain purchase price adjustments, on the first anniversary of the closing of the Amended Agreement, the Company will issue to the Stockholders additional shares of Common Stock of the Company with a value of $2 million. As of December 31, 2006, the Company has

ENCORIUM GROUP, INC

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – CONTINUED

determined it is likely it will issue the additional shares of its Common Stock with a value of $2 million on the anniversary of the Closing. The Amended Agreement includes a provision requiring the Company to issue additional “Earn-Out Shares” of its Common Stock. The value of the “Earn-Out Shares” is based on the attainment of certain consolidated net revenue targets by Remedium for the year ended December 31, 2006, as described in the Amended Agreement. As of December 31, 2006, the Company has determined that it will issue additional “Earn-Out Shares” of its Common Stock with a value of $2 million on April 10, 2007. The Company incurred approximately $2.26 million of acquisition related costs as of December 31, 2006, of which $2.05 million was paid as December 31, 2006. The following summarizes the cost incurred by the Company in connection with the acquisition:

Cash payments to Remedium Shareholders	$4,000,000
Common Stock issued to Remedium Shareholders	15,000,000
Other acquisition cost	2,258,301

Total Acquisition Costs	$21,258,301

Total acquisition costs referenced above includes accrued costs of $5,714,780. The composition of those accrued acquisition costs as of December 31, 2006 are as follows:

Cash payments to Remedium Shareholders	$1,500,000
Common Stock to be issued to Remedium Shareholders on April 10, 2007	2,000,000
Common Stock issued to Remedium Shareholders November 1, 2007 (anniversary of the Closing)	2,000,000
Other acquisition cost	214,780

Total Accrued Acquisition Costs	$5,714,780

The acquisition of Remedium Oy was accounted for as a purchase in accordance with SFAS No. 141, “Business Combinations,” and accordingly, the purchase price of $21,258,301 (referenced above) was allocated based on the estimated fair market values of the assets and liabilities acquired. The following table summarizes the fair values of the assets acquired and liabilities assumed at the date of acquisition:

Assets:
Cash and cash equivalents	$1,211,618
Accounts Receivable	2,079,409
Cost and estimated earnings in excess of related billings on uncompleted contracts	43,956
Property and equipment	272,304
Other assets	1,059,983
Intangible assets	6,529,711
Goodwill	15,372,540

Total Assets Acquired	26,569,521

Less:
Liabilities Assumed:
Accounts Payable	570,809
Accrued Expenses	2,556,881
Billings and estimated earnings in excess of related cost on uncompleted contracts	254,192
Deferred tax liability	1,697,724
Other liabilities	231,614

Total Liabilities Assumed	5,311,220

Net Assets Acquired	$21,258,301

ENCORIUM GROUP, INC

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – CONTINUED

Unaudited pro forma results of operations resulting from the acquisition of Remedium Oy would have been as follows for the years ended December 31, 2006 and 2005 as if the business combination had occurred on January 1, 2005.

	2006	2005
	(Unaudited)	(Unaudited)
Net Revenue(1)	$25,261,805	$19,956,644
Net Loss	(3,235,446)	(3,522,740)
Earnings (loss) per share – basic	$(0.18)	$(0.19)
Earnings (loss) per share – diluted	$(0.18)	$(0.19)

(1)	Excludes reimbursement revenue

16.	GOODWILL AND OTHER INTANGIBLES

The Company followed the provisions of SFAS No. 141, “Business Combinations,” and SFAS No. 142, “Goodwill and Other Intangible Assets,” applicable to business combinations. The amount of Goodwill that resulted from the Remedium acquisition, including deferred taxes of $1,697,724, was $15,372,540. In accordance with SFAS No. 141 “Business Combinations,” the amount of goodwill resulting from the Remedium acquisition was determined as the excess of cost over the fair values of acquired net assets. In accordance with these standards, goodwill acquired in connection with the acquisition of Remedium was not amortized. Under SFAS No. 142, goodwill is subject to impairment testing annually or whenever events or changes in circumstances indicate that the carrying amount may not be fully recoverable. If carrying value exceeds current fair value, then goodwill is considered impaired and is reduced to fair value via a charge to earnings. Should the goodwill become impaired, our consolidated earnings and net worth may be materially adversely affected. In addition, impairment testing involves the use of accounting estimates and assumptions, changes in which could materially impact our financial condition or operating performance if actual results differ from such estimates and assumptions.

The Company also acquired $6.5 million of identifiable intangible assets in connection with the Remedium acquisition. Of the $6.5 million of acquired intangible assets, $3.9 million was attributed to customer relationships, $2.6 million was attributable to backlog and $53 thousand was attributable to a non-compete agreement. All of these intangibles are subject to amortization on a straight-line basis. The estimated useful lives for customer relationships, backlog and non-compete agreement are 16 years, 18 months and 4 years, respectively. Amortization expense was $332 thousand for the months of November and December. As of December 31, 2006, estimated amortization of intangibles for the five fiscal years subsequent to December 31, 2006 is as follows:

2007	$1,992,759
2008	834,410
2009	255,236
2010	253,009
2011	241,874

ENCORIUM GROUP, INC

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

ENCORIUM GROUP, INC.
Dated: March 30, 2007

	By:	/S/ KENNETH M. BOROW, M.D.
Kenneth M. Borow, M.D.
President, Chief Executive Officer and Director

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Dated: March 30, 2007

	By:	/S/ KENNETH M. BOROW, M.D.
Kenneth M. Borow, M.D.
President, Chief Executive Officer and Director
Dated: March 30, 2007

	By:	/S/ LAWRENCE R. HOFFMAN
Lawrence R. Hoffman
Executive Vice President, General Counsel,
Secretary and Chief Financial Officer
Dated: March 30, 2007

	By:	/S/ KAI LINDEVALL
Kai Lindevall
President, European and Asian Operations and Director
Dated: March 30, 2007

	By:	/S/ SCOTT M. JENKINS
Scott M. Jenkins
Director
Dated: March 30, 2007

	By:	/S/ CHRISTOPHER F. MESHGINPOOSH
Christopher F. Meshginpoosh
Director

S-1

ENCORIUM GROUP, INC

Dated: March 30, 2007

	By:	/S/ Petri Manninen
Petri Manninen
Director
Dated: March 30, 2007

	By:	/S/ Jyrki Mattila
Jyrki Mattila
Director
Dated: March 30, 2007

	By:	/S/ Paul Schmitt
Paul Schmitt
Director

S-2

Schedule II

ENCORIUM GROUP, INC

FINANCIAL STATEMENT SCHEDULE

VALUATION AND QUALIFYING ACCOUNTS

(IN THOUSANDS)

DESCRIPTION	BALANCE AT BEGINNING OF PERIOD	ADDITIONS CHARGED TO COSTS AND EXPENSES	DEDUCTIONS	BALANCE AT END OF PERIOD
YEAR ENDED DECEMBER 31, 2006
Allowance for doubtful accounts	$35	$62	$—	$97
YEAR ENDED DECEMBER 31, 2005
Allowance for doubtful accounts	$40	$—	$5	$35
YEAR ENDED DECEMBER 31, 2004
Allowance for doubtful accounts	$—	$301	$261	$40

Schedule II

ENCORIUM GROUP, INC

EXHIBIT INDEX

Exhibit	Description

3.2	Certificate of Amendment of Certificate of Incorporation of Covalent Group, Inc.

21	Subsidiaries of the Registrant.

23	Consent of Deloitte & Touche LLP.

31.1	Certification of Chief Executive Officer required by Rule 13a-14(a) or Rule 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer required by Rule 13a-14(a) or Rule 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification pursuant to 18 U.S.C. § 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification pursuant to 18 U.S.C. § 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.