Form 10-K/A
period 2006-12-31
ENCORIUM GROUP INC
filed 2007-04-26
CIK 856569

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K/A

Amendment No. 1 to Form 10-K

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

DOCUMENTS INCORPORATED BY REFERENCE

None

Encorium Group, Inc. is filing this Amendment No. 1 on Form 10-K/A (the “Amendment No. 1”) to include in our Annual Report on Form 10-K for the year ended December 31, 2006 filed with the Securities and Exchange Commission (the “SEC”) on April 2, 2007 (the “Original Filing”), the information required to be reported in the items of Part III originally expected to be incorporated by reference to the definitive proxy statement to be delivered to stockholders in connection with the 2007 Annual Meeting of Stockholders, and the officer certifications, included with this Amendment No. 1.

Except for the addition of the Part III information and the filing of related certifications, no other changes have been made to the Original Filing. This Amendment No. 1 does not reflect events occurring after the Original Filing or modify or update those disclosures affected by subsequent events.

PART III

Item 10.	Directors, Executive Officers and Corporate Governance

Directors

The following table lists the names and ages of our directors, and indicates when each director joined our board of directors. Each director, other than Paul J. Schmitt, was elected to his current term at our annual meeting of stockholders held in 2006. Mr. Schmitt was elected by the board of directors on February 15, 2007 to fill a vacancy created by the resignation of Earl M. Collier. Each director’s current term will continue until our 2007 annual meeting of stockholders or until the director’s successor has been elected and qualified or until the director’s death, resignation or removal.

Name	Age	Director Since	Principal Occupation
Kenneth M. Borow, M.D	59	1998	President and Chief Executive Officer of the Company

Scott M. Jenkins	52	2001	President of S.M. Jenkins & Co., General Partner, Jenkins Partners, L.P.

Dr. Kai Lindevall	54	2006	President of European and Asian Operations, Co-Founder, President, CEO and Director of Remedium

Petri Manninen	36	2006	Owner of Lakituki Oy, a legal services firm in Finland, Director of Remedium

Dr. Jyrki Mattila	51	2006	Executive Director, Vice-President of Business Development, R&D and Technical Operations of Auxilium Pharmaceuticals, Inc.

Christopher F. Meshginpoosh	39	2005	Director of Business Advisory Services, Kreischer Miller

Paul J. Schmitt	55	2007	Managing Director of PA Early Stage Partners

•

Kenneth M. Borow, M.D. has been President and Chief Executive Officer and a Director of the Company since 2000. He joined the Company in 1997 as Vice President of Operations and Chief Medical Officer. Prior to joining the Company, Dr. Borow was Senior Director, Medical Research Associates Department, Merck Research Laboratories, where he directed clinical research operations for 163 different protocols, and developed a Merck-based contract group consisting of field monitors, data coordinators and statisticians. Previously, he was a Professor of Medicine and Pediatrics at the University of Chicago, and originator of a worldwide clinical research program in cardiac function which included investigative sites in the United States, United Kingdom, Norway, Israel and South Africa. Dr. Borow graduated from the Temple Medical School in 1974. Dr. Borow is a Harvard-trained Internist, Pediatrician, Adult Cardiologist and Pediatric Cardiologist.

•

Scott M. Jenkins has been a Director of the Company since October 2001. He is currently President of S. M. Jenkins & Co., which he founded in 1991. S. M. Jenkins & Co. provides a wide range of financial and consulting services to private companies, wealthy family groups and a variety of businesses. In addition, Mr. Jenkins is the General Partner of Jenkins Partners, L.P., which has invested in many early stage, private and public companies. Prior to founding S. M. Jenkins & Co., Mr. Jenkins was with Goldman Sachs & Co., where he worked from 1984 until 1990 when he joined First Boston Corporation. Mr. Jenkins has also served in the not-for-profit healthcare sector as the Chair of the Board of Trustees of the Presbyterian Medical Center of Philadelphia Foundation, which is now part of the University of Pennsylvania Health System.

•

Christopher F. Meshginpoosh has been a director since April 2005. He is currently Director of Consulting Services for Kreischer Miller, one of the Philadelphia area’s largest accounting and advisory firms. Prior to joining Kreischer Miller, he was Chief Financial Officer and Secretary of Liquent, Inc. from 2000 to 2002, a publicly-held company serving the pharmaceutical and biotechnology industries. From December 1999 to September 2000, he was a consultant and subsequently the Vice President of Finance at Luminant Worldwide

Corporation, which filed for Chapter 11 bankruptcy protection in December 2001. Mr. Meshginpoosh is a certified public accountant and holds a B.S., Accounting from West Chester University.

•

Kai Lindevall, M.D. PhD has been a director of the Company since the Company’s acquisition of Remedium on November 1, 2006. Since the acquisition, Dr. Lindevall has served as the Company’s President of European and Asian operations. Dr. Lindevall is the co-founder of Remedium and since 2002, Dr. Lindevall has served as President and Chief Executive Officer of Remedium. He has also been Medical Director of Remedium since its inception. Since October 2004, Dr. Lindevall has also served as Chairman of the Board of Remedium. Dr. Lindevall previously served as Managing Director of Remedium from its inception to 2002. Dr. Lindevall is also Co-Founder of Ipsat Therapies Oy/Ltd., a Finnish biotechnology company developing its proprietary IPSATTM (“Intestinal Protection System in Antibiotic Treatment”) family of products for the prevention of hospital infections and antibiotic resistance. From October 2002 until February 2005, Dr. Lindevall served as Chairman of the Board of Ipsat Therapies and from March 2005 until March 2006 served as member of its board of directors. Dr. Lindevall has a Ph.D. in Pharmacology and a M.D. from the University of Tampere in Finland.

•

Petri Manninen, LL.M. has been a director of the Company since the Company’s acquisition of Remedium on November 1, 2006. Mr. Manninen has served as a lawyer with Lakiasiaintoimisto Lakituki Oy, a Finnish based law firm, since December 1999. Since December 1994, Mr. Manninen has also served as the secretary and treasurer of Paavo Nurmi Foundation, a non-profit organization supporting research in the field of cardiovascular diseases. Mr. Manninen has 12 years of experience in the practice of law and tax consulting. He has published several books and articles in Finnish and foreign law reviews. Mr. Manninen has a Master of Laws Degree from the University of Helsinki and an LL.M. in European Community Law from the University of Leiden in The Netherlands.

•

Jyrki Mattila, M.D. has been a director of the Company since the Company’s acquisition of Remedium on November 1, 2006. Dr. Mattila has served as Executive Vice President, Business Development of Auxilium Pharmaceuticals, Inc. since August 2003. From 1990 to July 2003, Dr. Mattila served in a variety of positions at Orion Pharma, the pharmaceutical division of the Orion Group, a Finnish company specializing in healthcare products. He served as President of Orion Pharma from 1996 to 2002 and as its Senior Vice President of Business Development from 1990 to 1995. Dr. Mattila holds an M.D. and Ph.D. in Pharmacology from the University of Helsinki Medical School, and an M.B.A. from the Helsinki School of Economics and Business Administration.

•

Paul J. Schmitt has been a director of the Company since February 15, 2007. Since 2000, Mr. Schmitt has served as Managing Director of PA Early Stage Partners, located in Wayne, Pennsylvania. PA Early Stage Partners is a family of venture capital funds with $237.5 million under management. The firm invests in seed, start-up and early stage technology and life sciences companies that are primarily based in the Mid-Atlantic region of the United States. Prior to joining PA Early Stage Partners, Mr. Schmitt was Chairman, President and Chief Executive Officer of Chrysalis International Corporation. Chrysalis, a Nasdaq-listed company, was a leading supplier of pre-clinical and clinical drug development services, including the utilization of transgenic animal science technologies to identify and validate new human genetic targets of disease emerging from worldwide genomic initiatives, which merged with Phoenix International, Inc., also a Nasdaq-listed company, in 1999. Additionally, Mr. Schmitt served as a founding trustee of the Biotechnology Council of New Jersey and currently serves on the Board of Trustees of the Wistar Institute of the University of Pennsylvania and the Board of Managers of the Penn State Research Foundation. He also presently serves on the Board of Directors of several PA Early Stage Partners Life Sciences portfolio companies. Mr. Schmitt holds a B.S. from Lehigh University and an M.B.A. from Rutgers University.

Executive Officers

Executive officers serve at the discretion of the board of directors and serve until their successors have been duly elected and qualified or until their earlier resignation or removal. The executive officers of the Company are:

Name	Age	Position(s) Held With Company

Kenneth M. Borow, M.D.	59	President, Chief Executive Officer, Director

Lawrence R. Hoffman	52	Executive Vice President, General Counsel, Secretary and Chief Financial Officer

Kai Lindevall, M.D.	54	President of European and Asian Operations

Alison O’Neill	42	Senior Vice President, Clinical Operations

•	Kenneth M. Borow, M.D. has been President and Chief Executive Officer of the Company since January 2000. Dr. Borow’s biographical information appears under the caption “Directors,” above.

•

Lawrence R. Hoffman joined the Company in July 2004 as Executive Vice President and Chief Financial Officer. In February 2005, he was promoted to Executive Vice President, General Counsel, Secretary and Chief Financial Officer. From January 2003 to July 2004, Mr. Hoffman was an independent financial consultant. From July 2000 to January 2003, he was Vice President and Chief Financial Officer of Cytogen Corporation, a publicly traded biopharmaceutical company. From April 1998 to July 2000, Mr. Hoffman was Vice President and Chief Financial Officer of the Liposome Company, a publicly traded biopharmaceutical company which was sold to Elan PLC in May 2000. Mr. Hoffman is a certified public accountant and attorney with a J.D. from Temple University School of Law, and an LLM (Taxation) from Villanova University School of Law. He received his B.S. with a major in accounting from LaSalle University.

•

Kai Lindevall, M.D. has been President, European and Asian operations of the Company since the Company’s acquisition of Remedium on November 1, 2006. Dr. Lindevall’s biographical information appears under the caption “Directors,” above.

•

Alison O’Neill has been Senior Vice President, Clinical Operations of the Company since January 1, 2004. Mrs. O’Neill previously served as Vice President of Global Project Management of the Company from April 2001 until December 31, 2003. From 1996 to April 2001, Mrs. O’Neill was employed with Ingenix Pharmaceutical Services (successor to ClinPharm Ltd.), culminating as Senior Director, Clinical Operations. Mrs. O’Neill has 22 years of experience in the pharmaceutical industry both in pharma companies and contract research organizations and has worked across therapeutic areas and phases of development.

Section 16(a) Beneficial Ownership Reporting Compliance

Section 16(a) of the Securities Exchange Act of 1934 requires the Company’s executive officers and directors and owners of more than 10% or more of its common stock to file initial reports of ownership and reports of change of ownership with the SEC and are required by SEC regulations to furnish the Company with copies of all Section 16(a) forms they file. Based solely upon a review of copies of the reports furnished to the Company by its executive officers and directors and more than 10% holders of its common stock (collectively, the “reporting persons”) during and with respect to the fiscal year ended December 31, 2006, all of the reporting persons were in compliance with the filing requirements applicable to transactions in 2006.

Code of Ethics

The Company has adopted a Code of Business Conduct and Ethics that applies to all of its directors, officers and employees. Additionally, it has adopted a Financial Code of Conduct for the Chief Executive Officer and the Chief Financial Officer and any persons who perform similar functions. Both documents are available for review on the Company’s website at www.encorium.com, under the Corporate Governance section. The Company intends to satisfy the applicable disclosure requirements under Item 5.05 of Form 8-K regarding an amendment to, or waiver from, a provision of its Codes of Conduct on its website, except as otherwise required by applicable Nasdaq requirements.

Audit Committee

The board of directors has a separately-designated standing audit committee (the “Audit Committee’). The Audit Committee oversees the Company’s accounting, financial reporting process, internal controls over financial reporting and audits, and consults with management and the Company’s registered public accounting firm on, among other items, matters related to the annual audit, published financial statements and accounting principles applied. As part of its duties, the Audit Committee appoints, evaluates and retains the Company’s independent registered public accounting firm. It also maintains direct responsibility for the compensation, termination and oversight of the Company’s independent registered public accounting firm and evaluates the registered public accounting firm’s qualifications, performance and independence. The Audit Committee approves all services provided to the Company by the independent registered public accounting firm. The Audit Committee has established procedures for the receipt, retention and treatment, on a confidential basis, of complaints received by the Company, regarding accounting, internal accounting controls or auditing matters, and the confidential, anonymous submissions by employees of concerns regarding questionable accounting or auditing matters.

The current members of the Audit Committee are Christopher F. Meshginpoosh (Chairman), Scott M. Jenkins, and Paul J. Schmitt. The board of directors has determined that Mr. Meshginpoosh is an “audit committee financial expert” as defined in rules of the SEC under the Sarbanes-Oxley Act of 2002. The board of directors has also determined that each member of the Audit Committee, including Mr. Meshginpoosh, is “independent” as defined in the Securities Exchange Act of 1934, as amended, and applicable rules of The Nasdaq Stock Market. The Audit Committee met 5 times in 2006.

Item 11. Executive Compensation.

EXECUTIVE COMPENSATION

COMPENSATION DISCUSSION AND ANALYSIS

This Compensation Discussion and Analysis (the “CD&A”) describes the Company’s compensation philosophy and policies for 2006 as applicable to the Company’s Named Executive Officers, which we refer to as “NEOs”. Our NEOs are Kenneth M. Borow, M.D., who is the Company’s President and Chief Executive Officer, Lawrence R. Hoffman, who is the Company’s Executive Vice President, General Counsel, Secretary and Chief Financial Officer and Alison O’Neill, the Company’s Senior Vice President, Clinical Operations. Dr. Kai Lindevall has served as the Company’s President, European and Asian Operations since the Company’s acquisition of Remedium Oy on November 1, 2006. Although the Company anticipates that Dr. Lindevall will be included as an NEO for 2007, he is not included as an NEO for 2006 since his total compensation in fiscal 2006 was less than $100,000.

The CD&A explains the structure and rationale associated with each material element of the NEOs’ total compensation, and it provides important context for the more detailed disclosure tables and specific compensation amounts provided following the CD&A.

Compensation Committee

Our Compensation Committee, which is comprised of three non-employee independent directors (as defined in the Nasdaq listing standards), is responsible for reviewing and approving the salaries of our corporate officers. The Compensation Committee also reviews, approves and administers the Company’s equity incentive plans and in that capacity selects our employees and non-employee directors and the employees of our subsidiaries who will receive awards, determines the number of shares covered thereby, and establishes the terms, conditions, and other provisions of the grants.

The Compensation Committee operates under a charter adopted by the board of directors. The Compensation Committee holds meetings throughout the year and may also acts by written consent in lieu of a meeting.

Compensation Philosophy

The Company’s executive compensation policies and specific compensation programs are intended to further the principal objective of maximizing long-term stockholder value. The Compensation Committee believes that this objective, and the long-term interests of stockholders, are best achieved by attracting and retaining high-quality management, and that executive compensation should be determined according to a competitive framework and based on overall financial results and individual contributions to the business consistent with overall corporate needs and objectives. The ultimate purposes of our executive compensation policies and programs are to attract and retain high-quality executives and to motivate the entire management team to put forth maximum efforts toward achieving the Company’s financial and business objectives. The Compensation Committee believes the executive compensation policies and programs of the Company are consistent with this policy.

Within the overall philosophy, the Compensation Committee has established specific objectives to:

•

offer a total compensation program that is competitive and consistent with compensation levels for executive officers holding positions of comparable responsibility in the contract research and life science industries;

•	promote achievement of annual financial and business objectives of the Company;

•	motivate key executives to fulfill their responsibilities in meeting the business objectives of the Company; and

•	reward executives for long-term strategic management and the enhancement of stockholder value.

The Company believes that it is prudent to compensate executive officers with a mix of incentive and non-incentive compensation. Too much emphasis on incentive compensation could result in management’s deployment of unnecessarily risky business strategies, which are not in the best interests of stockholders. Likewise, reliance on only non-incentive compensation would likely not provide optimal motivation to management to enhance stockholder value. To date the Compensation Committee has not adopted formal guidelines for allocating total compensation between equity compensation and cash compensation.

Components of Compensation

The primary elements of total compensation paid by the Company to its NEOs include the following:

•	Base salary;

•	Performance based cash compensation;

•	Awards under Equity Incentive Plans;

•	Benefits under our 401(k) Plan; and

•	Benefits under our health and welfare benefits plans.

Base Salary

Base salary is intended to provide a predictable and stable source of income over the year. Payment of compensation in the form of base salary also allows the Company to accurately budget for this element of compensation expense. The Company believes that base salaries temper incentive compensation by providing a major element of compensation that is not tied to the Company’s financial performance, thereby encouraging management to continue to operate the Company in a safe and sound manner. Except as otherwise specified in an employment agreement, the annual base salaries of the NEOs are approved by the Compensation Committee based upon the recommendations of the board of directors.

Base compensation decisions are intended to reflect the executive’s responsibilities, qualifications, experience and performance, the level of the Company’s dependence on each executive, as well as consideration of compensation practices and financial performance for comparable positions within the contract research and life science industries (while recognizing that most of the other publicly-traded contract research organizations are substantially larger than the Company). The performance of each NEO is considered, as well as the Company’s overall financial performance and the contribution to such performance made by the NEO and his or her department. However, the Compensation Committee does not apply any specific formula or assign any specific weights to these factors in setting base salaries for NEOs. Base salary increases take effect in January of each year.

Base Salary for 2006

Dr. Borow’s salary for 2006 was established by the terms of his employment agreement with the Company dated March 31, 2003, which expired on March 31, 2006. Pursuant to the terms of Dr. Borow’s employment agreement, Dr. Borow received a cost of living adjustment in 2006 of 3.9%, based on the consumer price index for the Philadelphia area (the region in which the Company is headquartered) as published by the U.S. Department of Labor, Bureau of Labor Statistics.

For 2006 the NEOs, other than Dr. Borow, received base salary increases that were intended to maintain their compensation at a competitive level. In setting compensation for 2006, the Compensation Committee subjectively evaluated the performance and overall contribution of the particular NEO, as well as the performance of the Company during 2005. The 2006 salary increases for the NEOs, other than Dr. Borow, are shown below:

	Base Salary		Change
Name and Position	2006	2005	Amount	Percentage
Lawrence R. Hoffman, Executive Vice President, General Counsel, Secretary and Chief Financial Officer	$227,920	$220,000	$7,920	3.6%
Alison O’Neill, Senior Vice President, Clinical Operations	$188,764	$182,204	$6,560	3.6%

Base Salary For 2007

The Compensation Committee has approved the following base salaries effective for the year 2007. In setting compensation for 2007, the Compensation Committee subjectively evaluated the performance and overall contribution of the particular NEO, the amount of increased responsibility of each NEO, as well as the performance of the Company during 2006.

	Base Salary		Increase
Name and Position	2007	2006	Amount	Percentage
Lawrence R. Hoffman, Executive Vice President, General Counsel, Secretary and Chief Financial Officer	$250,712	$227,920	$22,792	10%
Alison O’Neill, Senior Vice President, Clinical Operations Officer	$194,427	$188,764	$5,663	3%

As described above, Dr. Borow’s employment agreement with the Company terminated on March 31, 2006. The Company is currently negotiating a new employment agreement with Dr. Borow. Pending the determination of the final terms of a new agreement, Dr. Borow is continuing to receive salary at the same level received in 2006.

Discretionary Cash Compensation

The Company believes that the payment of cash bonuses provides an effective incentive for the NEOs in fulfilling the responsibilities of their positions, which in turn can significantly affect the profitable growth and future prospects of the Company. All bonus payments are discretionary. The Compensation Committee, upon recommendation from the board of directors, determines whether a NEO should receive a discretionary cash bonus, as well as the timing and amount of any bonus. In making these determinations, the Compensation Committee may take various factors into account, including but not limited to, the Company’s financial performance, the financial performance for other companies within the contract research and life science industries, and the contribution to the Company’s success of the particular NEO. However, the Compensation Committee does not apply any specific formula or assign any specific weights to these factors in determining whether to grant additional cash compensation.

On February 20, 2007, upon recommendation of the board of directors, the Compensation Committee awarded Kenneth M. Borow, M.D. and Lawrence R. Hoffman discretionary cash bonuses in the amount of $100,000 and $75,000, respectively, for 2006. In recommending Dr. Borow’s and Mr. Hoffman’s bonus awards for 2006, the board of directors noted Dr. Borow’s and Mr. Hoffman’s leadership in the completion of the acquisition of Remedium, the substantial restructuring efforts during 2005 and 2006, the fact that no cash bonuses were paid during 2005, and the Company’s improved financial and operational performance in 2006.

Long-Term Incentive Compensation

Long-Term incentive compensation is paid through equity based awards issued under the Company’s equity incentive plans. The Company believes that granting equity based awards is an effective way to reward NEOs above and beyond their base salaries and to align the interests of management with those of the Company’s stockholders over time. The Company also believes that equity grants that include a vesting schedule are an effective tool in promoting the retention of executive management. Under the Company’s incentive plans, the Committee may issue options intended to qualify as incentive stock options under Section 422(b) of the Internal Revenue Code, non-qualified stock options, or restricted shares

There is no specified procedure for determining when equity-based awards will be granted. The Compensation Committee, upon recommendation from the board of directors, determines the timing, distribution and amount of all equity based awards. In making these determinations, the Compensation Committee may take various factors into account, including, but not limited to, the Company’s financial performance, the financial performance for other companies within the contract research and life science industries, the contribution to the Company’s success of the particular NEO, and the potential dilutive effect of the awards on other stockholders. However, the Compensation Committee does not apply any specific formula or assign any specific weights to these factors in determining whether to grant equity based awards.

In making grants of equity-based awards, the Company is limited to the pool of shares authorized by the stockholders under its equity incentive plans. All equity incentive plans of the Company have been approved by the stockholders and the pool of plan shares cannot be increased without further stockholder approval.

No long-term compensation awards were made to NEOs for 2006. Grants made in prior years consisted solely of stock options. Exercise prices for stock options are generally set at fair market value as of the date of grant.

Profit Sharing 401(k) Plan

The Company offers NEOs participation in a 401(k) retirement savings plan that is available to substantially all its U.S. based full-time employees. 401(k) plans provide a tax-advantaged method of saving for retirement. The Company offers a 401(k) plan because it is reasonably inexpensive to administer and the Company believes it provides an excellent mechanism for employees to save for their retirement.

Commencing in August 2006, the Company made a matching contribution equal to 100% on the first 2% of the participant’s compensation (excluding bonus payments). Prior to that period, commencing in 2003, the Company made a matching contribution equal to 50% on the first 2% of the participant’s compensation (excluding bonus payments). All participants who are employed during the plan year are eligible to receive the matching contribution. The matching contribution is credited to the participant using a graded vesting schedule with six or more years of service required to become fully vested. The method for crediting vesting service is the plan year.

Health and Welfare Employee Benefits Plans

We provide healthcare, life and disability insurance and other employee benefits programs to our employees, including the NEOs. We believe that our employee benefits programs should be comparable to those maintained by other companies within the contract research and life science industries in order to assure that we are able to maintain a competitive position in terms of attracting and retaining NEOs and other employees. Our employee benefits plans are provided on a non-discriminatory basis to all employees.

Other Compensation

In order to provide our CEO with a competitive and attractive total compensation package, the Company also maintains a life insurance policy, which provides a $665,000 death benefit to a beneficiary(ies) named by Dr. Borow in the event of Dr. Borow’s death.

Perquisites

We provide limited perquisites or personal benefits to our NEOs. During 2006 the perquisites and personal benefits provided to each of our NEOs involved an aggregate incremental cost to the Company of less than $10,000.

Interaction with Consultants

The Compensation Committee has in the past engaged a compensation consultant to provide input on our executive compensation. As described above, the employment agreement between the Company and Dr. Borow, our CEO, expired on March 31, 2006. In connection with the on-going negotiation of a new employment agreement with Dr. Borow, the board of directors has retained the Hay Group to assist the Company in determining a competitive level of total compensation for Dr. Borow. The consultants are independent and report directly to the Compensation Committee.

Role of NEOs in Setting Compensation

The board of directors and the Compensation Committee frequently ask the CEO to discuss executive compensation and evaluate Company and individual performance. Occasionally other executives may be invited to attend a meeting of the board of directors or the Compensation Committee to provide pertinent financial or human resources information. NEOs in attendance may provide their insights and suggestions, but only independent board members or Compensation Committee members, as the case may be, may vote on decisions regarding NEO compensation.

Our CEO and our other NEOs do not determine or approve any element or component of their own base salary, discretionary cash compensation, long-term incentives or other aspects of compensation. The NEOs do provide input and make recommendations to the board of directors and the Compensation Committee with respect to the compensation of officers who report to them. These recommendations are based on various factors including individual contribution and performance, company performance, complexity and importance of roles and responsibilities, reporting relationships, retention needs and internal pay relationships.

Severance Agreements

The Company entered into an Executive Severance Agreement with Mr. Hoffman on September 28, 2005 (the “Executive Severance Agreement”). The Executive Severance Agreement is designed to provide Mr. Hoffman with assurance that his compensation will be protected in the event there is a change in control of the Company. The Executive Severance Agreement provides generally, that, in the event Mr. Hoffman’s employment with the Company is terminated without cause or with good reason in connection with a Change of Control, Mr. Hoffman will be entitled to: (i) a lump sum cash payment equal to one times his annual base salary; (ii) continuation of all benefits pursuant to any and all welfare benefit plans for one year (or, shorter, if substantially similar benefits are provided by the executive’s new employer); (iii) outplacement services for a period of up to 12 months; (iv) the immediate vesting and exercisability of all stock options or other equity incentives; and (v) any other accrued rights, including, but not limited to accrued vacation and bonus.

For purposes of the Executive Severance Agreement, a “Change in Control” is generally deemed to have occurred in any of the following circumstances: (i) subject to certain exceptions, a person is or becomes the beneficial owner of securities representing 35% or more of the combined voting power of the Company’s then outstanding voting securities; (ii) when as a result of a stockholder vote for which proxies are solicited by any person other than the Company, or by written consent of the stockholders without a meeting, the incumbent directors cease to constitute at least a majority of the authorized number of members of the board; (iii) the Company stockholders approve a merger, reorganization or consolidation involving the Company if the voting securities of the Company immediately before such merger, reorganization or consolidation do not continue to represent at least 65% of the combined voting power of the voting securities of the surviving or resulting entity; (iv) the Company’s stockholders approve a plan of complete liquidation or dissolution of the Company; or (v) the board adopts a resolution to the effect that any person has acquired effective control of the business and affairs of the Company.

We currently do not have a formal written severance plan or severance agreement with any other of our NEOs. However, we may in the future provide severance benefits to our executives on a case by case basis, by entering onto a severance agreement prior to the time of separation or by taking into consideration the reason for termination and other facts present at the time of separation.

Our 2002 Equity Incentive Plan, which we refer to as the 2002 Plan, provides for accelerated vesting of options and restricted stock awarded to employees, including the NEOs, if there is a change of control in which the plan is not continued by a successor corporation or substantially equivalent options or restricted shares, as the case may be, in a successor corporation are not provided to participants. In addition, the 2002 Plan provides for accelerated vesting with respect to options or restricted shares held by a participant who is an employee of the Company or who is providing service to the Company in the event there is a change of control if the participant is not offered substantially equivalent employment or service with the successor corporation or the participant’s employment or service with the successor corporation is terminated during the six month period following the change of control. Under our Amended and Restated 1996 Stock Incentive Plan (which we refer to as the 1996 Plan) and our 2006 Stock Incentive Plan (which we refer to as the 2006 Plan), the board of directors, in its sole discretion, may cause all previously unvested options and/or restricted stock awards to become vested and/or exercisable or unrestricted, as the case may be, upon a change of control.

For purposes of our equity incentive plans, a Change in Control is generally deemed to have occurred in any of the following circumstances: (i) subject to certain exceptions, a person is or becomes the beneficial owner of securities representing 25% or more of the combined voting power of the Company’s then outstanding voting securities; (ii) the Company stockholders approve a merger, reorganization or consolidation involving the Company if the stockholders of the Company immediately before such merger, reorganization or consolidation do not or will not own directly or indirectly immediately following such merger, reorganization or consolidation, more than 50% of the combined voting power of the surviving or resulting entity in substantially the same proportions as their ownership immediately before the transaction; (iii) the Company’s stockholders approve a plan of complete liquidation or dissolution of the Company; (iv) the Company’s stockholders approve an agreement for the sale or other disposition of all or substantially all of the assets of the Company; or (v) the Company’s stockholders accept shares in a shares exchange if the stockholders do not or will not own directly or indirectly immediately following the share exchange more than 50% of the combined voting power of the surviving or resulting entity in substantially the same proportions as their ownership before immediately before the share exchange.

Generally under our equity incentive plans, when a participant’s service with the Company is terminated his or her stock options are terminated immediately, except that the options may be exercised for a period after termination (not to exceed the original option termination date) to the extent then exercisable in the following circumstances:

•	Disability – within one year after termination

•	Death – within one year after the date of death

•	Termination other than for cause- within 90 days from the date of termination

Under the 1996 Plan, the board of directors may accelerate any options held by a participant whose service with the Company is terminated, other than termination for cause (as defined in the 1996 Plan).

Accounting and Tax Consequences

The accounting consequences of the various forms of compensation have not been significant factors in determining whether to make an award, but the Compensation Committee will take them into account if appropriate. Similarly, the tax consequences of the various forms of compensation generally have not been significant factors in determining whether to make an award, but the Compensation Committee will take them into account if appropriate. In this regard, the Compensation Committee reviewed the provisions of Section 162(m) of the Internal Revenue Code, relating to the $1 million deduction cap for the compensation of NEOs and its applicability in 2006. The Compensation Committee will take Section 162(m) into account as one of the factors considered in establishing the compensation of the Company’s executive’s and generally will award only deductible compensation. However, to the extent consistent with its overall compensation policy, the Compensation Committee may determine that awarding compensation in excess of Section 162(m) deduction limits is reasonable and appropriate.

Summary Compensation Table

Name and Principal Position	Year	Salary ($)	Bonus ($)	Option Awards ($)(1)	All Other Compensation ($)(2)(3)		Total ($)
Kenneth M. Borow, M.D., President and Chief Executive Officer	2006	$358,479	$100,000	$182,222	$4,257	(4)	$644,958
Lawrence R. Hoffman, Executive Vice President, Secretary, General Counsel and Chief Financial Officer	2006	227,260	75,000	91,923	3,124		397,307
Alison O’Neill, Senior Vice President Global Operations	2006	188,217	—	41,238	2,511		231,966

(1)	The amounts in this column reflect the dollar amount recognized for financial statement reporting purposes for the fiscal year ended December 31, 2006, in accordance with FAS 123R, of stock option awards pursuant to our equity incentive plans and thus include amounts from awards granted prior to 2006.

(2)	Includes Company matching contributions of $2,087, $3,124, and $2,511 for Dr. Borow, Mr. Hoffman and Ms. O’Neill, respectively, under the Company’s employee’s savings (401K) plan.

(3)	Does not include perquisites and other personal benefits which, in the case of each of our NEOs involved an aggregate incremental cost to the Company during 2006 of less than $10,000.

(4)	Includes $2,170, which represents the premium paid in 2006 on a term life insurance policy provided by the Company.

Outstanding Equity Awards at Fiscal Year-End

Name	Number of Securities Underlying Unexercised Options (#) Exercisable	Number of Securities Underlying Unexercised Options Unexercisable		Option Exercise Price ($)	Option Expiration Date
Kenneth M. Borow, M.D., President and Chief Executive Officer	166,667	333,333	(1)	$2.25	07/01/2010
Lawrence R. Hoffman, Executive Vice President, General Counsel, Secretary and Chief Financial Officer	66,667 33,334	33,333 66,666	(2) (3)	3.69 2.25	07/26/2009 07/01/2010
Alison O’Neill, Senior Vice President Global Operations	18,000 5,000 15,000 10,000 16,667 30,000	— — — — 8,333 45,000	(4) (5)	3.17 2.65 2.17 2.26 2.60 2.25	03/09/2007 03/07/2007 04/29/2008 05/18/2008 01/02/2009 06/30/2010

(1)	Options to purchase 166,667 of the shares become exercisable on July 1, 2007; and options to purchase the remaining 166,666 shares become exercisable on July 1, 2008.

(2)	The Options to purchase the shares become exercisable on July 1, 2007.

(3)	Options to purchase 33,333 of the shares become exercisable on each of July 1, 2007 and July 1, 2008.

(4)	The Options to purchase the shares became exercisable January 2, 2007.

(5)	Options to purchase 15,000 of the shares become exercisable on each of July 1, 2007, July 1, 2008 and July 1, 2009.

POTENTIAL PAYMENTS UPON TERMINATION OR CHANGE-IN-CONTROL

The following table shows amounts payable to Mr. Hoffman at December 29, 2006 under the various termination scenarios pursuant to the terms of Mr. Hoffman’s Executive Severance Agreement in the event of a Change of Control, as defined in the Executive Severance Agreement. See “Compensation Discussion and Analysis – Severance Agreements.” The figures set forth in the table assume a stock price of $5.31, the closing price of the Company’s stock on December 29, 2006, and a simultaneous Change in Control (as defined in the Executive Severance Agreement) and termination event. The table excludes (i) amounts accrued through December 29, 2006 that would paid in the normal course of continued employment, such as accrued but unpaid salary and accrued vacation, (ii) Mr. Hoffman’s vested account balance under our 401(k) plan, (iii) the value of option continuation upon termination; and (iv) amounts payable under plans, arrangements or agreements that do not discriminate in favor of executive officers and are available generally to salaried employees.

Lawrence R. Hoffman

	Voluntary Resignation w/o Good Reason	Voluntary Resignation for Good Reason		Involuntary Termination without Cause		Involuntary Termination with Cause		Death	Disability
Cash Severance	—	$227,920	(1)	$227,920	(1)	—		—	—
Post-termination health & welfare	—	$13,942		$13,942		—		—	—
Outplacement	—	$20,000	(2)	$20,000	(2)	—		—	—
Vesting of stock options (3)	—	$257,997		$257,997		—	(4)	—	—

(1)	Payable as a lump sum.

(2)	Represents estimated value of outplace assistant for 12 months.

(3)	Represents the excess of $5.31, the closing price of the Company’s common stock on December 29, 2006, over the exercise price of unvested options, the vesting of which accelerates in connection with the specified event.

(4)	As the term “Change of Control” is defined in the Executive Severance Agreement and under our equity incentive plans, depending on the particular facts and circumstances a Change in Control could occur under the Executive Severance Agreement but not under the equity incentive plans, under the equity incentive plans but not under the Executive Severance Agreement or under both the Executive Severance Agreement and the equity incentive plans. See “Compensation Discussion and Analysis – Severance Agreements.” In the event a Change of Control had occurred as of December 31, 2006 under both the Executive Severance Agreement and the equity incentive plans, Mr. Hoffman would have been entitled to the benefits described in the table above. In addition, the unvested options held by Mr. Hoffman as of that date would have been accelerated under the terms of our equity incentive plans if Mr. Hoffman’s employment with the Company was terminated (even with cause), which would have resulted in a benefit of $257,997. The amounts payable to Mr. Hoffman if a Change of Control occurred under the equity incentive plans but not under the Executive Severance Agreement as of December 29, 2006 are described below.

The tables below show for Dr. Kenneth M. Borow, Lawrence R. Hoffman, and Alison O’Neill the respective benefits they would have received as a result of the vesting of stock options they hold upon the occurrence on December 29, 2006 of the specified events, pursuant to the terms of our equity incentive plans. In each case, the benefit shown in the table represents the amount by which the aggregate market value on December 29, 2006 of the Company’s common stock issuable upon exercise of the options that vest on the occurrence of the event (determined based on the closing price of the Company’s common stock on that date of $5.31) exceeded the aggregate exercise price of those options. The table for each individual excludes (i) amounts accrued through December 29, 2006 that would be paid in the normal course of continued employment, such as accrued but unpaid salary and accrued vacation; (ii) the individual’s vested account balance under our 401(k) plan; (iii) the value of option continuation upon termination; and (iv) amounts payable under plans, arrangements or agreements that do not discriminate in favor of executive officers and are available generally to salaried employees.

Dr. Kenneth M. Borow

	Voluntary Resignation	Involuntary Termination For Cause Without a Change in Control	Involuntary Termination Without a Change in Control	Involuntary Termination With a Change in Control	Disability	Death
Vesting of stock options(1)	—	—	—	$1,019,999	—	—

(1)	All of the options granted to this individual that were unvested as of December 29, 2006 were granted pursuant to the 2002 plan.

Lawrence R. Hoffman

	Voluntary Resignation	Involuntary Termination For Cause Without a Change in Control	Involuntary Termination Without a Change in Control	Involuntary Termination With a Change in Control	Disability	Death
Vesting of stock options(1)	—	—	—	$257,997	—	—

(1)	All of the options granted to this individual that were unvested as of December 29, 2006 were granted pursuant to the 2002 plan.

Alison O’Neill

	Voluntary Resignation	Involuntary Termination For Cause Without a Change in Control	Involuntary Termination Without a Change in Control	Involuntary Termination With a Change in Control	Disability	Death
Vesting of stock options(1)	$137,700	—	$137,700	$160,282	$137,700	$137,700

(1)	As of December 29, 2006, Ms. O’Neill held 45,000 unvested options, which were granted pursuant to the 1996 Plan and 16,667 unvested options which were granted pursuant to the 2002 Plan. Unlike the 2002 Plan, the 1996 Plan gives the board of directors the authority to accelerate the vesting of options in the event a participant’s service with the Company is terminated, other than for termination for cause (as that term is defined in the 1996 Plan). The benefit reported assumes the board of directors accelerated the vesting of the 45,000 unvested options granted pursuant to the 1996 Plan in connection with the specified event. The vesting of the 16,667 options granted pursuant to the 2002 Plan would not accelerate upon the specified event.

For information concerning amounts payable to Dr. Kai Lindevall in the event of the termination of his employment with the Company, see the discussion under “Severance Agreement with Dr. Lindevall” in Item 13 of this report. Dr. Lindevall is not an NEO but is expected to be an NEO in 2007.

DIRECTOR COMPENSATION

For 2006, each non-employee director received $37,500 for his service on the Company’s board of directors paid at the rate of $3,125 per month, plus reimbursement of reasonable expenses incurred in connection with attendance at meetings of the board. A non-employee director who is Chairman of the Audit or Compensation Committee may receive an annual grant to purchase 25,000 shares of the Company’s common stock. All other non-employee directors may receive an annual grant to purchase 20,000 shares of the Company’s common stock. No options to purchase the Company’s common stock were granted to directors for their service on the Company’s board of directors in 2006.

The following table presents the compensation provided by the Company to each person who served as a director during 2006, except for Kenneth M. Borow, our Chief Executive officer, Dr. Borow’s compensation is set forth in the Summary Compensation Table. Dr. Borow did not receive any additional consideration for his service on the board of directors:

Name	Fees earned or paid in cash ($)		Option Awards ($)(4)(5)	All other compensation ($)(6)		Total ($)
Scott M. Jenkins	$37,500		—	—		$37,500
Christopher F. Meshginpoosh	37,500		$10,339	—		47,839
Earl M. Collier, Jr. (1)	37,500		4,146	—		41,646
Petri Manninen (2)	6,250		—	—		6,250
Dr. Jyrki Mattila (2)	6,250		—	—		6,250
Dr. Kai Lindevall (2)	—	(3)	—	$52,283	(3)	52,283

(1)	Mr. Collier resigned as a director of the Company effective February 15, 2007.

(2)	Mr. Manninen, Dr. Mattila and Dr. Lindevall were elected as directors at the Company’s 2006 Annual Meeting of Stockholders effective upon the consummation of the Company’s acquisition of Remedium on November 1, 2006.

(3)	Effective November 1, 2006, Dr. Lindevall became the Company’s President, European and Asian Operations. For 2006, Dr. Lindevall received a base salary of $46,995 and a car allowance of $5,288. Dr. Lindevall’s compensation was payable in euros. His compensation has been translated into U.S. dollars at the average exchange rate of the dollar for November and December 2006 of $1.303335 € 1. Dr. Lindevall is not paid any separate compensation for serving as a director.

(4)	The amounts in this column reflect the dollar amount recognized for financial statement reporting purposes for the fiscal year ended December 31, 2006, in accordance with FAS 123R, of stock option awards pursuant to our equity incentive plans and thus include amounts from awards granted prior to 2006.

(5)	At fiscal year end the aggregate number of options outstanding for each director was as follows: Scott M. Jenkins- 0; Christopher F. Meshginpoosh- 8,333.50; Earl M. Collier- 72,500; Petri Manninen-48,099; Dr. Mattila- 0; and Dr. Lindevall-48,099.

(6)	Does not include perquisites and personal benefits which, in the case of each of our directors, involved an aggregate incremental cost to the Company during 2006 of less than $10,000.

Compensation Committee Interlocks and Insider Participation

During 2006, Scott M. Jenkins, Christopher Meshginpoosh and Dr. Jyrki Mattila served as members of the Compensation Committee. None of the individuals who served as members of the Compensation Committee in 2006 was during 2006 an officer or employee of the Company or has ever been employed by us as an officer of the Company. During fiscal year 2006, no member of our Compensation Committee (1) had any relationship requiring disclosure by the Company in Item 13 of the report pursuant to Item 404 of SEC Regulation S-K, (2) served as a member of the Compensation Committee of another entity that had an executive officer serving on our Compensation Committee, (3) served as a director of another entity that had an executive officer serving on our Compensation Committee, or (4) served as a member of the Compensation Committee of another entity that had an executive officer serving as a director of our Company.

The following report of the Compensation Committee shall not be deemed incorporated by reference by any general statement incorporating by reference this proxy statement into any filing under the Securities Act of 1933, as amended, or under the Exchange Act, except to the extent that the company specifically incorporates this information by reference. The following report shall not otherwise be deemed filed under such acts.

COMPENSATION COMMITTEE REPORT

The Compensation Committee of the Company has reviewed and discussed the Compensation Discussion and Analysis required by Item 402(b) of SEC Regulation S-K with management and, based on such review and discussions, the Compensation Committee recommended to the Board that the Compensation Discussion and Analysis be included in the Company’s Annual Report of Form 10-K/A for the year ended December 31, 2006 and its proxy statement relating to the Company’s 2007 annual meeting of stockholders.

THE COMPENSATION COMMITTEE

SCOTT M. JENKINS, CHAIRMAN

CHRISTOPHER MESHGINPOOSH

DR. JYRKI MATTILA

April 24, 2007

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

The following table sets forth, as of April 15, 2007, certain information with regard to beneficial ownership of outstanding shares of the Company’s common stock by (i) each director and Named Executive Officer individually, (ii) all executive officers and directors of the Company as a group, and (iii) each person known by the Company to beneficially own five percent or more of the outstanding shares of the Company’s common stock:

Name of Beneficial Owner(1)(2)	Amount and Nature of Beneficial Ownership(3)		Percentage of Outstanding Shares
Kenneth M. Borow, M.D	961,235	(4)	5.27%
Lawrence R. Hoffman	100,001		*
Scott M. Jenkins	24,268		*
Dr. Kai Lindevall	1,535,361	(5)(6)	8.48%
Petri Mikael Manninen	321,503	(6)(7)	1.78%
Jyrki Matilla	—		—
Christopher F. Meshginpoosh	16,666.75		*
Alison O’Neill	80,000		*
Paul J. Schmitt (8)	—		—
All executive officers and directors as a group (nine persons)	3,039,034.75		16.43%
Jan Lilja Residence Du Golf E8 CH-1196 Gland, Switzerland	1,031,064	(9)	5.70%
Sven-Erik Nilsson 11, Chemin de Jaillet CH-1277 Borex, Switzerland	1,152,998	(10)	6.39%
Hassan Nemazee 777 Park Avenue New York, NY 10021	1,033,010	(11)	5.72%
Houston Ventures, Inc. 720 Fifth Avenue New York, NY 10019	1,000,000	(12)	5.53%
Wells Fargo & Company 525 Market Street San Francisco, CA 94105	2,300,435	(13)	12.73%

*	Less than 1% of the outstanding Common Stock.

(1)	Unless otherwise noted, we believe that all persons have sole voting and investment power with respect to all shares beneficially owned by them.

(2)	Unless otherwise noted, the address of such persons is: c/o Encorium Group, Inc., One Glenhardie Corporate Center, 1275 Drummers Lane, Wayne, PA 19087.

(3)	The amounts shown include shares which may be acquired currently or within 60 days of April 15, 2006 through the exercise of stock options, as follows: Dr. Borow—166,667 shares; Dr. Lindevall—48,099; Mr. Manninen—48,099; Mr. Meshginpoosh—16,666.75 shares; Mr. Hoffman 100,001; Ms. O’Neill—80,000 shares; Mr. Schmitt —25,000 and all current executive officers and directors as a group— 436,433.75 shares. See note 6 for a description of Dr. Lindevall’s and Mr. Manninen’s outstanding options.

(4)	Includes 39,000 shares owned indirectly that are held by certain members of Dr. Borow’s immediate family and over which Dr. Borow has sole investment and voting power. Of the shares owned by Dr. Borow, 460,000 shares have been pledged as collateral for a promissory note in the principal amount of $1,380,000 in favor of Richard D. Propper, M.D. payable on December 31, 2007.

(5)	Includes 161,516 shares owned indirectly that are held by Dr. Lindevall’s spouse, as to which Mr. Lindevall disclaims beneficial ownership.

(6)	Prior to the Company’s acquisition of Remedium on November 1, 2006, Dr. Lindevall and Mr. Manninen each held options to purchase 120 shares of Remedium. Pursuant to the terms of an option exchange agreement, upon the consummation of the Company’s acquisition of Remedium on November 1, 2006, the options held by Dr. Lindevall and Mr. Manninen remained outstanding. Upon exercise, however, Dr. Lindevall and Mr. Manninen will be entitled to receive approximately 400.82 Encorium shares for each Remedium share otherwise issuable upon the exercise of a Remedium option (or approximately 48,099 shares of Encorium stock, assuming exercise of all 120 Remedium options).

(7)	Includes 273,403 shares held indirectly by NTGLT Pharma BVBA of which Mr. Manninen is the managing director.

(8)	Mr. Schmitt was appointed as a director of the Company effective February 15, 2007.

(9)	Based on the Schedule 13G filed by Jan Lilja on November 17, 2006, except that number of shares also includes 121,302 earn-out shares issued to Mr. Lilja on March 27, 2007. See “Related Party Transactions- Payments to Former Stockholders of Remedium,” below.

(10)	Based on the Schedule 13G filed by Sven-Erik Nilsson November 17, 2006, except that number of shares also includes 135,647 earn-out shares issued Mr. Nilsson on March 27, 2007. See “Related Party Transactions- Payments to Former Stockholders of Remedium,” below.

(11)	As per the Schedule 13D/A filed by Hassan Nemazee on February 4, 2000, includes 500,000 shares of Common Stock owned by Houston Ventures, Inc. as to which Hassan Nemazee has joint investment and voting power, as well as 33,010 shares held by Mr. Nemazee’s children.

(12)	As per the Schedule 13D/A field by Houston Ventures, Inc. on February 4, 2000.

(13)	As per the Schedule 13G/A filed by Wells Fargo & Company on February 9, 2007.

Equity Compensation Plan Information

The following table details information regarding the Company’s existing equity compensation plans as of December 31, 2006:

Plan Category	(a) Number of securities to be issued upon exercise of outstanding options, warrants and rights		(b) Weighted-average exercise price of outstanding options, warrants and rights	(c) Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))
Equity compensation plans approved by security holders	1,130,550	(1)	$2.53	1,010,715
Equity compensation plans not approved by security holders	—		—	—
Total	1,130,550		2.53	1,010,715

(1)	Does not include up to 264,541 shares of Encorium common stock issuable upon the exercise of options granted by our subsidiary, Remedium Oy (“Remedium”) prior to our acquisition of Remedium on November 1, 2006. At the time of our acquisition of Remedium six employees and two non-employee directors of Remedium held options to purchase an aggregate of 660 shares of Remedium capital stock at an exercise price of EUR 750 per share. Pursuant to the terms of an Option Exchange Agreement, upon the consummation of the Company’s acquisition of Remedium on November 1, 2006, the options remained outstanding. However, upon exercise, the holders of the Remedium options will be entitled to receive, in lieu of the Remedium shares otherwise issuable upon such exercise, approximately 400.82 Encorium shares for each Remedium share otherwise issuable upon exercise of the options (or approximately 264,541shares of Encorium stock, assuming exercise of all 660 Remedium options). The EUR 750 exercise price per Remedium share would represent an exercise price per Encorium share of $2.47, based on the exchange rate into the U.S. Dollar of the Euro designated by the Federal Reserve Bank of New York as of December 29, 2006.

Item 13.	Certain Relationships and Related Transactions, and Director Independence.

Certain Relationships and Related Transactions

In accordance with the provisions of the written charter of the Audit Committee of the board of directors, the Audit Committee is to approve all related party transactions that are required to be disclosed pursuant to the rules and regulations of the SEC. In determining whether to approve or ratify a transaction, the Audit Committee takes into account, among other factors it deems to be appropriate, whether the transaction is on terms no less favorable than terms generally available to an unaffiliated person under the same or similar circumstances and the extent of the related person’s direct or interest in the transaction.

The transactions described below were transactions that when entered into were not with related parties. The parties became related parties as a result of these transactions. These transactions were approved by the full board of directors. All shares issued or issuable pursuant to the Combination Agreement (as defined below) or upon exercise of Remedium options were approved by our stockholders at our 2006 Annual Meeting of Stockholders.

Employment Agreement with Dr. Lindevall

In connection with the acquisition of Remedium on Novemebr 1, 2006, Dr. Kai Lindevall entered into an employment agreement with the Company (the “Employment Agreement”). Under the terms of the Employment Agreement, Dr. Lindevall will serve as Encorium’s and Remedium’s President, European and Asian Operations, for a term of three years. Pursuant to the Employment Agreement, Dr. Lindenvall will receive an initial base salary at an annual rate of $275,000; provided, however, that the annual rate of base salary for each 12-month period beginning on or after the first anniversary of the Employment Agreement will increase, from the annual rate of base salary in effect for the immediately preceding twelve month period, by an amount equal to the annual percentage increase in the CPI (as defined in the Employment Agreement) for the immediately preceding calendar year. In addition, Dr. Lindevall will be (i) eligible to receive an annual bonus, not to exceed $200,000 per annum, upon the achievement of corporate financial goals related to the European and Asian operating results of the Company, as specified in the Employment Agreement, before interest and taxes, (ii) entitled to participate in any benefit plans or arrangements sponsored or maintained by the Company, subject to the terms and conditions of such plans, arrangements and mandatory Finnish law, and (iii) entitled to equity-based compensation as determined in the sole discretion of Encorium’s board of directors.

Pursuant to the Employment Agreement, in the event of the termination of Dr. Lindevall’s employment by the Company without Cause (as defined in the Employment Agreement) or by Dr. Lindevall for Good Reason (as defined in the Employment Agreement) Dr. Lindevall will be entitled to (i) the payment of all accrued but unpaid base salary and benefits through the date of such termination, (ii) the payment of any accrued but unpaid bonus payable under the agreement with respect to a fiscal year of the Company ending prior to such termination, (iii) a continuation of group health coverage during the term of the agreement for Dr. Lindevall (and, to the extent covered immediately prior to the date his termination, his dependents); (iv) monthly severance payments equal to one-twelfth of his base salary as of the date of such termination continuing until the end of the term, and (v) vesting of all of Dr. Lindevall’s stock options, to the extent not already vested.

If Dr. Lindevall’s employment with Encorium is terminated during the term for Cause (as defined in the Employment Agreement) or as a result of his death or disability, then Encorium’s obligation to Dr. Lindevall will be limited solely to the payment of (i) all accrued but unpaid base salary and benefits through the date of such termination, and (ii) the payment of any accrued but unpaid bonus payable under the agreement with respect to a fiscal year of Encorium ending prior to such termination.

The Employment Agreement contains certain restrictive covenants that prohibit Dr. Lindevall from disclosing information that is confidential to the Company and will generally prohibit him, during the term of the agreement and for one year thereafter, from:

•	engaging or participating in any Competing Business (as defined in the Employment Agreement);

•

becoming interested in (as owner, stockholder, lender, partner, co-venturer, director, officer, employee, agent or consultant) any person, firm, corporation, association or other entity engaged in any Competing Business;

•

soliciting or calling on any customer with whom Encorium shall have dealt or any prospective customer that Encorium shall have identified and solicited at any time during Dr. Lindevall’s employment by Encorium;

•	influencing or attempting to influence any supplier, customer or potential customer of Encorium to terminate or modify any written or oral agreement or course of dealing with the Encorium; and

•	soliciting or hiring the employees, consultants, agents or distributors of Encorium.

We do not currently have any employment agreements with any other current executive officers. We are, however, in the process of negotiating an employment agreement with Dr. Borow, our CEO.

Severance Agreement with Dr. Lindevall

In connection with the acquisition of Remedium on November 1, 2006, the Company entered into an Executive Severance Agreement with Dr. Kai Lindevall on November 1, 2006. The Executive Severance Agreement provides, generally, that in the event the Dr. Lindevall’s employment with the Company is terminated without just cause or with good reason in connection with a Change of Control, Mr. Lindevall he will be entitled to: (i) a lump sum cash payment equal three times his annual base salary; (ii) continuation of all benefits pursuant to any and all welfare benefit plans for three years (or, shorter, if substantially similar benefits are provided by the executive’s new employer); (iii) outplacement services for a period of up to 12 months; (iv) the immediate vesting and exercisability of all stock options or other equity incentives; and (v) any other accrued rights.

For purposes of the Executive Severance Agreement, a “Change in Control” is generally deemed to have occurred in any of the following circumstances: (i) subject to certain exceptions, a person is or becomes the beneficial owner of securities representing 35% or more of the combined voting power of the Company’s then outstanding voting securities; (ii) when as a result of a stockholder vote for which proxies are solicited by any person other than the Company, or by written consent of the stockholders without a meeting, the incumbent directors cease to constitute at least a majority of the authorized number of members of the board; (iii) the Company stockholders approve a merger, reorganization or consolidation involving the Company if the voting securities of the Company immediately before such merger, reorganization or consolidation do not continue to represent at least 65% of the combined voting power of the voting securities of the surviving or resulting entity; (iv) the Company’s stockholders approve a plan of complete liquidation or dissolution of the Company; or (v) the board adopts a resolution to the effect that any person has acquired effective control of the business and affairs of the Company.

Payments to Former Stockholders of Remedium

Pursuant to the term of an Amended and Restated Combination Agreement dated July 6, 2006 (the “Combination Agreement”) between the Company and the then stockholders of Remedium Oy, a corporation organized under the laws of Finland (“Remedium”), on November 1, 2006 the Company purchased all of the issued and outstanding shares of Remedium. Pursuant to the terms of the Combination Agreement the persons named in the table below, formerly stockholders of Remedium, have received, or are entitled to receive, the following payments of cash and Encorium shares from the Company in connection with the Company’s acquisition of Remedium:

Name	Relationship(s) with the Company	Number of Encorium shares received upon consummation of the business combination(1)		Number of additional Encorium shares received as earn-out shares(3)		Number of Encorium shares to be issued on November 1, 2007(4)		Cash received upon consummation of the business combination		Additional cash received on March 30, 2007	Number of Encorium shares subject to Remedium Options(5)
Dr. Kai Lindevall	President, European and Asian Operations, director, 5% stockholder	1,044,116		281,630		281,630		$1,591,176.12		$1,431,586.26	48,099
Agneta Lindevall	Wife of Dr. Kai Lindevall	135,146		26,370		26,730		177,238.81		—	—
Jan Lilja	5% stockholder	909,762		121,302		121,302		—		—	—
Petri Manninen	director	232,814	(2)	40,589	(2)	40,589	(2)	202,629.85	(2)	—	48,099
Sven Erik-Nilsson	5% stockholder	1,017,351		135,647		135,647		—		—	—

(1)	If valued at $2.83 per share, representing the price per share at which the former Remedium stockholders received shares of Encorium common stock upon the closing of the Combination Agreement on November 1, 2006, the value of the shares received upon consummation of the business combination by each person is as follows: Kai Lindevall- $2,954,849; Agneta Lindevall- $382,464; Petri Manninen- $658,864 (see note 2, below); Jan Lilja- $2,574,627; and Sven Erik-Nilsson- $2,879,104. If valued at $3.58 per share, representing the closing price of Encorium common stock on November 1, 2006, the value of the shares received by each person is as follows: Kai Lindevall- $3,737,936; Agneta Lindevall- $483,823; Petri Manninen- $833,475 (see note 2, below); Jan Lilja- $3,256,948; and Sven Erik-Nilsson- $3,642,117.

(2)	Mr. Manninen is the managing director of NTGLT Pharma BVBA, a former stockholder of Remedium. Amounts shown have been received or are entitled to be received by NTGLT Pharma BVBA and not by Mr. Manninen directly.

(3)	If valued at $2.83 per share, representing the price per share at which the former Remedium stockholders received shares of Encorium common stock upon the closing of the Combination Agreement on November 1, 2006, the value of the earn-out shares received by each person is as follows: Kai Lindevall- $797,013; Agneta Lindevall- $74,628; Petri Manninen- $114,867 (see note 2, above); Jan Lilja- $343,285; and Sven Erik-Nilsson- $383,881. If valued at $3.30 per share, representing the closing price of Encorium common stock on March 27, 2006, the date the earn-out shares were issued, the value of the earn-out shares received by each person is as follows: Kai Lindevall- $929,379; Agneta Lindevall- $88,209; Petri Manninen- $133,984 (see note 2, above); Jan Lilja- $400,297; and Sven Erik-Nilsson- $447,636.

(4)	If valued at $2.83 per share, representing the price per share at which the former Remedium stockholders received shares of Encorium common stock upon the closing of the Combination Agreement on November 1, 2006, the value of the shares received upon consummation of the business combination by each person is as follows: Kai Lindevall- $2,954,849; Agneta Lindevall- $382,464; Petri Manninen- $658,864 (see note 2, above); Jan Lilja- $2,574,627; and Sven Erik-Nilsson- $2,879,104.

(5)	Prior to the Company’s acquisition of Remedium on November 1, 2006, Dr. Lindevall and Mr. Manninen each held options to purchase 120 shares of Remedium at an exercise price of EUR 750 per share. Pursuant to the terms of an option exchange agreement, upon the consummation of the Company’s acquisition of Remedium on November 1, 2006, the options held by Dr. Lindevall and Mr. Manninen remained outstanding. However, upon exercise of his Remedium options, each will be entitled to receive, in lieu of the Remedium shares otherwise issuable upon such exercise, approximately 400.82 Encorium shares for each Remedium share otherwise issuable upon the exercise of the Remedium options (or approximately 48,099 shares of Encorium stock, assuming the exercise of his options for all 120 Remedium shares). The EUR 750 exercise price per Remedium share would represent an exercise price per Encorium share of $2.39, based on the exchange rate into the U.S. Dollar of the Euro designated by the Federal Reserve Bank of New York as of November 1, 2006. If valued at $2.83 per share, representing the price per share at which the former Remedium stockholders received shares of Encorium common stock upon the closing of the Combination Agreement on November 1, 2006, the aggregate market value of the Encorium shares that may be purchased by Dr. Lindevall or Mr. Manninen exceeded the aggregate exercise price of the option covering the shares by approximately $21,164.

Director Independence

In accordance with Nasdaq rules, the board of directors affirmatively determines the independence of each director and nominee for election as a director in accordance with guidelines it has adopted, which guidelines mirror the elements of independence set forth in Nasdaq and Securities Exchange Act rules. Based on these standards the board of directors determined that each of the following non-employee directors is independent and has no relationship with the Company, except as a director and/or stockholder of the Company: Scott M. Jenkins, Dr. Jyrki Mattila, Christopher F. Meshginpoosh and Paul J. Schmitt.

Item 14.	Principal Accountant Fees and Services

The Audit Committee of the board of directors has selected Deloitte & Touche LLP as our independent registered public accounting firm for the fiscal year ending December 31, 2007. The following table presents the fees billed for services rendered by Deloitte & Touche LLP for the fiscal years ended December 31, 2006 and December 31, 2005:

	2006	2005
Audit Fees	$236,000	$247,500
Audit-Related Fees	33,640	18,900
Tax Fees	—	3,200
All Other Fees	186,200	—

Total Fees	$455,840	$269,600

Audit fees consisted of fees for the audit of Encorium’s annual financial statements and review of quarterly financial statements as well as services normally provided in connection with statutory and regulatory filings or engagements, consents and assistance with and review of Encorium’s documents filed with the SEC. Audit-related fees consisted of the audit of Encorium’s operations in the UK. Tax fees consisted primarily of fees for tax compliance and tax advice. All other fees consisted of fees paid for due diligence in connection with the acquisition of Remedium. Except as set forth above, Encorium, made no other payments to Deloitte & Touche LLP for services rendered during fiscal 2006 and 2005.

Policy for Pre-Approval of Audit and Non-Audit Services

The Audit Committee’s Charter includes a formal policy concerning the pre-approval of audit and non-audit services to be provided by the independent accountants to the Company. The policy requires that all services to be performed by Deloitte & Touche LLP, including audit services, audit-related services and permitted non-audit services, be pre-approved by the Audit Committee. The Audit Committee may delegate pre-approval authority to the Chairman of the Audit Committee. All services rendered by Deloitte & Touche LLP are permissible under applicable laws and regulations, and the Audit Committee pre-approved all audit, audit-related and non-audit services performed by Deloitte & Touche LLP during fiscal 2006. The Audit Committee considered whether the provision of services other than the audit services (as specified above) was compatible with maintaining Deloitte & Touche LLP’s independence and determined that provision of such services has not adversely affected Deloitte & Touche LLP’s independence.

Item 15.	EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

b) Exhibits

The following is a list of exhibits filed as part of this Amendment No. 1 to Annual Report on Form 10-K

2.1	Combination Agreement by and among Covalent Group, Inc., Kai Lindevall, Jan Lilja, Sven-Erik Nilsson, Vesa Manninen,
Seppo Oksanen, Heikki Vapaatalo, Riitta Korpela, Agneta Lindevall, and NTGLT PHARMA BVBA incorporated by reference to Exhibit 2.1 to our Annual Report on Form 10-K filed with the Securities and Exchange Commission on
March 29, 2006.

2.2	Amended and Restated Combination Agreement dated as of July 6, 2006 by and among Covalent Group, Inc., Kai Lindevall, Jan Lilja, Sven-Erik Nilsson, Vesa Manninen, Seppo Oksanen, Heikki Vapaatalo, Riitta Korpela, Agneta Lindevall, and NTGLT PHARMA BVBA incorporated by reference to Exhibit 2.1 to our Current Report on Form 8-K filed with the Securities and Exchange Commission on July 7, 2006.

3.1	Certificate of Incorporation of Covalent Group, Inc., filed with the Secretary of State of the State of Delaware on April 16, 2002 incorporated by reference to Exhibit 3.1 to our Current Report on Form 8-K filed with the Securities and Exchange Commission on July 2, 2002.

3.2	Certificate of Amendment of Certificate of Incorporation of Covalent Group, Inc. incorporated by reference to Exhibit 3.2 to our Annual Report on Form 10-K filed with the Securities Exchange Commission on April 2, 2007.

3.3	Bylaws of Covalent Group, Inc. incorporated by reference to Exhibit 3.2 to our Current Report on Form 8-K filed with the Securities and Exchange Commission on July 2, 2002.

4.1	Lock-Up Agreement, dated November 1, 2006, by and among Encorium Group, Inc. and Kai Lindevall, Jan Lilja, Sven-Erik Nilsson, Vesa Manninen, NTGLT Pharma BVBA, Seppo Oksanen, Heikki Vapaatalo, Riitta Korpela and Agneta Lindevall incorporated by reference to Exhibit 4.1 to our Current Report on Form 8-K filed with the Securities and Exchange Commission on November 6, 2006.

4.2	Option Exchange Agreement incorporated by reference to Exhibit 4.2 to our Current Report on Form 8-K filed with the Securities and Exchange Commission on November 6, 2006.

4.3*	Form of Non-Qualified Stock Option Award Agreement incorporated by reference to Exhibit 4.2 to our Current Report on Form 8-K filed with the Securities and Exchange Commission on December 14, 2006.

4.4*	Form of Incentive Stock Option Award Agreement incorporated by reference to Exhibit 4.3 to our Current Report on Form 8-K filed with the Securities and Exchange Commission on December 14, 2006.

10.1*	Covalent Group, Inc. 2002 Equity Incentive Plan incorporated by reference to Appendix E to our Definitive Proxy Statement filed with the Securities and Exchange Commission on April 30, 2002.

10.2*	Amended and Restated Covalent Group, Inc. 1996 Stock Incentive Plan incorporated by reference to Annex A of our Definitive Proxy Statement filed with the Securities and Exchange Commission on May 1, 2000.

10.3*	1995 Stock Option Plan incorporated by reference to Annex A of our Definitive Proxy Statement filed with the Securities and Exchange Commission on May 10, 2000.

10.4*	Covalent Group, Inc. 2006 Equity Incentive Plan incorporated by reference to Appendix D of our Definitive Proxy Statement filed with the Securities and Exchange Commission on September 15, 2006.

10.5	Second Amendment to Lease between Dean Witter Realty Income Partnership II, L.P. and Covalent Group, Inc. dated November 14, 1996 incorporated by reference to Exhibit 10.3 to our Annual Report on Form 10-KSB filed with the Securities and Exchange Commission on March 30, 1998.

10.6	Fourth Amendment to Lease between FV Office Partners, L.P. (successor to Dean Witter Realty Income Partnership III, L.P.) and Covalent Group, Inc. dated November 27, 2001 incorporated by reference to Exhibit 10.13 to our Annual Report on Form 10-KSB filed with the Securities and Exchange Commission on April 1, 2002.

10.7	Fifth Amendment to Lease between FV Office Partners, L.P. and Covalent Group, Inc. dated December 13, 2002 incorporated by reference to Exhibit 10.23 to our Annual Report on Form 10-KSB filed with the Securities and Exchange Commission on March 31, 2003.

10.8*	Employment Agreement between Covalent Group, Inc. and Kenneth M. Borow, M.D. dated as of March 31, 2003 incorporated by reference to Exhibit 10.42 to our Annual Report on Form 10-KSB filed with the Securities and Exchange Commission on March 31, 2003.

10.9*	Form of Indemnification Agreement between Covalent Group, Inc., a Delaware Corporation, and its officers and directors incorporated by reference to Exhibit 10.1 to our Quarterly Report on Form 10-QSB filed with the Securities and Exchange Commission on August 13, 2002.

10.10	Letter Agreement between Covalent Group, Inc. and Lawrence R. Hoffman dated July 21, 2004 incorporated by reference to Exhibit 10.11 to our Quarterly Report on Form 10-Q filed with the Securities and Exchange Commission on November 15, 2004.

10.11*	Executive Severance Agreement between Covalent Group Inc. and Lawrence R. Hoffman dated September 28, 2005 incorporated by reference to Exhibit 10.1 on our Current Report on Form 8-K filed with the Securities and Exchange Commission on October 4, 2005.

10.12	Lease Agreement between Ealing Studios and Covalent Group Limited dated March 7, 2006 incorporated by reference to Exhibit 10.13 to our Annual Report on Form 10-K filed with the Securities and Exchange Commission on March 29, 2006.

10.13*	Employment Agreement, dated November 1, 2006, by and among Remedium Oy, Encorium Group, Inc. and Kai Lindevall incorporated by reference to Exhibit 10.1 to our Current Report on Form 8-K filed with the Securities and Exchange Commission on November 6, 2006.

10.14*	Executive Severance Agreement, dated November 1, 2006, by and between Encorium Group, Inc. and Kai Lindevall incorporated by reference to Exhibit 10.2 to our Current Report on Form 8-K filed with the Securities and Exchange Commission on November 6, 2006

21	Subsidiaries of the Registrant incorporated by reference to Exhibit 3.2 to our Annual Report on Form 10-K filed with the Securities Exchange Commission on April 2, 2007.

23	Consent of Deloitte & Touche LLP incorporated by reference to Exhibit 3.2 to our Annual Report on Form 10-K filed with the Securities Exchange Commission on April 2, 2007.

31.1	Certification of Chief Executive Officer required by Rule 13a-14(a) or Rule 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002. Filed herewith.

31.2	Certification of Principal Accounting Officer required by Rule 13a-14(a) or Rule 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002. Filed herewith.

32.1	Certification pursuant to 18 U.S.C. § 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 incorporated by reference to Exhibit 3.2 to our Annual Report on Form 10-K filed with the Securities Exchange Commission on April 2, 2007.

32.2	Certification pursuant to 18 U.S.C. § 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 incorporated by reference to Exhibit 3.2 to our Annual Report on Form 10-K filed with the Securities Exchange Commission on April 2, 2007.

*	This exhibit is a management contract or arrangement required to be filed as an exhibit to this report.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

ENCORIUM GROUP, INC.
Dated: April 26, 2007

	By:	/S/ KENNETH M. BOROW, M.D.
Kenneth M. Borow, M.D.
President, Chief Executive Officer and Director

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Dated: April 26, 2007

	By:	/S/ KENNETH M. BOROW, M.D.
Kenneth M. Borow, M.D.
President, Chief Executive Officer and Director
Dated: April 26, 2007

	By:	/S/ LAWRENCE R. HOFFMAN.
Lawrence R. Hoffman
Executive Vice President, General Counsel,
Secretary and Chief Financial Officer
Dated: April 26, 2007

	By:	/S/ KAI LINDEVALL
Kai Lindevall
President, European and Asian Operations and Director
Dated: April 26, 2007

	By:	/S/ SCOTT M. JENKINS
Scott M. Jenkins
Director
Dated: April 26, 2007

	By:	/S/ CHRISTOPHER F. MESHGINPOOSH
Christopher F. Meshginpoosh
Director

Dated: April 26, 2007

	By:	/S/ Petri Manninen
Petri Manninen
Director
Dated: April 26, 2007

	By:	/S/ Jyrki Mattila
Jyrki Mattila
Director
Dated: April 26, 2007

	By:	/S/ Paul Schmitt
Paul Schmitt
Director