Form 10-Q
period 2007-03-31
ENCORIUM GROUP INC
filed 2007-05-15
CIK 856569

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2007.

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

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: As of March 31, 2007, there were 18,046,925 shares of Encorium Group, Inc. common stock outstanding, par value $.001 per share, excluding 230,864 shares in treasury.

ENCORIUM GRO UP, INC.

PART I. FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS

ENCORIUM GROUP, INC

CONSOLIDATED CONDENSED BALANCE SHEETS

(UNAUDITED)

	March 31, 2007	December 31, 2006
Assets
Current Assets
Cash and cash equivalents	$3,426,449	$5,533,093
Investigator advances	1,910,944	1,299,682
Accounts receivable, less allowance of $97,000	6,121,871	6,583,393
for 2007 and 2006, respectively
Prepaid expenses and other	725,454	562,940
Prepaid taxes	5,921	2,375
Costs and estimated earnings in excess of related billings on uncompleted contracts	1,371,290	1,430,045

Total Current Assets	13,561,929	15,411,528

Property and Equipment, Net	1,004,604	1,048,219

Intangible Assets
Goodwill	15,372,540	15,372,540
Other intangibles, Net	5,699,395	6,197,584
Other assets	273,805	267,179

Total Assets	$35,912,273	$38,297,050

Liabilities and Stockholders’ Equity
Current Liabilities
Accounts payable	$1,558,542	$1,371,492
Notes payable	170,288	20,768
Accrued expenses	2,887,452	3,111,614
Accrued acquisition costs	2,007,665	5,714,780
Deferred taxes	644,388	623,972
Obligations under capital leases	29,977	29,205
Billings in excess of related costs and estimated earnings on uncompleted contracts	2,723,845	3,673,435
Customer advances	4,511,879	4,774,112

Total Current Liabilities	14,534,036	19,319,378

Long Term Liabilities
Obligations under capital leases	—	7,790
Deferred taxes	1,093,254	1,093,254
Other liabilities	558,636	574,795

Total Long Term Liabilities	1,651,890	1,675,839

Total Liabilities	16,185,926	20,995,217

Stockholders’ Equity
Common stock, $.001 par value 35,000,000 shares authorized, 18,277,789 and 17,498,575 shares issued and outstanding respectively	18,278	17,499
Additional paid-in capital	26,019,553	23,720,213
Accumulated deficit	(5,803,794)	(5,912,527)
Accumulated other comprehensive income	190,534	174,872

Less:	20,424,571	18,000,057
Treasury stock, at cost, 230,864 shares	(698,224)	(698,224)

Total Stockholders’ Equity	19,726,347	17,301,833

Total Liabilities and Stockholders’ Equity	$35,912,273	$38,297,050

See accompanying notes to the consolidated financial statements.

ENCORIUM GROUP, INC

CONSOLIDATED CONDENSED STATEMENTS OF OPERATIONS

(UNAUDITED)

	Three Months Ended March 31,
	2007	2006
Net revenue	$8,811,346	$1,988,038
Reimbursement revenue	1,262,351	194,488

Total Revenue	10,073,697	2,182,526

Operating Expenses
Direct (exclusive of depreciation and amortization)	5,008,936	1,688,059
Reimbursement out-of-pocket expenses	1,262,351	194,488
Selling, general and administrative	3,093,817	1,049,008
Depreciation and amortization	612,720	97,300

Total Operating Expenses	9,977,824	3,028,855

Income (Loss) from Operations	95,873	(846,329)

Interest Income	52,848	70,035
Interest Expense	(10,256)	(1,603)

Net Interest Income	42,592	68,432

Net Income (Loss) before Income Taxes	138,465	(777,897)

Income Tax Expense	29,732	—

Net Income (Loss)	$108,733	$(777,897)

Net Income (Loss) per Common Share
Basic	$0.01	$(0.06)
Diluted	$0.01	$(0.06)

Weighted Average Common and Common Equivalent Shares Outstanding
Basic	17,324,898	13,348,401
Diluted	17,806,714	13,348,401

See accompanying notes to the consolidated financial statements.

ENCORIUM GROUP, INC

CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS

(UNAUDITED)

	Three Months Ended March 31,
	2007	2006
Operating Activities:
Net Income (Loss)	$108,733	$(777,897)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and amortization	612,720	97,300
Share-based compensation expense	86,044	108,726
Changes in assets and liabilities;
Investigator advances	(611,262)	(386)
Accounts receivable	518,638	(425,013)
Prepaid expenses and other	(156,824)	(172,005)
Prepaid taxes	(3,546)	(108)
Costs and estimated earnings in excess of related billings on uncompleted contracts	66,495	(259,957)
Other Assets	(4,099)	—
Accounts payable	161,561	156,275
Accrued expenses	(256,552)	180,701
Other liabilities	(18,601)	(29,086)
Deferred taxes	19,872	—
Billings in excess of related costs and estimated earnings on uncompleted contracts	(957,284)	785,964
Customer advances	(269,423)	302,994

Net Cash Used By Operating Activities	(703,528)	(32,492)

Investing Activities:
Remedium acquisition	(1,707,115)	(500,086)
Cash paid for property and equipment	(68,187)	—

Net Cash Used By Investing Activities	(1,775,302)	(500,086)

Financing Activities:
Principal payments under capital leases	(7,018)	(6,323)
Proceeds from exercise of stock options	214,075	—
Proceeds from short-term borrowings	146,730	—

Net Cash Provided (Used) By Financing Activities	353,787	(6,323)

Effect of Exchange Rate Changes on Cash and Cash Equivalents	18,399	(6,345)

Net Decrease In Cash and Cash Equivalents	(2,106,644)	(545,246)

Cash and Cash Equivalents, Beginning of Period	5,533,093	7,104,081

Cash and Cash Equivalents, End of Period	$3,426,449	$6,558,835

See accompanying notes to the consolidated financial statements.

ENCORIUM GROUP, INC.

NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS

(UNAUDITED)

1.	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES:

Organization

Encorium Group Inc (the “Company,”) (formally Covalent Group, Inc) is a Delaware corporation headquartered in Wayne, Pennsylvania with European operations based in Espoo, Finland.

The Company is clinical research organization (“CRO”) that engages in the design and management of complex clinical trials for the pharmaceutical, biotechnology and medical device industries. The Company’s mission is to provide its clients with high quality, full-service support for their biopharmaceutical development programs. Encorium offers therapeutic expertise, experienced team management and advanced technologies. The Company has clinical trials experience across a wide variety of therapeutic areas, such as cardiovascular, nephrology, endocrinology/metabolism, diabetes, neurology, oncology, immunology, vaccines, infectious diseases, gastroenterology, dermatology, hepatology, women’s health and respiratory medicine. The Company has the capacity and expertise to conduct clinical trials on a global basis.

Basis of Presentation

The accompanying unaudited financial statements for the three months ended March 31, 2007 have been prepared in accordance with accounting principles generally accepted in the United States of America (“generally accepted accounting principles”) for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (primarily consisting of normal recurring adjustments) considered necessary for a fair presentation have been included. Operating results for the three months ended March 31, 2007 may not necessarily be indicative of the results that may be expected for other quarters or for the year ending December 31, 2007. For further information, refer to the financial statements and footnotes thereto included in our Annual Report on Form 10-K for the year ended December 31, 2006.

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

Consolidation

The consolidated financial statements for the three months ended March 31, 2007 and 2006 include our accounts and the accounts of our wholly-owned subsidiaries. Intercompany transactions and balances have been eliminated in consolidation.

Investigator Advances

We received advance payments from several of our clients as part of a long-term contract, which included a separate cash account to be utilized for payment of investigator fees. As of March 31, 2007 and December 31, 2006, this cash amount was $1.9 million and $1.3 million, respectively. This amount is also included in customer advances in the accompanying balance sheets.

Accounts Receivable

Accounts receivable, net of an allowance for doubtful accounts, consists of customer billings pursuant to contractual terms related to work performed as of March 31, 2007. In general, amounts become billable upon the achievement of milestones or in accordance with predetermined payment schedules set forth in the contracts with our clients.

Our accounts receivable and costs and estimated earnings in excess of related billings on uncompleted contracts are concentrated with a number of companies within the pharmaceutical, biotechnology and medical device industries. The majority of this exposure is to large, well established firms. Credit losses have historically been minimal. As of March 31, 2007, the total of accounts receivable and costs and estimated earnings in excess of related billings on uncompleted contracts was $7.5 million. Of this amount, the exposure to our two largest clients was 43% of the total, with the two largest clients representing 30% and 13% of total exposure, respectively. As of December 31, 2006, the total of accounts receivable and costs and estimated earnings in excess of related billings on uncompleted contracts was $8.0 million. Of this amount, the exposure to our three largest clients was 52% of the total, with the three largest clients representing 35%, 9%, and 8% of total exposure, respectively.

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

In the past, we have had to commit unanticipated resources to complete projects resulting in lower gross margins on those projects. These unanticipated additional costs occurred on several long term contracts which we completed or substantially completed during 2004. These contracts spanned a period of three to nine years. We may experience similar situations in the future, although our current contracts in process are of a shorter duration and subject to less cost volatility. Should our estimated costs on fixed price contracts prove to be low in comparison to actual costs, future margins could be reduced, absent our ability to negotiate a contract modification.

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

As is customary in the industry, we will continue to exclude from revenue and expense in the Consolidated Statements of Operations fees paid to investigators and the associated reimbursement since we acts as an agent on behalf of the pharmaceutical company sponsors with regard to investigator payments, in accordance with the Financial Accounting Standards Board Emerging Issues Task Force Rule No. 99-19 (“EITF 99-19”), “Reporting Revenue Gross as a Principal versus Net as an Agent”. These investigator fees are not reflected in our Net Revenue, Reimbursement Revenue, Reimbursement Out-of-Pocket Expenses, and/or Direct Expenses. The amounts of these investigator fees were $992 thousand and $600 thousand for the three months ended March 31, 2007 and 2006, respectively.

Share-Based Compensation

We have adopted equity incentive plans that provide for the granting of stock options to employees, directors, advisors and consultants.

Effective January 1, 2006, we adopted Statements of Financial Accounting Standards (“SFAS”) No. 123R using the Modified Prospective Approach. SFAS 123R revises SFAS No. 123, “Accounting for Stock Based Compensation” (“SFAS No. 123”) and supersedes Accounting Principles Board (“APB”) Opinion No. 25, “Accounting for Stock Issued to Employees” (“APB No. 25”). SFAS No. 123R requires the costs for all share-based payments to employees, including grants of employee stock options, to be recognized in financial statements based on their fair values at grant date, or the date of later modification, over the requisite period. In addition, SFAS No. 123R requires unrecognized cost (based on the amounts previously disclosed in our pro forma footnote disclosure) related to options vesting after the date of initial adoption to be recognized in the financial statements over the remaining requisite period. Accordingly, prior period amounts have not been restated. See Note 7 for further detail regarding the adoption of this standard.

Goodwill and Intangible Assets

The Company follows the provisions of SFAS No. 141, “Business Combinations,” and SFAS No. 142, “Goodwill and Other Intangible Assets,” applicable to business combinations. In accordance with these standards, goodwill acquired in connection with the acquisition of Remedium was not amortized. However, the identifiable intangible assets acquired in connection with the acquisition of Remedium will be amortized over their useful lives. Under SFAS No. 142, goodwill is subject to impairment testing annually or whenever events or changes in circumstances indicate that the carrying amount may not be fully recoverable. If carrying value exceeds current fair value, then goodwill is considered impaired and is reduced to fair value via a charge to earnings. The identifiable intangibles acquired in connection with the acquisition of Remedium are also subject to impairment testing under SFAS No. 142, whenever events or changes in circumstances indicate that the carrying amount may not be fully recoverable. Should the value of goodwill or one or more of the identifiable intangibles become impaired, our consolidated earnings and net worth may be materially and adversely affected. In addition, impairment testing involves the use of accounting estimates and assumptions, changes in which could materially impact our financial condition or operating performance if actual results differ from such estimates and assumptions. The Company performs an annual test for impairment of goodwill during the fourth quarter of each year. As of March 31, 2007, we had goodwill of approximately $15.4 million and intangibles, net of amortization, of approximately $5.7 resulting from the acquisition of Remedium on November 1, 2006.

Reclassifications

Certain prior year balances have been reclassified to conform to the current year presentation.

2.	RECENTLY ISSUED ACCOUNTING STANDARDS:

In February 2007, the FASB issued SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities – Including an amendment of FASB Statement No. 115” (“SFAS No. 159”). SFAS No. 159 permits entities to choose to measure many financial instruments and certain other items at fair value that are not currently required to be measured at fair value. SFAS No. 159 also establishes presentation and disclosure requirements designed to facilitate comparisons between entities that choose different measurement attributes for similar types of assets and liabilities. This statement is effective in the first fiscal year that begins after November 15, 2007. We are currently evaluating the impact that the adoption of SFAS No. 159 will have on our consolidated financial statements or results of operations.

In September 2006, the FASB issued SFAS No. 157, “Fair Value Measurement” (“SFAS No. 157”). SFAS No. 157 defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles (GAAP), and expands disclosures about fair value measurements. This statement is effective for fiscal years beginning after November 15, 2007, and interim periods within those fiscal years. We are currently evaluating the future impact of SFAS No. 157 on our consolidated financial statements.

In July 2006, the FASB issued Financial Interpretation Number (“FIN”) 48, “Accounting for Uncertainty in Income Taxes,” which clarifies the accounting for uncertainty in income taxes recognized in an enterprise’s financial statements in accordance with SFAS 109, “Accounting for Income Taxes” (“FIN 48”). The interpretation prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. The Company adopted FIN 48 effective January 1, 2007. The adoption of FIN 48 had no material impact on our consolidated financial statements and the notes thereto.

3.	EARNINGS PER SHARE

Earnings per share is calculated in accordance with SFAS No. 128, “Earnings Per Share”. Basic earnings per share is computed by dividing net income for the period by the weighted average number of common shares outstanding during the period. Diluted earnings per share is computed by dividing net income by the weighted average number of common shares plus the dilutive effect of outstanding stock options under our equity incentive plans. Stock options outstanding not included in the table below because of their anti-dilutive effect for the three months ended March 31, 2007 and 2006 were 40,000 and 1,265,450, respectively.

The net income (loss) and weighted average common and common equivalent shares outstanding for purposes of calculating net income (loss) per common share were computed as follows:

	Three months ended March 31,
	2007	2006
Net income (loss)	$108,733	$(777,897)

Weighted average number of common shares outstanding used in computing basic earnings per share	17,324,898	13,348,401

Dilutive effect of stock options outstanding	481,816	—

Weighted average shares used in computing diluted earnings per share	17,806,714	13,348,401

Basic income (loss) per share	$0.01	$(0.06)
Diluted income (loss) per share	$0.01	$(0.06)

4.	COMPREHENSIVE INCOME

A reconciliation of comprehensive income (loss) in accordance with SFAS No. 130, “Reporting Comprehensive Income” is as follows:

	Three Months Ended March 31,
	2007	2006
Net income (loss)	$108,733	$(777,897)

Foreign currency translation adjustment	15,662	(6,345)

Comprehensive income (loss)	$124,395	$(784,242)

5.	SEGMENT INFORMATION

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

The following table summarizes the distribution of net revenue and contracts with significant clients:

	Three Months Ended March 31,
	2007		2006
	Percentage of Revenues	Number of Contracts	Percentage of Revenues	Number of Contracts
Client A	18%	8	19%	2
Client B	12%	13	16%	1
Client C	12%	2	15%	2
Client D	11%	1	15%	3

Top Clients	53%	24	65%	8

Client A, B, C and D and in the table above represent the largest clients for each period, but do not represent the same client for each year shown. We have no other customers that comprise 10% of our net revenues.

The following table summarizes the distribution of net revenues from external clients by geographical region for the three months ended March 31, 2007.

	Three Months Ended March 31,
	2007	2006
U.S	$4,262,851	$1,867,419
Finland	$3,541,088	—
Other Europe	$1,007,407	$120,619

Total	$8,811,346	$1,988,038

The following table summarizes the distribution of the Company’s property and equipment by geographical region as of March 31, 2007 and 2006.

	as of March 31,
	2007	2006
US	$723,505	$796,356
Europe	281,099	3,606

Total	$1,004,604	$799,962

6.	OTHER LIABILITIES

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

In the first quarter ended March 31, 2007, SFAS 123R resulted in incremental stock-based compensation expense of $86 thousand, or $0.01 on a basic and diluted earning per share basis. The compensation expense associated with SFAS 123R did not have a net impact on cash flows from operating, investing or financing activities. A deduction is not allowed for income tax purposes until the options are exercised. The amount of the income tax deduction will be the difference between the fair value of the Company’s common stock and the exercise price at the date of exercise. The tax effect of the income tax deduction in excess of the financial statement expense will be recorded as an increase in additional paid-in-capital. Accordingly, SFAS 123R requires the recognition of a deferred tax asset for the tax effect of the financial statement expense recorded. However, due to our recent loss history, and uncertainty regarding the realization of deferred tax assets, deferred tax assets have been fully reserved as of March 31, 2007. The net operating losses incurred to date by the Company are being carried forward and may be applied against future taxable income subject to certain limitations set forth in Section 382 of the Internal Revenue Code.

The Company has issued stock options to employees under share-based compensation plans. Stock options issued prior to January 1, 2007 were issued at the current market price on the date of the grant, subject to a 3 year vesting period with a contractual term of 5 years. Stock options issued after January 1, 2007 were issued at the current market price on the date of grant, subject to a 3 year vesting period with a contractual term of 10 years. The fair value of each stock option is estimated on the date of grant using the Black-Scholes option pricing model that uses the assumptions noted in the following table. Expected volatility is based on historical volatility of our common stock. We use historical data on exercises of stock options and other factors to estimate the expected life of the share-based payments granted. For options granted prior to January 1, 2006, we determined the expected life to be 5 years, and an expected life of 4 years for any options granted between January 1, 2006 and

December 31, 2006. For options issued subsequent to January 1, 2007, we determined the expected life to be 7 years due to the adoption of a new stock option plan under which these shares were issued. The risk free rate is based on the U.S. Treasury bond rate commensurate with the expected life of the option.

	Three Months Ended March 31,
	2007	2006
Risk-free interest rate	4.58 - 4.81%	4.64% - 4.84%
Expected dividend yield	—	—
Expected life	7 years	4 years
Expected volatility	63.80%	52.56%
Forfeiture rate	15.00%	15.68%

A summary of award activity under the stock option plans as of March 31, 2007 and changes during the three month period is presented below:

	Number of Shares	Range of Exercise Prices per Share	Weighted Average Exercise Price per Share	Intrinsic Value
Options outstanding at December 31, 2006	1,130,550	$2.02 - 4.49	$2.53	$3,142,929
Granted	72,500	3.75 - 6.08	5.07	(95,700)
Exercised	(72,500)	2.47 - 3.17	2.95	(58,000)
Canceled	(24,000)	2.65 - 3.17	3.05	(16,800)
Options outstanding at March 31, 2007	1,106,550	$2.02 - 6.08	$2.65	$1,217,205

Vested options outstanding at:
March 31, 2007	464,722	$2.02 - 4.49	$2.59	$539,078
Non-vested options outstanding at:
March 31, 2007	641,829	$2.02 - 6.08	$2.70	$673,920

Approximately 310,416 options, net of forfeitures, of the 641,829 non-vested options as of March 31, 2007 will vest within the next year.

	Options Exercisable
Range of Exercise Prices	Number of Shares Expected to Vest	Weighted Average Remaining Contractual Life in Years	Weighted Average Exercise Price Per Share
$2.02-$2.05	500	3.60	2.04
2.06-2.23	10,583	3.10	2.20
2.25-2.50	224,665	3.26	2.25
2.60-2.86	3,667	4.20	2.86
3.02-4.10	57,667	4.17	3.61
$6.08	13,334	9.82	6.08

	310,416	3.70	2.66

As of March 31, 2007, there was $541 thousand of total unrecognized compensation cost related to unvested share-based compensation awards granted under the stock option plans. That cost is expected to be recognized over a weighted-average period of 2.9 years.

Based upon the above assumptions, the weighted average fair value of the stock options granted for the three months ended March 31, 2007 and 2006 was $3.37 and $1.05, respectively.

The Company has a policy of issuing new shares to satisfy share option exercises.

8.	SUPPLEMENTAL CASH FLOW INFORMATION

No income tax payments were required for the three months ended March 31, 2007 and 2006, respectively. Cash paid for interest for the three months ended March 31, 2007 and 2006 was approximately $1 thousand and $2 thousand, respectively. We did not enter into any capital lease obligations during the three months ended March 31, 2007 and 2006. We did not acquire any property and equipment through leasing arrangements during the three months ended March 31, 2007 or 2006, respectively. The Company issued shares of its Common Stock with a value of $2 million to the Remedium stockholders as additional consideration upon the attainment of certain revenue targets described in the Amended Agreement on March 27, 2007. See note 9.

9.	ACQUISITION OF REMEDIUM Oy

On November 1, 2006, Encorium Group, Inc. acquired Remedium Oy, a corporation organized under the laws of Finland (“Remedium”), in which the Company purchased all of the issued and outstanding shares of capital stock of Remedium (the “Shares”) pursuant to the Amended and Restated Combination Agreement dated July 6, 2006 (the “Amended Agreement”).

The consideration paid at closing to Remedium’s stockholders (the “Stockholders”) for the Shares consisted of (i) shares of Common Stock of the Company with a value of $11 million; and (ii) $2.5 million in cash. An additional cash payment of $1.5 million was paid to the Stockholders on March 30, 2007. Subject to certain purchase price adjustments, on the first anniversary of the closing of the Amended Agreement, the Company will issue to the Stockholders additional shares of Common Stock of the Company with a value of $2 million. As of December 31, 2006, the Company determined it is likely it will issue the additional shares of its Common Stock with a value of $2 million on the anniversary of the Closing. Additional consideration of shares Common Stock of the Company with a value of $2 million was paid to the Remedium stockholders upon the attainment of certain revenue targets described in the Amended Agreement on March 27, 2007. This additional consideration was already included in our purchase price allocation.

Unaudited pro forma results of operations resulting from the acquisition of Remedium Oy would have been as follows for the quarter ended March 31, 2006 if the business combination had occurred on January 1, 2006.

	Three Months Ended March 31,
	2007	2006
	(Unaudited)	(Unaudited)
Net Revenue(1)	$8,811,346	$4,487,508
Net Income (Loss)	$108,733	$(1,839,539)
Earnings (Loss) per share - basic	$0.01	$(0.11)
Earnings (Loss) per share - diluted	$0.01	$(0.11)

(1)	Excludes reimbursement revenue

10.	GOODWILL AND OTHER INTANGIBLES

The Company followed the provisions of SFAS No. 141, “Business Combinations,” and SFAS No. 142, “Goodwill and Other Intangible Assets,” applicable to business combinations. The amount of Goodwill that resulted from the Remedium acquisition, including deferred taxes of $1,697,724, was $15,372,540. In accordance with SFAS No. 141 the amount of goodwill resulting from the Remedium acquisition was determined as the excess of cost over the fair values of acquired net assets. In accordance with these standards, goodwill acquired in connection with the acquisition of Remedium was not amortized. Under SFAS No. 142, goodwill is subject to impairment testing annually or whenever events or changes in circumstances indicate that the carrying amount may not be fully recoverable. If carrying value exceeds current fair value, then goodwill is considered impaired and is reduced to fair value via a charge to earnings. Should the goodwill become impaired, our consolidated earnings and net worth may be materially adversely affected. In addition, impairment testing involves the use of accounting estimates and assumptions, changes in which could materially impact our financial condition or operating performance if actual results differ from such estimates and assumptions.

The Company also acquired $6.5 million of identifiable intangible assets in connection with the Remedium acquisition. Of the $6.5 million of acquired intangible assets, $3.9 million was attributed to customer relationships, $2.6 million was attributable to backlog and $53 thousand was attributable to a non-compete agreement. All of these intangibles are subject to amortization on a straight-line basis. The estimated useful lives for customer relationships, backlog and non-compete agreement are 16 years, 18 months and 4 years, respectively. Amortization expense was $498 thousand for the three months ended March 31, 2007. The estimated amortization of intangibles expense to be recorded in future periods is as follows:

2007	$1,494,569
2008	834,410
2009	255,236
2010	253,009
2011	241,874

11.	INCOME TAXES

FIN 48

The Company adopted the provisions of FIN 48 on January 1, 2007. The implementation of FIN 48 did not result in any adjustment to the Company’s beginning tax positions. The Company believes that its tax positions are highly certain and accordingly have not recorded any FIN 48 liabilities. The impact of the Company’s reassessment of its tax positions in accordance with FIN 48 had no material effect on the results of operations, financial condition or liquidity for the three months ended March 31, 2007. The Company has unrecognized United States federal and state net operating loss carryforwards of approximately $1,361,000 and $5,624,000 which did not significantly change during the three months ended March 31, 2007. In addition, future changes to the unrecognized tax benefit, will have no impact on the effective tax rate due to the existence of the valuation allowance. The Company does not reasonably anticipate that the unrecognized tax benefit will change significantly within the next twelve months.

The Company files its tax returns as prescribed by the tax laws of the jurisdictions in which it operates. None of the Company’s tax filings in these jurisdictions are currently under audit. The Companies policy is to recognize interest and penalties in Other Expense.

12.	SUBSEQUENT EVENTS

On May 8, 2007, the Company entered into a Securities Purchase Agreement with Capital Ventures International and Enable Growth Partners, LP pursuant to which on May 9, 2007 the Company issued and sold in a private placement (the “Offering”)1,748,252 shares of its common stock, $0.001 par value at a price of $2.86 per share and warrants to purchase an aggregate of 874,126 shares of the Company’s common stock, $0.001 par value, at an exercise price of $4.12 per share for a period of five years commencing six months from the date of issuance.

The Offering resulted in aggregate gross proceeds to the Company of $5 million before deducting commissions, fees and expenses. The net proceeds of the transaction are expected to be used to fund organic expansion and, as opportunities arise, for complementary acquisitions, as well as for general corporate purposes and working capital.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

In this discussion, the terms “Company,” “we,” “us” and “our” refer to Encorium Group, Inc. and our consolidated subsidiaries, except where it is made clear otherwise.

Forward Looking Statements

When used in this Report on Form 10-Q and in other public statements, both oral and written, by the Company and Company officers, the words “estimate,” “project,” “expect,” “intend,” “believe,” “anticipate” and similar expressions are intended to identify forward-looking statements regarding events and trends that may affect our future operating results and financial position. Such statements are subject to risks and uncertainties that could cause our actual results and financial position to differ materially. Such factors include, among others: (i) our success in attracting new business and retaining existing clients and projects; (ii) the size, duration and timing of clinical trials we are currently managing may change unexpectedly; (iii) the termination, delay or cancellation of clinical trials we are currently managing could cause revenues to decline unexpectedly; (iv) the timing difference between our receipt of contract milestone or scheduled payments and our incurring costs to manage these trials; (v) outsourcing trends in the pharmaceutical, biotechnology and medical device industries; (vi) the ability to maintain profit margins in a competitive marketplace; (vii) our ability to attract and retain qualified personnel; (viii) the sensitivity of our business to general economic conditions; (ix) other economic, competitive, governmental and technological factors affecting our operations, markets, products, services and prices; (x) announced awards received from existing and potential customers are not definitive until fully negotiated contracts are executed by the parties; (xi) our backlog may not be indicative of future results and may not generate the revenues expected; (xii) our ability to successfully integrate the business of Remedium and Encorium; and (xiii) the ability of the combined businesses to operate successfully, generate revenue growth and operating profits. You should not place undue reliance on any forward-looking statement. We undertake no obligation to publicly release the result of any revision of these forward-looking statements to reflect events or circumstances after the date they are made or to reflect the occurrence of unanticipated events. Please refer to the section entitled “Risk Factors that Might Affect our Business or Stock Price” beginning on page 9 in our Annual Report on Form 10-K for the year ended December 31, 2006 for a more complete discussion of factors which could cause our actual results and financial position to change.

Overview

We are a clinical research organization (“CRO”) that engages in the design and management of complex clinical trials for the pharmaceutical, biotechnology and medical device industries. Our mission is to provide our clients with high quality, full-service support for their clinical trials. We offer therapeutic expertise, experienced team management and advanced technologies. Our headquarters is in Wayne, Pennsylvania and our international operations are based in Espoo, Finland.

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

The consideration paid to Remedium’s stockholders (the “Stockholders”) at closing for the Shares consisted of (i) shares of Common Stock of the Company with a value of $11,000,000; and (ii) $2,500,000 in cash. An additional cash payment of $1,500,000 was paid to the Stockholders on March 30, 2007. Subject to certain purchase price adjustments, on the first anniversary of the closing of the Amended Agreement, the Company will issue to the Stockholders additional shares of Common Stock of the Company with a value of $2,000,000. Additional consideration consisting of shares of Common Stock of the Company with a value of $2,000,000 was paid to the Stockholders upon the attainment of certain revenue targets described in the Amended Agreement on March 27, 2007.

General

The information set forth and discussed below for the three months ended March 31, 2007 and 2006 is derived from the Consolidated Condensed Financial Statements included elsewhere herein. The financial information set forth and discussed below is unaudited but, in the opinion of management, reflects all adjustments (primarily consisting of normal recurring adjustments) necessary for a fair presentation of such information. The results of our operations for a particular quarter may not be indicative of results expected during the other quarters or for the entire year.

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

Our backlog was approximately $39 million as of March 31, 2007 as compared to $28 million as of March 31, 2006. Our backlog consists of anticipated net revenue from signed contracts, letters of intent and certain verbal commitments that either have not started but are anticipated to begin in the near future or are in process and have not yet been completed. Many of our studies and projects are performed over an extended period of time, which may be several years. Amounts included in backlog have not yet been recognized as net revenue in our Consolidated Statements of Operations. Once contracted work begins, net revenue is recognized over the life of the contract on a proportional performance basis. The recognition of net revenue and contract terminations, if any, reduces our backlog while the awarding of new business increases our backlog. For the three months ended March 31, 2007 we obtained approximately $5.9 million of new business awards as compared to approximately $8.4 million for the three months ended March 31, 2006.

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

Percentage of net revenue, excluding reimbursable out-of-pocket expenses

	Three Months Ended March 31,
	2007	2006
Net revenue	100.0%	100.0%
Operating expenses
Direct	56.8%	84.9%
Selling, general and administrative	35.1%	52.8%
Depreciation	7.0%	4.9%
Income (loss) from operations	1.1%	(42.6)%
Net income (loss)	1.2%	(39.1)%

Contractual Obligations and Commitments

We did not enter into any capital lease obligations during the three months ended March 31, 2007 and 2006. We are committed under a number of non-cancelable operating leases, primarily related to office space and other office equipment.

Below is a summary of our future payment commitments by year under contractual obligations. Actual amounts paid under these agreements could be higher or lower than the amounts shown below as a result of changes in volume and other variables:

	2007	2008	2009	Thereafter	Total
Obligations under capital leases	$22,187	$7,791	$—	$—	$29,977
Operating leases	2,358,536	1,817,554	1,108,938	—	5,285,028
Employment agreements	206,250	275,000	229,167	—	710,417
Service agreements	225,722	51,273	19,032	19,431	315,458

Total	$2,812,695	$2,151,618	$1,357,137	$19,431	$6,340,881

In 2007, we anticipate capital expenditures of approximately $400,000—$500,000 for leasehold improvements, software applications, workstations, personal computer equipment and related assets. There have been no material changes to the above data since December 31, 2006.

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

As is customary in the industry, we will continue to exclude from revenue and expense in the Consolidated Statements of Operations fees paid to investigators and the associated reimbursement since we act as an agent on behalf of the pharmaceutical company sponsors with regard to investigator payments, in accordance with the Financial Accounting Standards Board Emerging Issues Task Force Rule No. 99-19 (“EITF 99-19”), “Reporting Revenue Gross as a Principal versus Net as an Agent”. These investigator fees are not reflected in our Net Revenue, Reimbursement Revenue, Reimbursement Out-of-Pocket Expenses, and/or Direct Expenses. The amounts of these investigator fees were $992 thousand and $600 thousand for the three ended March 31, 2007 and March 31, 2006, respectively.

Goodwill and Intangible Assets

The Company follows the provisions of SFAS No. 141, “Business Combinations,” and SFAS No. 142, “Goodwill and Other Intangible Assets,” applicable to business combinations. In accordance with these standards, goodwill acquired in connection with the acquisition of Remedium was not amortized. However, the identifiable intangible assets acquired in connection with the acquisition of Remedium will be amortized over their useful lives. Under SFAS No. 142, goodwill is subject to impairment testing annually or whenever events or changes in circumstances indicate that the carrying amount may not be fully recoverable. If carrying value exceeds current fair value, then goodwill is considered impaired and is reduced to fair value via a charge to earnings. The identifiable intangibles acquired in connection with the acquisition of Remedium are also subject to impairment testing under SFAS No. 142, whenever events or changes in circumstances indicate that the carrying amount may not be fully recoverable. Should the value of goodwill or one or more of the identifiable intangibles become impaired, our consolidated earnings and net worth may be materially and adversely affected. In addition, impairment testing involves the use of accounting estimates and assumptions, changes in which could materially impact our financial condition or operating performance if actual results differ from such estimates and assumptions. As of March 31, 2007, we had goodwill of approximately $15.4 million and intangibles, net of amortization, of approximately $5.7 million resulting from the acquisition of Remedium on November 1, 2006.,

Stock-Based Compensation

The Company has adopted equity incentive plans that provide for the granting of stock options to employees, directors, advisors and consultants.

Effective January 1, 2006, we adopted SFAS No. 123R using the Modified Prospective Approach. SFAS 123R revises SFAS No. 123, “Accounting for Stock Based Compensation” (“SFAS No. 123”) and supersedes Accounting Principles Board (“APB”) Opinion No. 25, “Accounting for Stock Issued to Employees” (“APB No. 25”). SFAS No. 123R requires the costs for all share-based payments to employees, including grants of employee stock options, to be recognized in financial statements based on their fair values at grant date, or the date of later modification, over the requisite period. In addition, SFAS No. 123R requires unrecognized cost (based on the amounts previously disclosed in our pro forma footnote disclosure) related to options vesting after the date of initial adoption to be recognized in the financial statements over the remaining requisite period.

The grant date fair value of each stock option is based on the underlying price on the date of grant and is determined using an option pricing model. The option pricing model requires the use of estimates and assumptions as to (a) the expected volatility of the price of underlying stock option (b) the expected life of the option and (c) the risk free rate for the expected life of the option. The Company is currently using the Black-Scholes option pricing model to determine the grant date fair value of each stock option.

Expected volatility is based on historical volatility of our common stock. We use historical data on exercises of stock options and other factors to estimate the expected life of the share-based payments granted. For the options granted prior to January 1, 2006, we determined the expected life to be 5 years, and an expected life of 4 years for any options granted between January 1, 2006 and December 31, 2006. For options granted subsequent to January 1, 2007 we determined the expected life to be 7 years due to the adoption of a new stock option plan under which these shares were issued. The risk free rate is based on the U.S. Treasury bond rate commensurate with the expected life of the option. Forfeiture rates are estimated based upon past voluntary termination behavior and past option forfeitures.

The estimated annual increase in share-based compensation expense relating to SFAS No. 123R for the twelve months ended December 31, 2007 is expected to be $312 thousand. The Company recognized stock-based compensation expense of $86 thousand for the three months ended March 31, 2007, or $0.01 on a basic and diluted earning per share basis.

Results of Operations

Three Months Ended March 31, 2007 Compared With Three Months Ended March 31, 2006

Net revenue for the three months ended March 31, 2007 increased 343% to $8.8 million as compared to $2.0 million for the three months ended March 31, 2006, primarily due to the acquisition of Remedium. Revenues generated by Remedium during the first quarter totaled $4.5 million, whereas revenues generated in the United States totaled $4.3 million. The increase in net revenues in the U.S. was primarily due to an increase in the number of staff being utilized in our clinical study activities due to an increase in the number of contracts and related contract values of active clinical studies being conducted by the Company during the first quarter of 2007 compared to the same prior year period. There were $5.9 million of announced new business awards for the three months ended March 31, 2007 compared to $8.4 million for the three months ended March 31, 2006. For the three months ended March 31, 2007, net revenue from our largest clients amounted to 53% of our net revenue, with the largest clients representing 18%, 12%, 12%, and 11% of net revenue, respectively. For the three months ended March 31, 2006, net revenue from our largest clients amounted to 65% of our net revenue, with the largest clients representing 19%, 16%, 15% and 15% of net revenue, respectively.

Reimbursement revenue consisted of reimbursable out-of-pocket expenses incurred on behalf of our clients. Reimbursements are made at cost, without mark-up or profit, and therefore have no impact on net income.

Direct expenses included compensation and other expenses directly related to conducting clinical studies. These costs increased by approximately $3.3 million to $5.0 million for the three months ended March 31, 2007 from $1.7 million for the three months ended March 31, 2006. The increase in direct expenses resulted principally from the addition of staff needed to meet the resource requirements of active clinical studies during the third and fourth quarters of 2006. Direct expenses as a percentage of net revenue were 57% for the three months ended March 31, 2007 as compared to 85% for the three months ended March 31, 2006. The improvement in direct expenses as a percentage of net revenues was principally due to increased utilization of our personnel on clinical study activities and an increase in the number of active clinical studies for the three months ended March 31, 2007 compared with the same prior year period.

Selling, general, and administrative expenses (“SG&A”) includes the salaries, wages and benefits of all administrative, financial and business development personnel and all other support expenses not directly related to specific contracts. These costs increased by approximately $2.0 million to $3.1 million for the three months ended March 31, 2007 from $1.0 million for the three months ended March 31, 2006. As a percentage of revenues, SG&A expenses decreased by 17.7% for the three months ended March 31, 2007 compared with the prior year period. The decrease was primarily the result of additional revenue for the three months ended March 31, 2007 that offset a 47.2% increase in SG&A expenses in the U.S. The increase in SG&A expense was primarily attributable to an increase in professional fees incurred for the three months ended March 31, 2007 compared with the same prior year period.

Depreciation and amortization expense increased to $613 thousand for the three months ended March 31, 2007 from $97 thousand for the three months ended March 31, 2006, primarily as a result of amortization of intangibles related to the Remedium acquisition.

Income from operations increased by $942 thousand to $96 thousand for the three months ended March 31, 2007 as compared to a loss of $846 thousand from operations for the three months ended March 31, 2006, primarily for the reasons noted in the preceding paragraphs.

Net interest income for the three months ended March 31, 2007 was $43 thousand compared to net interest income of $68 thousand for the three months ended March 31, 2006. This decrease was due to a reduction in the amount of cash on hand resulting primarily from cash outlays related to the Remedium acquisition.

The income tax provision of $30 thousand related to net income earned in certain countries in Europe. There was no income tax provision for the prior period due to the losses incurred. In the United States the Company is in a net operating loss carry forward position. However, due to our recent loss history, and uncertainty regarding the realization of deferred tax assets, these deferred tax assets have been fully reserved as of March 31, 2007.

Net income for the three months ended March 31, 2007 was $109 thousand, or $0.01 per diluted share, as compared to a net loss of $778 thousand, or $(0.06) per diluted share for the three months ended March 31, 2006.

Liquidity and Capital Resources

The clinical research organization industry is generally not considered capital intensive. We expect to continue to fund our operations from existing cash resources, cash flow from operations and the proceeds we receive from any common stock offerings. We expect that our principal cash requirements on both a short and long-term basis will be for the funding of our operations and capital expenditures. We expect to continue expanding our operations through internal growth, merger and acquisitions, expansion of our existing services, and the development of new products and services for the pharmaceutical, biotechnology and medical device industries. We believe that our existing cash resources, cash generated from operations and the proceeds we received from our recently completed common stock offering will provide sufficient liquidity for the next twelve months. However, in the event that we make significant acquisitions in the future, we may need to raise additional funds through additional borrowings or the issuance of debt and possibly, with the proceeds from the sale of our common stock. We may also pursue acquisitions in which the consideration we pay takes the form of our common stock.

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

Net revenue is recognized on a proportional performance basis. We typically receive a low volume of large-dollar receipts. As a result, the number of days net revenue outstanding in accounts receivable, costs and estimated earnings in excess of related billings, customer advances, and billings in excess of related costs will fluctuate due to the timing and size of billings and cash receipts. At March 31, 2007, the net days revenue outstanding was (12) days compared to (37) days at December 31, 2006. This change was primarily due to unfavorable trends in our billing schedules as well as upfront payments received on recently signed contracts. Compared to December 31, 2006, accounts receivable decreased $462 thousand to $6.1 million at March 31, 2007, primarily due an increase in collections related to our ongoing active clinical studies along with the timing of billings and progress payments for clinical trials.

Compared to December 31, 2006, costs and estimated earnings in excess of related billings on uncompleted contracts decreased $59 thousand to $1.4 million at March 31, 2007. The decrease primarily represents timing differences between the net revenue recognized on the trials being managed and the billing of milestones or payment schedules contained in the contracts with our clients. The balance at March 31, 2007 primarily consisted of 4 clinical trials. The top four balances constituted 26%, 15%, 12% and 11% of the balance. This balance is mostly attributable to a delay in the timing of billings compared to when the work was performed. The $950 thousand decrease in the liability account, billings in excess of related costs and estimated earnings on uncompleted contracts, to $2.7 million as of March 31, 2007 from $3.7 million as of December 31, 2006, resulted primarily from the signing of several contracts which included large up front payments. Customer advances decreased by approximately $262 thousand to $4.5 million as of March 31, 2007 from $4.8 million as of December 31, 2006. This decrease resulted primarily from an increase in the amount of payments made on behalf of clients for investigator fees and pass through costs.

Our net cash used by operating activities was $704 thousand for the three months ended March 31, 2007, compared to net cash used by operating activities of $32 thousand for the three months ended March 31, 2006. The $671 thousand increase is primarily related to decreases in accounts receivable, billings in excess of related costs and margin on uncompleted contracts, customer advances and accrued expenses for the three months ended March 31, 2007 as compared to same prior year period. Net cash used by investing activities for the three months ended March 31, 2007 was $1.8 million principally as a result of costs associated with the Remedium acquisition, which have been capitalized and presented on the balance sheet as goodwill. This transaction closed on November 1, 2006. This compares to net cash used by investing activities of $500 thousand for the three months ended March 31, 2006, which consisted principally of costs associated with the Remedium acquisition. Net cash provided by financing activities was $354 thousand for the three months ended March 31, 2007, compared with net cash used by financing activities of $6 thousand for the three months ended March 31, 2006. The primary difference related to cash received from the exercise of employee stock options and short term borrowings during the three months ended March 31, 2007.

As a result of these cash flows, our cash and cash equivalents balance at March 31, 2007 was $3.4 million as compared to $5.5 million at December 31, 2006.

We purchased approximately $68 thousand of equipment for three months ended March 31, 2007. We anticipate capital expenditures of approximately $350,000—$450,000 during the remainder of 2007, primarily for leasehold improvements, software applications, workstations, personal computer equipment and related assets.

RECENTLY ISSUED ACCOUNTING STANDARDS:

In February 2007, the FASB issued SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities – Including an amendment of FASB Statement No. 115” (“SFAS No. 159”). SFAS No. 159 permits entities to choose to measure many financial instruments and certain other items at fair value that are not currently required to be measured at fair value. SFAS No. 159 also establishes presentation and disclosure requirements designed to facilitate comparisons between entities that choose different measurement attributes for similar types of assets and liabilities. This statement is effective in the first fiscal year that begins after November 15, 2007. We are currently evaluating the impact that the adoption of SFAS No. 159 will have on our consolidated financial statements or results of operations.

In September 2006, the FASB issued SFAS No. 157, “Fair Value Measurement” (“SFAS No. 157”). SFAS No. 157 defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles (GAAP), and expands disclosures about fair value measurements. This statement is effective for fiscal years beginning after November 15, 2007, and interim periods within those fiscal years. We are currently evaluating the future impact of SFAS N. 157 on our consolidated financial statements.

In July 2006, the FASB issued FIN 48, “Accounting for Uncertainty in Income Taxes,” which clarifies the accounting for uncertainty in income taxes recognized in an enterprise’s financial statements in accordance with SFAS 109, “Accounting for Income Taxes”. The interpretation prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. The Company adopted FIN 48 effective January 1, 2007. The adoption of FIN 48 did not have a significant impact on our consolidated financial statements and notes thereto.

ITEM 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Market Risk

The fair value of cash and cash equivalents, investigator payment advances, accounts receivable, costs and estimated earnings in excess of related billings on uncompleted contracts, accounts payable, accrued expenses and billings in excess of related costs and estimated earnings on uncompleted contracts are not materially different than their carrying amounts as reported at March 31, 2006 and March 31, 2007.

As of March 31, 2007, the Company was not a counterparty to any forward foreign exchange contracts or any other transaction involving a derivative financial instrument.

Inflation

We believe that the effects of inflation generally do not have a material adverse impact on our operations or financial condition.

ITEM 4T.	CONTROLS AND PROCEDURES

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

Our management, including our principal executive and principal financial officers, has evaluated any changes in our internal control over financial reporting that occurred during the quarter ended March 31, 2007, and has concluded that there was no change that occurred during the quarter ended March 31, 2007 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

SIGNA TURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

ENCORIUM GROUP, INC.

Dated: May 15, 2007	By:	/s/ Kenneth M. Borow, M.D.
Kenneth M. Borow, M.D.
President and Chief Executive Officer

Dated: May 15, 2007	By:	/s/ Lawrence R. Hoffman
Lawrence R. Hoffman
Executive Vice President, General Counsel, Secretary and Chief Financial Officer

S-1