Form 10-Q
period 2007-06-30
ENCORIUM GROUP INC
filed 2007-08-14
CIK 856569

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2007.

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

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: As of June 30, 2007, there were 19,834,377 shares of Encorium Group, Inc. common stock outstanding, par value $.001 per share, excluding 230,864 shares in treasury.

ENCORIUM GROUP, INC.

PART I. FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS

ENCORIUM GROUP, INC

CONSOLIDATED CONDENSED BALANCE SHEET

(UNAUDITED)

	June 30, 2007	December 31, 2006
Assets
Current Assets
Cash and cash equivalents	$7,884,571	$5,533,093
Investigator advances	677,822	1,299,682
Accounts receivable, less allowance of $97,000 for June 30, 2007 and December 31, 2006, respectively	6,493,231	6,583,393
Prepaid expenses and other	869,299	562,940
Prepaid taxes	3,814	2,375
Costs and estimated earnings in excess of related billings on uncompleted contracts	1,896,883	1,430,045

Total Current Assets	17,825,620	15,411,528

Property and Equipment, Net	1,303,360	1,048,219

Intangible Assets
Goodwill	15,376,191	15,372,540
Other intangibles, Net	5,201,205	6,197,584

Other assets	280,443	267,179

Total Assets	$39,986,819	$38,297,050

Liabilities and Stockholders' Equity
Current Liabilities
Accounts payable	$1,055,426	$1,371,492
Notes payable	170,055	20,768
Accrued expenses	3,182,739	3,111,614
Accrued acquisition costs	2,007,665	5,714,780
Deferred taxes	935,571	623,972
Obligations under capital leases	22,773	29,205
Billings in excess of related costs and estimated earnings on uncompleted contracts	4,302,665	3,673,435
Customer advances	3,306,195	4,774,112
Long Term Liabilities
Obligations under capital leases	—	7,790
Deferred taxes	632,706	1,093,254
Other liabilities	542,836	574,795

Total Long Term Liabilities	1,175,542	1,675,839

Total Liabilities	16,158,631	20,995,217

Stockholders' Equity
Common stock, $.001 par value 35,000,000 shares authorized, 20,065,241 and 17,498,575 shares issued and outstanding respectively	20,065	17,499
Additional paid-in capital	30,004,361	23,720,213
Additional paid-in capital warrants	905,699	—
Accumulated deficit	(6,650,784)	(5,912,527)
Accumulated other comprehensive income	247,071	174,872

Less:	24,526,412	18,000,057
Treasury stock, at cost, 230,864 shares	(698,224)	(698,224)

Total Stockholders’ Equity	23,828,188	17,301,833

Total Liabilities and Stockholders’ Equity	$39,986,819	$38,297,050

See accompanying notes to the consolidated financial statements.

ENCORIUM GROUP, INC

CONSOLIDATED CONDENSED STATEMENTS OF OPERATIONS

(UNAUDITED)

	Three Months Ended June 30,		Six Months Ended June 30,
	2007	2006	2007	2006
Net revenue	$7,332,431	$3,605,508	$16,143,777	$5,593,546
Reimbursement revenue	1,216,607	575,215	2,478,958	769,703

Total Revenue	8,549,038	4,180,723	18,622,735	6,363,249

Operating Expenses
Direct	4,944,872	2,016,015	9,953,808	3,704,074
Reimbursement out-of-pocket expenses	1,216,607	575,215	2,478,958	769,703
Selling, general and administrative	2,846,655	911,610	5,940,472	1,960,618
Depreciation and amortization	629,056	85,522	1,241,776	182,822

Total Operating Expenses	9,637,190	3,588,362	19,615,014	6,617,217

Income (Loss) from Operations	(1,088,152)	592,361	(992,279)	(253,968)
Interest Income	82,366	79,274	135,214	149,308
Interest Expense	(16,079)	(1,535)	(26,335)	(3,137)

Net Interest Income	66,287	77,739	108,879	146,171

Net Income (Loss) before Income Taxes	(1,021,865)	670,100	(883,400)	(107,797)

Income Tax Benefit	(174,875)	—	(145,143)	—

Net Income (Loss)	$(846,990)	$670,100	$(738,257)	$(107,797)

Net Income (Loss) per Common Share
Basic	$(0.04)	$0.05	$(0.04)	$(0.01)
Diluted	$(0.04)	$0.05	$(0.04)	$(0.01)

Weighted Average Common and Common Equivalent Shares Outstanding
Basic	19,070,611	13,348,401	18,207,771	13,348,401
Diluted	19,070,611	13,442,037	18,207,771	13,348,401

See accompanying notes to the consolidated financial statements.

ENCORIUM GROUP, INC

CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS

(UNAUDITED)

	Six Months Ended June 30,
	2007	2006
Operating Activities:
Net Loss	$(738,257)	$(107,797)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and amortization	1,241,776	182,822
Share-based compensation expense	173,578	215,247
Changes in assets and liabilities;
Investigator advances	622,193	(823)
Accounts receivable	194,300	(1,538,516)
Prepaid expenses and other	(297,158)	(75,512)
Prepaid taxes	(1,439)	4,686
Costs and estimated earnings in excess of related billings on uncompleted contracts	(459,491)	(746,807)
Other Assets	(8,097)	—
Accounts payable	(344,412)	828,225
Accrued expenses	7,701	48,227
Other liabilities	(36,898)	(58,171)
Deferred taxes	(150,047)	—
Billings in excess of related costs and estimated earnings on uncompleted contracts	606,687	781,595
Customer advances	(1,499,117)	1,022,688

Net Cash (Used In) Provided By Operating Activities	(688,681)	555,865

Investing Activities:
Remedium acquisition	(1,710,766)	(800,754)
Purchases of property and equipment	(494,878)	(34,802)

Net Cash Used By Investing Activities	(2,205,644)	(835,556)

Financing Activities:
Net payments under capital leases	(14,222)	(15,615)
Proceeds from issuance of common stock and warrants	4,704,335
Proceeds from exercise of stock options	314,501	—
Net proceeds from short-term borrowings	146,868	—

Net Cash Provided (Used) By Financing Activities	5,151,482	(15,615)

Effect of Exchange Rate Changes on Cash and Cash Equivalents	94,321	(11,458)
Net Increase (Decrease) In Cash and Cash Equivalents	2,351,478	(306,764)
Cash and Cash Equivalents, Beginning of Period	5,533,093	7,104,081

Cash and Cash Equivalents, End of Period	$7,884,571	$6,797,317

See accompanying notes to the consolidated financial statements.

ENCORIUM GROUP, INC.

NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS

(UNAUDITED)

1.	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES:

Organization

Encorium Group, Inc. (the “Company”) (formally Covalent Group, Inc) is a Delaware corporation headquartered in Wayne, Pennsylvania with European operations based in Espoo, Finland.

The Company is a clinical research organization (“CRO”) that engages in the design and management of complex clinical trials for the pharmaceutical, biotechnology and medical device industries. The Company’s mission is to provide its clients with high quality, full-service support for their biopharmaceutical development programs. Encorium offers therapeutic expertise, experienced team management and advanced technologies. The Company has clinical trials experience across a wide variety of therapeutic areas, such as cardiovascular, nephrology, endocrinology/metabolism, diabetes, neurology, oncology, immunology, vaccines, infectious diseases, gastroenterology, dermatology, hepatology, women’s health and respiratory medicine. The Company has the capacity and expertise to conduct clinical trials on a global basis.

Basis of Presentation

The accompanying unaudited financial statements for the three and six months ended June 30, 2007 have been prepared in accordance with accounting principles generally accepted in the United States of America (“generally accepted accounting principles”) for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (primarily consisting of normal recurring adjustments) considered necessary for a fair presentation have been included. Operating results for the three months ended June 30, 2007 may not necessarily be indicative of the results that may be expected for other quarters or for the year ending December 31, 2007. For further information, refer to the financial statements and footnotes thereto included in our Annual Report on Form 10-K for the year ended December 31, 2006.

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

Consolidation

The consolidated financial statements for the three and six months ended June 30, 2007 and 2006 include our accounts and the accounts of our wholly-owned subsidiaries. Intercompany transactions and balances have been eliminated in consolidation.

Investigator Advances

We received advance payments from several of our clients as part of certain long-term contracts, which included a separate cash account to be utilized for payment of investigator fees. As of June 30, 2007 and December 31, 2006, this cash amount was $678 thousand and $1.3 million, respectively. This amount is also included in customer advances in the accompanying balance sheets.

Accounts Receivable

Accounts receivable, net of an allowance for doubtful accounts, consists of customer billings pursuant to contractual terms related to work performed as of June 30, 2007. In general, amounts become billable upon the achievement of milestones or in accordance with predetermined payment schedules set forth in the contracts with our clients.

Our accounts receivable and costs and estimated earnings in excess of related billings on uncompleted contracts are concentrated with a number of companies within the pharmaceutical, biotechnology and medical device industries. The majority of this exposure is to large, well established firms. Credit losses have historically been minimal. As of June 30, 2007, the total of accounts receivable and costs and estimated earnings in excess of related billings on uncompleted contracts was $8.4 million. Of this amount, the exposure to our two largest clients was 30% of the total, with the two largest clients representing 18% and 12% of total exposure, respectively. As of December 31, 2006, the total of accounts receivable and costs and estimated earnings in excess of related billings on uncompleted contracts was $8 million. Of this amount, the exposure to our three largest clients was 52% of the total, with the three largest clients representing 35%, 9%, and 8% of total exposure, respectively.

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

As is customary in the industry, we will continue to exclude from revenue and expense in the Consolidated Statements of Operations fees paid to investigators and the associated reimbursement since we acts as an agent on behalf of the pharmaceutical company sponsors with regard to investigator payments, in accordance with the Financial Accounting Standards Board Emerging Issues Task Force Rule No. 99-19 (“EITF 99-19”), “Reporting Revenue Gross as a Principal versus Net as an Agent”. These investigator fees are not reflected in our Net Revenue, Reimbursement Revenue, Reimbursement Out-of-Pocket Expenses, and/or Direct Expenses. The amounts of these investigator fees were $1.7 million and $2.7 million for the three and six months ended June 30, 2007. For the three and six months ended June 30, 2006, investigator fees were $217 thousand and $217 thousand, respectively.

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

Goodwill and Intangible Assets

The Company follows the provisions of SFAS No. 141, “Business Combinations,” and SFAS No. 142, “Goodwill and Other Intangible Assets,” applicable to business combinations. In accordance with these standards, goodwill acquired in connection with the acquisition of Remedium was not amortized. However, the identifiable intangible assets acquired in connection with the acquisition of Remedium will be amortized over their useful lives. Under SFAS No. 142, goodwill is subject to impairment testing annually or whenever events or changes in circumstances indicate that the carrying amount may not be fully recoverable. If carrying value exceeds current fair value, then goodwill is considered impaired and is reduced to fair value via a charge to earnings. The identifiable intangibles acquired in connection with the acquisition of Remedium are also subject to impairment testing under SFAS No. 142, whenever events or changes in circumstances indicate that the carrying amount may not be fully recoverable. Should the value of goodwill or one or more of the identifiable intangibles become impaired, our consolidated earnings and net worth may be materially and adversely affected. In addition, impairment testing involves the use of accounting estimates and assumptions, changes in which could materially impact our financial condition or operating performance if actual results differ from such estimates and assumptions. The Company performs an annual test for impairment of goodwill during the fourth quarter of each year. As of June 30, 2007, we had goodwill of approximately $15.4 million and intangibles, net of amortization, of approximately $5.2 resulting from the acquisition of Remedium on November 1, 2006.

2.	RECENTLY ISSUED ACCOUNTING STANDARDS:

In February 2007, the FASB issued SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities – Including an amendment of FASB Statement No. 115” (“SFAS No. 159”). SFAS No. 159 permits entities to choose to measure many financial instruments and certain other items at fair value that are not currently required to be measured at fair value. SFAS No. 159 also establishes presentation and disclosure requirements designed to facilitate comparisons between entities that choose different measurement attributes for similar types of assets and liabilities. This statement is effective in the first fiscal year that begins after November 15, 2007. We are currently evaluating the impact that the adoption of SFAS No. 159 will have on our consolidated financial statements.

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

In July 2006, the FASB issued Financial Interpretation Number (“FIN”) 48, “Accounting for Uncertainty in Income Taxes,” which clarifies the accounting for uncertainty in income taxes recognized in an enterprise’s financial statements in accordance with SFAS 109, “Accounting for Income Taxes” (“FIN 48”). The interpretation prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. The Company adopted FIN 48 effective January 1, 2007. The adoption of FIN 48 had no material impact on our consolidated financial statements.

3.	EARNINGS PER SHARE

Earnings per share is calculated in accordance with SFAS No. 128, “Earnings Per Share”. Basic earnings per share is computed by dividing net income for the period by the weighted average number of common shares outstanding during the period. Diluted earnings per share is computed by dividing net income by the weighted average number of common shares plus the dilutive effect of outstanding stock options under our equity incentive plans. Stock options outstanding not included in the table below because of their anti-dilutive effect for the three and six months ended June 30, 2007 and 2006 were 481,816 and 275,063, respectively. Stock options outstanding not included in the table below because of their anti-dilutive effect for the six months ended June 30, 2006 were 444,633.

The net income (loss) and weighted average common and common equivalent shares outstanding for purposes of calculating net income (loss) per common share were computed as follows:

	Three months ended June 30,		Six months ended June 30,
	2007	2006	2007	2006
Net Income (Loss)	$(846,990)	$670,100	$(738,257)	$(107,797)

Weighted average number of common shares outstanding used in computing basic earnings per share	19,070,611	13,348,401	18,207,771	13,348,401

Dilutive effect of stock options outstanding	—	93,636	—	—

Weighted average shares used in computing diluted earnings per share	19,070,611	13,442,037	18,207,771	13,348,401

Basic earnings (loss) per share	$(0.04)	$0.05	$(0.04)	$(0.01)
Diluted earnings (loss) per share	$(0.04)	$0.05	$(0.04)	$(0.01)

4.	COMPREHENSIVE INCOME

A reconciliation of comprehensive income (loss) in accordance with SFAS No. 130, “Reporting Comprehensive Income” is as follows:

	Three Months ended June 30,		Six Months ended June 30,
	2007	2006	2007	2006
Net income (loss)	$(846,990)	$670,100	$(738,257)	$(107,797)

Foreign currency translation adjustment	56,537	(5,301)	72,199	(11,458)

Comprehensive income (loss)	$(790,453)	$664,799	$(666,058)	$(119,255)

5.	SEGMENT INFORMATION

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

The following table summarizes the distribution of net revenue and contracts with significant clients:

	Three Months Ended June 30,				Six Months Ended June 30,
	2007		2006		2007		2006
	Percentage of Revenues	Number of Contracts	Percentage of Revenues	Number of Contracts	Percentage of Revenues	Number of Contracts	Percentage of Revenues	Number of Contracts
Client A	17%	3	25%	2	16%	8	23%	2
Client B	14%	13	23%	3	15%	13	15%	3
Client C	13%	2	13%	3	13%	2	13%	3
Client D	0%	—	10%	1	0%	1	12%	1
Client E	0%	—	0%	—	0%	—	10%	2

Top Clients	44%	18	71%	9	44%	24	73%	11

Client A, B, C and D and in the table above represent the largest clients for each period, but do not represent the same client for each year shown. We have no other customers that comprise 10% of our net revenues.

The following table summarizes the distribution of net revenues from external clients by geographical region for the three and six months ended June 30, 2007 and June 30, 2006.

	Three Months Ended June 30,		Six Months Ended June 30,
	2007	2006	2007	2006
U.S.	$2,764,457	$3,508,108	$7,027,308	$5,375,527
Finland	3,459,426	—	7,000,514	—
Rest of Europe	1,108,548	97,400	2,115,955	218,019

Total	$7,332,431	$3,605,508	$16,143,777	$5,593,546

The following table summarizes the distribution of the Company’s long lived assets by geographical region as of June 30, 2007 and 2006.

	As of June 30,
	2007	2006
U.S.	$1,017,307	$746,551
Europe	20,863,449	2,618

Total	$21,880,756	$749,169

6.	OTHER LIABILITIES

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

In the second quarter ended June 30, 2007, SFAS 123R resulted in incremental stock-based compensation expense of $91 thousand, or $0.01 on a basic and diluted earning per share basis. For the six months ending June 30, 2007, the adoption of SFAS 123R resulted in incremental stock-based compensation expense of $174 thousand or $0.01 on a basic and diluted earning per share basis. The compensation expense associated with SFAS 123R did not have a net impact on cash flows from operating, investing or financing activities. A deduction is not allowed for income tax purposes until the options are exercised. The amount of the income tax deduction will be the difference between the fair value of the Company’s common stock and the exercise price at the date of exercise. The tax effect of the income tax deduction in excess of the financial statement expense will be recorded as an increase in additional paid-in-capital. Accordingly, SFAS 123R requires the recognition of a deferred tax asset for the tax effect of the financial statement expense recorded. However, due to our recent loss history, and uncertainty regarding the realization of deferred tax assets, deferred tax assets have been fully reserved as of June 30, 2007. The net operating losses incurred to date by the Company are being carried forward and may be applied against future taxable income subject to certain limitations set forth in Section 382 of the Internal Revenue Code.

The Company has issued stock options to employees under share-based compensation plans. Stock options issued prior to January 1, 2007 were issued at the current market price on the date of the grant, subject to a 3-year vesting period with a contractual term of 5 years. Stock options issued after January 1, 2007 were issued at the current market price on the date of grant, subject to a 3-year vesting period with a contractual term of 10 years. The fair value of each stock option is estimated on the date of grant using the Black-Scholes option pricing model that uses the assumptions noted in the following table. Expected volatility is based on historical volatility of our common stock. We use historical data on exercises of stock options and other factors to estimate the expected life of the share-based payments granted. For options granted prior to January 1, 2006, we determined the expected life to be 5 years, and an expected life of 4 years for any options granted between January 1, 2006 and December 31, 2006. For options issued subsequent to January 1, 2007, we determined the expected life to be 7 years due to the adoption of a new stock option plan under which these shares were issued. The risk free rate is based on the U.S. Treasury bond rate commensurate with the expected life of the option.

	Three Months Ended June 30		Six Months Ended June 30
	2007	2006	2007	2006
Risk-free interest rate
	4.57% - 4.59%	4.84% - 4.92%	4.57% - 4.81%	4.64% - 4.92%
Expected dividend yield	—	—	—	—
Expected life	7 years	4 years	7 years	4 years
Expected volatility	63.80%	52.56%	63.80%	52.56%
Forfeiture rate	15.00%	15.68%	15.00%	15.68%

A summary of award activity under the stock option plans as of June 30, 2007 and changes during the three month period is presented below:

	Number of Shares	Range of Exercise Prices per Share	Average Exercise Price per Share	Intrinsic Value
Options outstanding at December 31, 2006	1,130,550	$2.02 - 4.49	$2.53	$3,142,929
Granted	72,500	3.75 - 6.08	5.07	(148,625)
Exercised	(72,500)	2.47 - 3.17	2.95	(5,075)
Canceled	(24,000)	2.65 - 3.17	3.05	720

Options outstanding at March 31, 2007	1,106,550	$2.02 - 6.08	$2.65	$409,424
Granted	9,000	3.51 - 3.92	3.69	(6,030)
Exercised	(39,200)	2.17 - 2.77	2.45	(22,344)
Canceled	(13,333)	2.38 - 4.49	3.96	12,533

Options outstanding at June 30, 2007	1,063,017	$2.02 - 6.08	$2.65	$393,316

Vested options outstanding at:
June 30, 2007	426,105	$2.02 - 3.69	$2.55	$200,269
Non-vested options outstanding at:
June 30, 2007	636,912	$2.02 - 6.08	$2.65	$235,657

Approximately 289,000 options, net of forfeitures, of the 636,912 non-vested options as of June 30, 2007 will vest within the next year.

A summary of stock options expected to vest in the next twelve months is as follows:

Options Expected To Vest Within 1 Year
Range of Exercise Prices	Number of Shares Expected to Vest	Weighted Average Remaining Contractual Life in Years	Weighted Average Exercise Price Per Share
$2.00-$ 2.50	235,748	3.00	2.25
2.51-3.00	3,667	3.95	2.86
3.01-3.50	10,167	4.36	3.14
3.51-4.00	23,555	3.89	3.69
4.01-4.50	2,500	9.67	4.10
$6.00 - 6.10	13,333	9.58	6.08

	288,970	3.51	2.67

As of June 30, 2007, there was $459 thousand of total unrecognized compensation cost related to unvested share-based compensation awards granted under the stock option plans. That cost is expected to be recognized over a weighted-average period of 2.8 years.

Based upon the above assumptions, the weighted average fair value of the stock options granted for the three months ended June 30, 2007 and 2006 was $2.45 and $0.95, respectively. Based upon the above assumptions, the weighted average fair value of the stock options granted for the six months ended June 30, 2007 and 2006 was $3.27 and $1.10, respectively.

The Company has a policy of issuing new shares to satisfy share option exercises.

8.	SUPPLEMENTAL CASH FLOW INFORMATION

No income tax payments were required for the six months ended June 30, 2007 and 2006, respectively. Cash paid for interest for the six months ended June 30, 2007 and 2006 was approximately $26 thousand and $3 thousand, respectively. We did not enter into any capital lease obligations during the three and six months ended June 30, 2007 and 2006. We did not acquire any property and equipment through leasing arrangements during the three and six months ended June 30, 2007 or 2006, respectively. The Company issued shares of its Common Stock with a value of $2 million to the Remedium stockholders as additional consideration upon the attainment of certain revenue targets described in the Amended Agreement on March 27, 2007 (See Note 9).

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

Subject to certain purchase price adjustments, on the first anniversary of the closing of the Amended Agreement, the Company will issue to the Stockholders additional shares of Common Stock of the Company with a value of $2 million. The Company has determined it is likely it will issue additional shares of its Common Stock with a value of $2 million on the anniversary of the Closing. Additional consideration of shares Common Stock of the Company with a value of $2 million was paid to the Remedium stockholders upon the attainment of certain revenue targets described in the Amended Agreement on March 27, 2007. This additional consideration was already included in our purchase price allocation.

Unaudited pro forma results of operations resulting from the acquisition of Remedium Oy would have been as follows for the three and six months ended June 30, 2007 and 2006 if the business combination has occurred on January 1, 2006.

	Three Month Ended June 30,		Six Month Ended June 30,
	2007	2006	2007	2006
Net Revenue (1)	$7,332,431	$6,632,764	$16,143,777	$11,120,272
Net Loss	$(846,990)	$609,578	$(738,257)	$(1,229,961)
Loss per share - basic	$(0.04)	$0.03	$(0.04)	$(0.06)
Loss per share - diluted	$(0.04)	$0.03	$(0.04)	$(0.06)

(1)	Excludes reimbursement revenue

10.	GOODWILL AND OTHER INTANGIBLES

The Company followed the provisions of SFAS No. 141, “Business Combinations,” and SFAS No. 142, “Goodwill and Other Intangible Assets,” applicable to business combinations. The amount of Goodwill that resulted from the Remedium acquisition, including deferred taxes of $1.7 million, was $15.4 million. In accordance with SFAS No. 141 the amount of goodwill resulting from the Remedium acquisition was determined as the excess of cost over the fair values of acquired net assets. In accordance with these standards, goodwill acquired in connection with the acquisition of Remedium was not amortized. Under SFAS No. 142, goodwill is subject to impairment testing annually or whenever events or changes in circumstances indicate that the carrying amount may not be fully recoverable. If carrying value exceeds current fair value, then goodwill is considered impaired and is reduced to fair value via a charge to earnings. Should the goodwill become impaired, our consolidated earnings and net worth may be materially adversely affected. In addition, impairment testing involves the use of accounting estimates and assumptions, changes in which could materially impact our financial condition or operating performance if actual results differ from such estimates and assumptions.

The Company also acquired $6.5 million of identifiable intangible assets in connection with the Remedium acquisition. Of the $6.5 million of acquired intangible assets, $3.9 million was attributed to customer relationships, $2.6 million was attributable to backlog and $53 thousand was attributable to a non-compete agreement. All of these intangibles are subject to amortization on a straight-line basis. The estimated useful lives for customer relationships, backlog and non-compete agreement are 16 years, 18 months and 4 years, respectively. Amortization expense was $996 thousand for the six months ended June 30, 2007. As of June 30, 2007, the estimated amortization of intangibles expense to be recorded in future periods is as follows:

2007	$996,379
2008	834,410
2009	255,236
2010	253,009
2011	241,874

11.	INCOME TAXES

FIN 48

The Company adopted the provisions of FIN 48 on January 1, 2007. The implementation of FIN 48 did not result in any adjustment to the Company’s beginning tax positions. The impact of the Company’s reassessment of its tax positions in accordance with FIN 48 had no material effect on the results of operations, financial condition or liquidity for the three and six months ended June 30, 2007. The Company has unrecognized United States federal and state net operating loss carryforwards of approximately $1,361,000 and $5,624,000, which did not significantly change during the six months ended June 30, 2007. In addition, future changes to the unrecognized tax benefit, will have no impact on the effective tax rate due to the existence of the valuation allowance. The Company does not reasonably estimate that the unrecognized tax benefit will change significantly within the next twelve months.

The Company files its tax returns as prescribed by the tax laws of the jurisdictions in which it operates. None of the Company’s tax filings in these jurisdictions are currently under audit. The Companies policy is to recognize interest and penalties in Other Expense.

12.	COMMON STOCK AND WARRANTS

In May 2007, the Company sold 1,748,252 shares of its common stock, $0.001 par value in a private placement (the “Offering”) at a price of $2.86 per share and warrants to purchase an aggregate of 874,126 shares of the Company’s common stock, $0.001 par value, at an exercise price of $4.12 per share for a period of five years commencing six months from the date of issuance.

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

The consideration paid to Remedium’s stockholders (the “Stockholders”) at closing for the Shares consisted of (i) shares of Common Stock of the Company with a value of $11,000,000; and (ii) $2,500,000 in cash. An additional cash payment of $1,500,000 was paid to the Stockholders on March 30, 2007. Additional consideration consisting of shares of Common Stock of the Company with a value of $2,000,000 was paid to the Stockholders upon the attainment of certain revenue targets described in the Amended Agreement on March 27, 2007. Subject to certain purchase price adjustments, on the first anniversary of the closing of the Amended Agreement, the Company will issue to the Stockholders additional shares of Common Stock of the Company with a value of $2,000,000. As of December 31, 2006, the Company determined that it is likely it will issue the additional shares of its Common Stock with a value of $2 million on the anniversary of the Closing.

General

The information set forth and discussed below for the three and six months ended June 30, 2007 and 2006 is derived from the Consolidated Condensed Financial Statements included elsewhere herein. The financial information set forth and discussed below is unaudited but, in the opinion of management, reflects all adjustments (primarily consisting of normal recurring adjustments) necessary for a fair presentation of such information. The results of our operations for a particular quarter may not be indicative of results expected during the other quarters or for the entire year.

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

Contracts generally may be terminated by clients immediately or with short notice. Clinical trials may be terminated or delayed for several reasons, including, among others, unexpected results or adverse patient reactions to the drug, inadequate patient enrollment or investigator recruitment, manufacturing problems resulting in shortages of the drug or decisions by the client to de-emphasize or terminate a particular trial or development efforts on a particular drug. Depending on the size of the trial in question, a client’s decision to terminate or delay a trial in which we participate could have a material and adverse effect on our backlog, results of operations and financial position.

Our backlog was approximately $41 million as of June 30, 2007 as compared to $27 million as of June 30, 2006. Our backlog consists of anticipated net revenue from signed contracts, letters of intent and certain verbal commitments that either have not started but are anticipated to begin in the near future or are in process and have not yet been completed. Many of our studies and projects are performed over an extended period of time, which may be several years. Amounts included in backlog have not yet been recognized as net revenue in our Consolidated Statements of Operations. Once contracted work begins, net revenue is recognized over the life of the contract on a proportional performance basis. The recognition of net revenue and contract terminations, if any, reduces our backlog while the awarding of new business increases our backlog. For the six months ended June 30, 2007, we obtained approximately $18.4 million of new business awards as compared to approximately $11.6 million for the six months ended June 30, 2006.

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

Percentage of net revenue, excluding reimbursable out-of-pocket expenses:

	Three months ended June 30,		Six Months Ended June 30,
	2007	2006	2007	2006
Net revenue	100.0%	100.0%	100.0%	100.0%
Operating Expenses
Direct	67.4%	55.9%	61.7%	66.2%
Selling, general and administrative	38.8%	25.3%	36.8%	35.1%
Depreciation and amortization	8.6%	2.4%	7.7%	3.3%
Income (Loss) from Operations	(14.8)%	16.4%	(6.1)%	(4.5)%
Net Income (Loss)	(11.6)%	18.6%	(4.6)%	(1.9)%

Contractual Obligations and Commitments

We did not enter into any capital lease obligations during the three and six months ended June 30, 2007 and 2006. We are committed under a number of non-cancelable operating leases, primarily related to office space and other office equipment.

Below is a summary of our future payment commitments by year under contractual obligations. Actual amounts paid under these agreements could be higher or lower than the amounts shown below as a result of changes in volume and other variables:

	2007	2008	2009	2010	Thereafter	Total
Obligations under capital leases	$14,396	$7,791	$—	$—	$—	$22,187
Operating leases	1,325,926	2,044,476	1,226,363	—	—	4,596,765
Employment agreements	137,500	275,000	229,167	—	—	641,667
Service agreements	225,722	51,273	19,032	19,431	—	315,458

Total	$1,703,544	$2,378,540	$1,474,562	$19,431	$—	$5,576,077

In 2007, we anticipate capital expenditures of approximately $500,000—$650,000 for leasehold improvements, software applications, workstations, personal computer equipment and related assets. There have been no material changes to the above data since December 31, 2006.

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

As is customary in the industry, we will continue to exclude from revenue and expense in the Consolidated Condensed Statements of Operations fees paid to investigators and the associated reimbursement since we act as an agent on behalf of the pharmaceutical company sponsors with regard to investigator payments, in accordance with the Financial Accounting Standards Board Emerging Issues Task Force Rule No. 99-19 (“EITF 99-19”), “Reporting Revenue Gross as a Principal versus Net as an Agent”. These investigator fees are not reflected in our Net Revenue, Reimbursement Revenue, Reimbursement Out-of-Pocket Expenses, and/or Direct Expenses. The amounts of these investigator fees were $1.7 million and $217 thousand for the three months ended June 30, 2007 and June 30, 2006, respectively. The amounts of these investigator fees were $2.7 million and $217 thousand for the three ended June 30, 2007 and June 30, 2006, respectively.

Goodwill and Intangible Assets

The Company follows the provisions of SFAS No. 141, “Business Combinations,” and SFAS No. 142, “Goodwill and Other Intangible Assets,” applicable to business combinations. In accordance with these standards, goodwill acquired in connection with the acquisition of Remedium was not amortized. However, the identifiable intangible assets acquired in connection with the acquisition of Remedium will be amortized over their useful lives. Under SFAS No. 142, goodwill is subject to impairment testing annually or whenever events or changes in circumstances indicate that the carrying amount may not be fully recoverable. If carrying value exceeds current fair value, then goodwill is considered impaired and is reduced to fair value via a charge to earnings. The identifiable intangibles acquired in connection with the acquisition of Remedium are also subject to impairment testing under SFAS No. 142, whenever events or changes in circumstances indicate that the carrying amount may not be fully recoverable. Should the value of goodwill or one or more of the identifiable intangibles become impaired, our consolidated earnings and net worth may be materially and adversely affected. In addition, impairment testing involves the use of accounting estimates and assumptions, changes in which could materially impact our financial condition or operating performance if actual results differ from such estimates and assumptions. As of June 30, 2007, we had goodwill of approximately $15.4 million and intangibles, net of amortization, of approximately $5.2 million resulting from the acquisition of Remedium on November 1, 2006.

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

The grant date fair value of each stock option is based on the underlying price on the date of grant and is determined using an option pricing model. The option pricing model requires the use of estimates and assumptions as to (a) the expected volatility of the price of underlying stock option, (b) the expected life of the option; and (c) the risk free rate for the expected life of the option. The Company is currently using the Black-Scholes option pricing model to determine the grant date fair value of each stock option.

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

The estimated annual increase in share-based compensation expense relating to SFAS No. 123R for the twelve months ended December 31, 2007 is expected to be $309 thousand. The Company recognized stock-based compensation expense of $91 thousand and $174 thousand for the three and six months ended June 30, 2007, or $0.01 on a basic and diluted earning per share basis.

Results of Operations

Three Months Ended June 30, 2007 Compared With Three Months Ended June 30, 2006

Net revenue for the three months ended June 30, 2007 increased 103% to $7.3 million as compared to $3.6 million for the three months ended June 30, 2006, primarily due to the acquisition of Remedium. Revenues generated by Remedium in Europe during the second quarter totaled $4.5 million, whereas revenues generated in the United States totaled $2.8 million. The decrease in net revenues in the United States was primarily due to a decrease in the number of contracts and related contract values of active clinical studies being conducted by the Company in the United States during the second quarter of 2007 compared to the same prior year period. There were $12.5 million of announced new business awards for the three months ended June 30, 2007 compared to $3.2 million for the three months ended June 30, 2006. For the three months ended June 30, 2007, net revenue from our largest clients amounted to 44% of our net revenue, with the largest clients representing 17%, 14%, and 13% of net revenue, respectively. For the three months ended June 30, 2006, net revenue from our largest clients amounted to 71% of our net revenue, with the largest clients representing 25%, 23%, 13% and 10% of net revenue, respectively.

Reimbursement revenue consisted of reimbursable out-of-pocket expenses incurred on behalf of our clients. Reimbursements are made at cost, without mark-up or profit, and therefore have no impact on net income.

Direct expenses included compensation and other expenses directly related to conducting clinical studies. These costs increased by approximately $2.9 million to $4.9 million for the three months ended June 30, 2007 from $2.0 million for the three months ended June 30, 2006. The increase in direct expenses resulted principally from the acquisition of Remedium which totaled $2.8 million. Direct expenses in the United States totaled $2.1 million. Direct expenses as a percentage of net revenue were 67% for the three months ended June 30, 2007 as compared to 56% for the three months ended June 30, 2006. The increase in direct expenses as a percentage of net revenues was principally due to decreased utilization of our personnel on clinical study activities and a decrease in the number of active clinical studies conducted in the United States for the three months ended June 30, 2007 compared with the same prior year period.

Selling, general, and administrative expenses (“SG&A”) includes the salaries, wages and benefits of all administrative, financial and business development personnel and all other support expenses not directly related to specific contracts. These costs increased by approximately $1.9 million to $2.8 million for the three months ended June 30, 2007 from $900 thousand for the three months ended June 30, 2006. The increase in SG&A expenses resulted principally from the acquisition of Remedium which totaled $1.5 million. SG&A expenses in the United States totaled $1.3 million. As a percentage of revenues, SG&A expenses increased by 13.5% for the three months ended June 30, 2007 compared with the prior year period. The increase in SG&A expense as a percentage of revenues was primarily attributable to an increase in business development and marketing expenses incurred for the three months ended June 30, 2007 compared with the same prior year period as well as the decline in revenues in the United States compared to the comparable prior year period.

Depreciation and amortization expense increased to $629 thousand for the three months ended June 30, 2007 from $86 thousand for the three months ended June 30, 2006, primarily as a result of amortization of intangibles related to the Remedium acquisition.

Loss from operations increased by $1.7 million to $1.1 million for the three months ended June 30, 2007 as compared to income of $600 thousand from operations for the three months ended June 30, 2006, primarily for the reasons noted in the preceding paragraphs.

Net interest income for the three months ended June 30, 2007 was $66 thousand compared to net interest income of $78 thousand for the three months ended June 30, 2006. This decrease was due to an increase in interest expense.

The income tax benefit of $175 thousand principally related to the reversal of a portion of the deferred tax liability that was established for the difference between the assigned value of the intangible assets acquired and the tax basis of the intangible assets acquired in the Remedium acquisition. There was no income tax provision for the prior period due to previously incurred losses. In the United States, the Company is in a net operating loss carry forward position. However, due to our recent loss history, and uncertainty regarding the realization of deferred tax assets, these deferred tax assets have been fully reserved as of June 30, 2007.

Net loss for the three months ended June 30, 2007 was $847 thousand, or $(0.04) per diluted share, as compared to a net income of $670 thousand, or $0.05 per diluted share for the three months ended June 30, 2006.

Six Months Ended June 30, 2007 Compared With the Six Months Ended June 30, 2006

Net revenue for the six months ended June 30, 2007 increased 189% to $16.1 million as compared to $5.6 million for the six months ended June 30, 2006 primarily due to the acquisition of Remedium. Revenues generated by Remedium during the six month period totaled $9.1 million, whereas revenues generated in the United States totaled $7.0 million versus $5.6 million for the comparable prior year period. The increase in net revenues in the United States resulted from an increase in the number of clinical trial studies being conducted by the Company during this period compared to the prior year period. There were $18.4 million of announced new business awards for the six months ended June 30, 2007 compared to $11.6 million compared to the same prior year period. For the six months ended June 30, 2007, net revenue from our largest clients amounted to 44% of our net revenue with the largest clients representing 16%, 15% and 13% of net revenue, respectively. For the six months ended June 30, 2006, net revenue from our largest clients amounted to 73% of our net revenue, with the largest clients representing 23%, 15%, 13%, 12% and 10% of net revenue, respectively.

Reimbursement revenue consisted of reimbursable out-of -pocket expenses incurred on behalf of our clients. Reimbursements are made at cost, without mark-up or profit and therefore have no impact on net income.

Direct expenses included compensation or other expenses directly related to conducting clinical studies. These costs increased by approximately $6.3 million to $10 million for the six months ended June 30, 2007 from $3.7 million for the six months ended June 30, 2006. The increase in direct expenses resulted principally from the acquisition of Remedium which totaled $5.5 million. Direct expenses in the United States totaled $4.5 million compared with $3.7 million for the comparable prior year period. The increase in direct expenses in the United States was due to the hiring of additional staff during the last six months of 2006 to handle the increasing number of clinical studies being conducted by the Company. Direct expenses as a percentage of net revenue were 62% for the six months ended June 30, 2007 as compared to 66% for the six months ended June 30, 2006. The decrease in direct expenses as a percentage of net revenue was principally due to increased utilization of our clinical trial personnel compared with the same period last year.

Selling, general and administrative expenses (“SG&A”) includes the salaries, wages and benefits of all administrative, financial and business development personnel and all other support expenses not directly related to specific contracts. These costs increased by approximately $3.9 million for the six months ended June 30, 2007 to $5.9 million from $2 million for the six months ended June 30, 2006. The increase in SG&A resulted principally from the acquisition of Remedium which totaled $3 million. SG&A in the United States totaled $2.9 million compared with $2 million for the comparable prior year period. The increase in SG&A in the United States was principally due to increases in business development and marketing activities as the Company increased its global business development and marketing activities.

Depreciation and amortization expense increased to $1.2 million for the six months ended June 30, 2007 from $183 thousand for the six months ended June 30, 2006 primarily as a result of the amortization of intangibles acquired in the Remedium acquisition.

Loss from operations increased by $738 thousand to $992 thousand from $254 thousand for the six months ended June 30, 2006 primarily for the reasons noted in the preceding paragraphs.

Net interest income for the six months ended June 30, 2007 was $109 thousand compared to $146 thousand for the six months ended June 30, 2006 due to a decrease in the amount of overall cash on hand for the majority of the six month period ended June 30, 2007 and an increase in interest expense.

The income tax benefit of $145 related to the reversal of a portion of the deferred tax liability that was established for the difference between the assigned value of the intangible assets acquired and the tax basis of the intangible assets acquired in the Remedium acquisition. There was no income tax provision in the prior year six month period due to losses incurred during the period. In the United States, the Company is in a net operating loss carryforward position. However, due its recent loss history and uncertainty regarding the realization of deferred tax assets, these deferred tax assets have been fully reserved as of June 30, 2007.

Net loss for the six months ended June 30, 2007 was $738 thousand, or $(0.04) per diluted share as compared to a net loss of $108 thousand or $(0.01) per diluted share for the six months ended June 30, 2006.

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

Our contracts usually require a portion of the contract amount to be paid at the time the contract is initiated. Additional payments are generally made upon completion of negotiated performance milestones, or on a regularly scheduled basis, throughout the life of the contract. Accordingly, cash receipts do not necessarily correspond to costs incurred and revenue recognized. For terminated studies, our contracts frequently entitle us to receive the costs of winding down the terminated project, as well as all fees earned by us up to the time of termination. In addition, a client’s decision to terminate a trial may cause us to return all unearned cash advances we may have received during the trial.

Net revenue is recognized on a proportional performance basis. We typically receive a low volume of large-dollar receipts. As a result, the number of days net revenue outstanding in accounts receivable, costs and estimated earnings in excess of related billings, customer advances, and billings in excess of related costs will fluctuate due to the timing and size of billings and cash receipts. At June 30, 2007, the net days revenue outstanding was (39) days compared to (37) days at December 31, 2006. This change was primarily due to favorable trends in our billing schedules as well as upfront payments received on recently signed contracts. Compared to December 31, 2006, accounts receivable decreased $90 thousand to $6.5 million at June 30, 2007, as our collections were comparable to our billings.

Compared to December 31, 2006, costs and estimated earnings in excess of related billings on uncompleted contracts increased by $467 thousand to $1.9 million at June 30, 2007. The increase primarily represents timing differences between the net revenue recognized on the trials being managed and the billing of milestones or payment schedules contained in the contracts with our clients. The balance at June 30, 2007 primarily consisted of 3 clinical trials. The top three balances constituted 29%, 27% and 6% of the balance. This balance is mostly attributable to a delay in the timing of billings compared to when the work was performed. The $630 thousand increase in the liability account, billings in excess of related costs and estimated earnings on uncompleted contracts, to $4.3 million as of June 30, 2007 from $3.7 million as of December 31, 2006, resulted primarily from the signing of several contracts which included large up front payments. Customer advances decreased by approximately $1.5 million to $3.3 million as of June 30, 2007 from $4.8 million as of December 31, 2006. This decrease resulted primarily from the return to a former client of cash advances previously made on a canceled contract.

Our net cash used by operating activities was $689 thousand for the six months ended June 30, 2007, compared to net cash provided by operating activities of $556 thousand for the six months ended June 30, 2006. The $1.2 million decrease is primarily related to increases in billings in excess of related costs and margin on uncompleted contracts and decreases in customer advances and accounts payable for the six months ended June 30, 2007 as compared to same prior year period. Net cash used by investing activities for the three months ended June 30, 2007 was $2.2 million principally as a result of costs associated with the Remedium acquisition, which have been capitalized and presented on the balance sheet as goodwill. This transaction closed on November 1, 2006. This compares to net cash used by investing activities of $836 thousand for the three months ended June 30, 2006, which consisted principally of costs associated with the Remedium acquisition. Net cash provided by financing activities was $5.2 million principally due to the sale of 1,748,252 shares of common stock in a private placement at a price of $2.86 per share less applicable fees and expenses. The Company also received $315 thousand from the exercise of employee stock options.

As a result of these cash flows, our cash and cash equivalents balance at June 30, 2007 was $7.9 million as compared to $5.5 million at December 31, 2006.

We purchased approximately $495 thousand of equipment for the six months ended June 30, 2007. We anticipate capital expenditures of approximately $100,000—$150,000 during the remainder of 2007, primarily for leasehold improvements, software applications, workstations, personal computer equipment and related assets.

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

Market Risk

The fair value of cash and cash equivalents, investigator payment advances, accounts receivable, costs and estimated earnings in excess of related billings on uncompleted contracts, accounts payable, accrued expenses and billings in excess of related costs and estimated earnings on uncompleted contracts are not materially different than their carrying amounts as reported at June 30, 2006 and June 30, 2007.

As of June 30, 2007, the Company was not a counterparty to any forward foreign exchange contracts or any other transaction involving a derivative financial instrument.

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

Our management, including our principal executive and principal financial officers, has evaluated any changes in our internal control over financial reporting that occurred during the quarter ended June 30, 2007, and has concluded that there was no change that occurred during the quarter ended June 30, 2007 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

ITEM 6.	EXHIBITS

(a)	Exhibits

31.1	Certification of Chief Executive Officer required by Rule 13a-14(a) or Rule 15d- 14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer required by Rule 13a-14(a) or Rule 15d- 14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification pursuant to 18 U.S.C. § 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification pursuant to 18 U.S.C. § 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

ENCORIUM GROUP, INC.

Dated: August 14, 2007	By:	/s/ Kenneth M. Borow, M.D.
Kenneth M. Borow, M.D.
President and Chief Executive Officer

Dated: August 14, 2007	By:	/s/ Lawrence R. Hoffman
Lawrence R. Hoffman
Executive Vice President, General Counsel,
Secretary and Chief Financial Officer

S-1