Form 10-Q
period 2007-09-30
ENCORIUM GROUP INC
filed 2007-11-14
CIK 856569

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2007.

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

Yes  ☐    No  ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: As of November 1, 2007, there were 20,834,004 shares of Encorium Group, Inc. common stock outstanding, par value $.001 per share, excluding 230,864 shares in treasury.

ENCORIUM GROUP, INC.

PART I. FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS

ENCORIUM GROUP, INC

CONSOLIDATED BALANCE SHEET

(UNAUDITED)

	September 30, 2007	December 31, 2006
Assets
Current Assets
Cash and cash equivalents	$8,306,508	$5,533,093
Investigator advances	653,414	1,299,682
Accounts receivable, less allowance of $97,000 for September 30, 2007 and December 31, 2006, respectively	5,806,527	6,583,393
Prepaid expenses and other	983,699	562,940
Prepaid taxes	8,695	2,375
Costs and estimated earnings in excess of related billings on uncompleted contracts	2,039,342	1,430,045

Total Current Assets	17,798,185	15,411,528

Property and Equipment, Net	1,379,281	1,048,219

Intangible Assets
Goodwill	15,388,299	15,372,540
Other intangibles, Net	4,703,015	6,197,584
Other assets	295,606	267,179

Total Assets	$39,564,386	$38,297,050

Liabilities and Stockholders’ Equity
Current Liabilities
Accounts payable	$1,660,073	$1,371,492
Notes payable	51,352	20,768
Accrued expenses	3,021,634	3,111,614
Accrued acquisition costs	2,000,000	5,714,780
Deferred taxes	517,090	623,972
Obligations under capital leases	26,068	29,205
Billings in excess of related costs and estimated earnings on uncompleted contracts	4,435,667	3,673,435
Customer advances	3,578,790	4,774,112

Total Current Liabilities	15,290,674	19,319,378

Long Term Liabilities
Obligations under capital leases	124,529	7,790
Deferred taxes	892,898	1,093,254
Other liabilities	540,075	574,795

Total Long Term Liabilities	1,557,502	1,675,839

Total Liabilities	16,848,176	20,995,217

Stockholders’ Equity
Common stock, $.001 par value 35,000,000 shares authorized, 20,120,340 and 17,498,575 shares issued and outstanding respectively	20,120	17,499
Additional paid-in capital	30,168,492	23,720,213
Additional paid-in capital warrants	905,699	—
Accumulated deficit	(7,931,791)	(5,912,527)
Accumulated other comprehensive income	251,914	174,872

Less:	23,414,434	18,000,057
Treasury stock, at cost, 230,864 shares	(698,224)	(698,224)

Total Stockholders’ Equity	22,716,210	17,301,833

Total Liabilities and Stockholders’ Equity	$39,564,386	$38,297,050

See accompanying notes to the consolidated financial statements.

ENCORIUM GROUP, INC

CONSOLIDATED CONDENSED STATEMENTS OF OPERATIONS

(UNAUDITED)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2007	2006	2007	2006
Net revenue	$7,187,322	$3,652,152	$23,331,099	$9,245,698
Reimbursement revenue	1,068,931	705,060	3,547,889	1,474,763

Total Revenue	8,256,253	4,357,212	26,878,988	10,720,461

Operating Expenses
Direct	4,878,728	2,037,201	14,832,536	5,741,275
Reimbursement out-of-pocket expenses	1,068,931	705,060	3,547,889	1,474,763
Selling, general and administrative	3,212,726	973,902	9,153,198	2,934,520
Depreciation and amortization	623,354	79,358	1,865,130	262,180

Total Operating Expenses	9,783,739	3,795,521	29,398,753	10,412,738

Income (Loss) from Operations	(1,527,486)	561,691	(2,519,765)	307,723
Interest Income	78,379	82,844	213,593	232,152
Interest Expense	7,280	(1,264)	(19,055)	(4,401)

Net Interest Income	85,659	81,580	194,538	227,751

Net Income (Loss) before Income Taxes	(1,441,827)	643,271	(2,325,227)	535,474
Income Tax Benefit	(160,820)	—	(305,963)	—

Net Income (Loss)	$(1,281,007)	$643,271	$(2,019,264)	$535,474

Net Income (Loss) per Common Share
Basic	$(0.06)	$0.05	$(0.11)	$0.04
Diluted	$(0.06)	$0.05	$(0.11)	$0.04
Weighted Average Common and Common Equivalent Shares Outstanding
Basic	19,876,572	13,348,401	18,772,041	13,348,401
Diluted	19,876,572	13,522,743	18,772,041	13,438,001

See accompanying notes to the consolidated financial statements.

ENCORIUM GROUP, INC

CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS

(UNAUDITED)

	Nine Months Ended September 30,
	2007	2006
Operating Activities:
Net Income (Loss)	$(2,019,264)	$535,474
Adjustments to reconcile net income (loss) to net cash provided (used) by operating activities:
Depreciation and amortization	1,865,130	262,180
Share-based compensation expense	240,365	302,235
Changes in assets and liabilities;
Investigator advances	647,504	(567,985)
Accounts receivable	1,111,721	(1,584,409)
Prepaid expenses and other	(379,355)	(42,069)
Prepaid taxes	(6,320)	9,353
Costs and estimated earnings in excess of related billings on uncompleted contracts	(579,562)	(433,541)
Other Assets	(8,054)	—
Accounts payable	216,085	628,002
Accrued expenses	(293,465)	98,025
Other liabilities	(54,984)	(87,260)
Deferred taxes	(314,271)	—
Billings in excess of related costs and estimated earnings on uncompleted contracts	646,351	1,442,806
Customer advances	(1,323,915)	2,096,893

Net Cash (Used) Provided By Operating Activities	(252,034)	2,659,704

Investing Activities:
Remedium acquisition	(1,730,539)	(938,900)
Purchases of property and equipment	(564,427)	(88,620)

Net Cash Used By Investing Activities	(2,294,966)	(1,027,520)

Financing Activities:
Net payments under capital leases	(4,908)	(22,277)
Proceeds from stock issue and warrants	4,661,918	—
Proceeds from exercise of stock options	454,315	—
Net proceeds from short-term borrowings	27,118	—

Net Cash Provided (Used) By Financing Activities	5,138,443	(22,277)

Effect of Exchange Rate Changes on Cash and Cash Equivalents	181,972	(20,862)
Net Increase In Cash and Cash Equivalents	2,773,415	1,589,045
Cash and Cash Equivalents, Beginning of Period	5,533,093	7,104,081

Cash and Cash Equivalents, End of Period	$8,306,508	$8,693,126

See accompanying notes to the consolidated financial statements.

ENCORIUM GROUP, INC.

NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS

(UNAUDITED)

1.	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES:

Organization

Encorium Group, Inc. (the “Company”) (formally Covalent Group, Inc) is a Delaware corporation headquartered in Wayne, Pennsylvania with European operations based in Espoo, Finland.

The Company is a clinical research organization (“CRO”) that engages in the design and management of complex clinical trials for the pharmaceutical, biotechnology and medical device industries. The Company’s mission is to provide its clients with high quality, full-service support for their biopharmaceutical development programs. The Company offers therapeutic expertise, experienced team management and advanced technologies. The Company has clinical trials experience across a wide variety of therapeutic areas, such as cardiovascular, nephrology, endocrinology/metabolism, diabetes, neurology, oncology, immunology, vaccines, infectious diseases, gastroenterology, dermatology, hepatology, women’s health and respiratory medicine. The Company has the capacity and expertise to conduct clinical trials on a global basis.

Basis of Presentation

The accompanying unaudited financial statements for the three and nine months ended September 30, 2007 have been prepared in accordance with accounting principles generally accepted in the United States of America (“generally accepted accounting principles”) for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (primarily consisting of normal recurring adjustments) considered necessary for a fair presentation have been included. Operating results for the three months ended September 30, 2007 may not necessarily be indicative of the results that may be expected for other quarters or for the year ending December 31, 2007. For further information, refer to the financial statements and footnotes thereto included in our Annual Report on Form 10-K for the year ended December 31, 2006.

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

Consolidation

The consolidated financial statements for the three and nine months ended September 30, 2007 and 2006 include our accounts and the accounts of our wholly-owned subsidiaries. Intercompany transactions and balances have been eliminated in consolidation.

Investigator Advances

We received advance payments from several of our clients as part of certain long-term contracts, which included a separate cash account to be utilized for payment of investigator fees. As of September 30, 2007 and December 31, 2006, this cash amount was $653 thousand and $1.3 million, respectively. This amount is also included in customer advances in the accompanying balance sheets.

Accounts Receivable

Accounts receivable, net of an allowance for doubtful accounts, consists of customer billings pursuant to contractual terms related to work performed as of September 30, 2007. In general, amounts become billable upon the achievement of milestones or in accordance with predetermined payment schedules set forth in the contracts with our clients.

Our accounts receivable and costs and estimated earnings in excess of related billings on uncompleted contracts are concentrated with a number of companies within the pharmaceutical, biotechnology and medical device industries. The majority of this exposure is to large, well established firms. Credit losses have historically been minimal. As of September 30, 2007, the total of accounts receivable and costs and estimated earnings in excess of related billings on uncompleted contracts was $7.8 million. Of this amount, the exposure to our three largest clients was 47% of the total, with the three largest clients representing 17%, 17% and 13% of total exposure, respectively. As of December 31, 2006, the total of accounts receivable and costs and estimated earnings in excess of related billings on uncompleted contracts was $8 million. Of this amount, the exposure to our three largest clients was 52% of the total, with the three largest clients representing 35%, 9%, and 8% of total exposure, respectively.

Revenue Recognition

The majority of our net revenue is recognized from fixed price contracts on a proportional performance method based on assumptions regarding the estimated completion of the project. This method is used because management considers total costs incurred to be the best available measure of progress on these contracts.

Each month costs are accumulated on each project and compared to total estimated cost to complete to determine the degree of completion for that particular project. This determines the percentage of completion for the project. This percentage of completion is multiplied by the contract value to determine the amount of revenue to be recognized. As the work progresses, original estimates may be adjusted due to revisions in the scope of work or other factors and a contract modification may be negotiated with the customer to cover additional costs. Our accounting policy for recognizing revenue for changes in scope is to recognize revenue when the Company has reached agreement with the client, the services pursuant to the change in scope have been performed, the price has been set forth in the change of scope document and collectibility is reasonably assured based on our course of dealings with the client. We bear the risk of cost overruns on work performed absent a signed contract modification. Because of the inherent uncertainties in estimating costs, it is possible that the cost estimates used will change in the near term and may have a material adverse impact on our financial performance.

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

As is customary in the industry, we will continue to exclude from revenue and expense in the Consolidated Statements of Operations fees paid to investigators and the associated reimbursement since we acts as an agent on behalf of the pharmaceutical company sponsors with regard to investigator payments, in accordance with the Financial Accounting Standards Board Emerging Issues Task Force Rule No. 99-19 (“EITF 99-19”), “Reporting Revenue Gross as a Principal versus Net as an Agent”. These investigator fees are not reflected in our Net Revenue, Reimbursement Revenue, Reimbursement Out-of-Pocket Expenses, and/or Direct Expenses. The amounts of these investigator fees were $429 thousand and $3.1 million for the three and nine months ended September 30, 2007. For the three and nine months ended September 30, 2006, investigator fees were $1.3 million and $1.5 million, respectively.

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

Goodwill and Intangible Assets

The Company follows the provisions of SFAS No. 141, “Business Combinations,” and SFAS No. 142, “Goodwill and Other Intangible Assets,” applicable to business combinations. In accordance with these standards, goodwill acquired in connection with the acquisition of Remedium was not amortized. However, the identifiable intangible assets acquired in connection with the acquisition of Remedium will be amortized over their useful lives. Under SFAS No. 142, goodwill is subject to impairment testing annually or whenever events or changes in circumstances indicate that the carrying amount may not be fully recoverable. If carrying value exceeds current fair value, then goodwill is considered impaired and is reduced to fair value via a charge to earnings. The identifiable intangibles acquired in connection with the acquisition of Remedium are also subject to impairment testing under SFAS No. 142, whenever events or changes in circumstances indicate that the carrying amount may not be fully recoverable. Should the value of goodwill or one or more of the identifiable intangibles become impaired, our consolidated earnings and net worth may be materially and adversely affected. In addition, impairment testing involves the use of accounting estimates and assumptions, changes in which could materially impact our financial condition or operating performance if actual results differ from such estimates and assumptions. The Company performs an annual test for impairment of goodwill during the fourth quarter of each year. As of September 30, 2007, we had goodwill of approximately $15.4 million and intangibles, net of amortization, of approximately $4.7 resulting from the acquisition of Remedium on November 1, 2006.

Reclassifications

The Company reclassified $11,725 of realized foreign exchange losses that were incurred for the first six months ended June 30, 2007 from interest expense to SG&A on its Consolidated Condensed Statements of Operations for the three months ended September 30, 2007.

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

Earnings per share is calculated in accordance with SFAS No. 128, “Earnings Per Share”. Basic earnings per share is computed by dividing net income for the period by the weighted average number of common shares outstanding during the period. Diluted earnings per share is computed by dividing net income by the weighted average number of common shares plus the dilutive effect of outstanding stock options under our equity incentive plans. Stock options outstanding not included in the table below because of their anti-dilutive effect for the three and nine months ended September 30, 2007 were 140,716 and 299,745, respectively. Stock options outstanding not included in the table below because of their ant-dilutive effect for the nine months ended September 30, 2006 were 304,500 and 370,800, respectively.

The net income (loss) and weighted average common and common equivalent shares outstanding for purposes of calculating net income (loss) per common share were computed as follows:

Net Income (Loss) Per common share & common Equivalent Share

	Three months ended September 30,		Nine months ended September 30,
	2007	2006	2007	2006
Net Income (Loss)	$(1,281,007)	$643,271	$(2,019,264)	$535,474

Weighted average number of common shares outstanding used in computing basic earnings per share	19,876,572	13,348,401	18,772,041	13,348,401
Dilutive effect of stock options outstanding	—	174,342	—	89,600
Weighted average shares used in computing diluted earnings per share	19,876,572	13,522,743	18,772,041	13,438,001

Basic earnings (loss) per share	$(0.06)	$0.05	$(0.11)	$0.04
Diluted earnings (loss) per share	$(0.06)	$0.05	$(0.11)	$0.04

4.	COMPREHENSIVE INCOME

A reconciliation of comprehensive income (loss) in accordance with SFAS No. 130, “Reporting Comprehensive Income” is as follows:

	Three Months ended September 30,		Nine Months ended September 30,
	2007	2006	2007	2006
Net income (loss)	$(1,281,007)	$643,271	$(2,019,264)	$535,474

Foreign currency translation adjustment	4,843	(9,404)	77,042	(20,862)

Comprehensive income (loss)	$(1,276,164)	$633,867	$(1,942,222)	$514,612

5.	SEGMENT INFORMATION

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

The following table summarizes the distribution of net revenue and contracts with significant clients:

	Three Months Ended September 30,				Nine Months Ended September 30,
	2007		2006		2007		2006
	Percentage of Revenues	Number of Contracts	Percentage of Revenues	Number of Contracts	Percentage of Revenues	Number of Contracts	Percentage of Revenues	Number of Contracts
Client A	16%	2	35%	8	15%	2	23%	8
Client B	10%	5	22%	1	12%	5	22%	2
Client C	6%	3	11%	1	13%	9	12%	1
Client D	0%	—	7%	3	0%	—	11%	3

Top Clients	32%	10	75%	13	40%	16	68%	14

Client A, B, C and D and in the table above represent the largest clients for each period, but do not represent the same client for each year shown. We have no other customers that comprise 10% of our net revenues.

The following table summarizes the distribution of net revenues from external clients by geographical region for the three and nine months ended September 30, 2007 and September 30, 2006.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2007	2006	2007	2006
U.S.	$2,358,031	$3,572,903	$9,385,339	$8,948,430
Finland	3,841,653	—	10,842,167	—
Rest of Europe	987,638	79,249	3,103,593	297,268

Total	$7,187,322	$3,652,152	$23,331,099	$9,245,698

The following table summarizes the distribution of the Company’s long lived assets by geographical region as of September 30, 2007 and 2006.

	As of September 30,
	2007	2006
U.S.	$1,083,137	$720,535
Europe	20,387,458	3,094

Total	$21,470,595	$723,629

The Company’s long lived assets primarily consist of property and equipment, goodwill and other intangible assets.

6.	OTHER LIABILITIES

As of January 1, 2003, the Company increased by approximately 12,700 to 34,000 the amount of square feet under lease in the same building of its US Headquarters. The term of the lease was also extended to 2009 and monthly lease payments increased from $50 thousand to $72 thousand. As an incentive for the Company to acquire the additional space, the lessor granted the Company $814 thousand in lease incentives that were used to pay for architectural fees, renovations and improvement costs for the new space. The lease incentives were capitalized as if the Company incurred the costs to make the improvements and are included in Property and Equipment. These assets and the related liability are amortized over the remaining life of the lease at a rate of approximately $116 thousand per year as an additional amortization expense and a reduction in rent expense, respectively. The accounting for these lease incentives has no impact on net income, stockholders’ equity or cash flow.

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

In the third quarter ended September 30, 2007, SFAS No. 123R resulted in incremental stock-based compensation expense of $67 thousand, or $0.00 on a basic and diluted earning per share basis. For the nine months ending September 30, 2007, the adoption of SFAS No. 123R resulted in incremental stock-based compensation expense of $240 thousand or $0.01 on a basic and diluted earning per share basis. The compensation expense associated with SFAS No. 123R did not have a net impact on cash flows from operating, investing or financing activities. A deduction is not allowed for income tax purposes until the options are exercised. The amount of the income tax deduction will be the difference between the fair value of the Company’s common stock and the exercise price at the date of exercise. The tax effect of the income tax deduction in excess of the financial statement expense will be recorded as an increase in additional paid-in-capital. Accordingly, SFAS No. 123R requires the recognition of a deferred tax asset for the tax effect of the financial statement expense recorded. However, due to our recent loss history, and uncertainty regarding the realization of deferred tax assets, deferred tax assets have been fully reserved as of September 30, 2007. The net operating losses incurred to date by the Company are being carried forward and may be applied against future taxable income subject to certain limitations set forth in Section 382 of the Internal Revenue Code.

The Company has issued stock options to employees under share-based compensation plans. Stock options issued prior to January 1, 2007 were issued at the closing market price on the date of the grant, subject to a 3-year vesting period with a contractual term of 5 years. Stock options issued after January 1, 2007 were issued at the closing market price on the date of grant, subject to a 3-year vesting period with a contractual term of 10 years. The fair value of each stock option is estimated on the date of grant using the Black-Scholes option pricing model that uses the assumptions noted in the following table. Expected volatility is based on historical volatility of our common stock. We use historical data on exercises of stock options and other factors to estimate the expected life of the share-based payments granted. For options granted prior to January 1, 2006, we determined the expected life to be 5 years, and an expected life of 4 years for any options granted between January 1, 2006 and December 31, 2006. For options issued subsequent to January 1, 2007, we determined the expected life to be 7 years due to the adoption of a new stock option plan under which these shares were issued. The risk free rate is based on the U.S. Treasury bond rate commensurate with the expected life of the option.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2007	2006	2007	2006
Risk-free interest rate	4.45%	4.53% - 5.16%	4.45% - 4.81%	4.53% - 5.16%
Expected dividend yield	—	—	—	—
Expected life	7 years	4 years	7 years	4 years
Expected volatility	61.97%	57.30%	63.60%	58.01%
Forfeiture rate	15.00%	15.68%	15.00%	15.68%

A summary of award activity under the stock option plans as of September 30, 2007 and changes during the three month period is presented below:

	Number of Shares	Weighted Average Exercise Price per Share	Intrinsic Value
Options outstanding at December 31, 2006	1,130,550	$2.53	$3,142,929
Granted	72,500	5.07	(163,125)
Exercised	(72,500)	2.95	9,425
Canceled	(24,000)	3.05	5,520

Options outstanding at March 31, 2007	1,106,550	$2.65	$188,114
Granted	9,000	3.69	(7,830)
Exercised	(39,200)	2.45	(14,504)
Canceled	(13,333)	3.96	15,200

Options outstanding at June 30, 2007	1,063,017	$2.65	$180,713
Granted	10,000	2.85	(300)
Exercised	(7,000)	2.31	(3,570)
Canceled	(47,250)	3.11	13,703

Options outstanding at September 30, 2007	1,018,767	$2.65	$173,190

Vested options outstanding at:
September 30, 2007	660,019	$2.49	$217,806
Options expected to vest at
September 30, 2007	304,936	$2.90	$(24,395)

Approximately 289,580 options, net of forfeitures, of the 304,936 options expected to vest as of September 30, 2007 will vest within the next year.

A summary of stock options expected to vest in the next twelve months is as follows:

Options Expected To Vest Within 1 Year
Range of Exercise Prices	Number of Shares Expected to Vest	Weighted Average Remaining Contractual Life in Years	Weighted Average Exercise Price Per Share
$2.00 - $2.50	253,581	2.75	2.25
2.51 - 3.00	7,000	6.65	2.85
3.01 - 3.50	1,833	4.01	3.13
3.51 - 4.00	11,333	9.51	3.73
4.01 - 4.50	2,500	9.42	4.10
$6.00 - 6.10	13,333	9.32	6.08

	289,580	3.48	2.52

As of September 30, 2007, there was $374 thousand of total unrecognized compensation cost related to unvested share-based compensation awards granted under the stock option plans. That cost is expected to be recognized over a weighted-average period of 2.07 years.

Based upon the above assumptions, the weighted average fair value of the stock options granted for the three months ended September 30, 2007 and 2006 was $1.85 and $1.46, respectively. Based upon the above assumptions, the weighted average fair value of the stock options granted for the nine months ended September 30, 2007 and 2006 was $3.11 and $1.22, respectively.

The Company has a policy of issuing new shares to satisfy share option exercises.

8.	SUPPLEMENTAL CASH FLOW INFORMATION

No significant income tax payments were required for the nine months ended September 30, 2007 and 2006, respectively. Cash paid for interest for the nine months ended September 30, 2007 and 2006 was approximately $19 thousand and $4 thousand, respectively. In August 2007, we entered into a lease agreement for several pieces of office equipment that is being accounted for as a capital lease. The present value of capital lease obligation and the corresponding asset value of the equipment acquired was $150,597. We did not enter into any capital lease obligations during the three and nine months ended September 30, 2006. The Company issued shares of its Common Stock with a value of $2 million to the Remedium stockholders as additional consideration upon the attainment of certain revenue targets described in the Amended Agreement on March 27, 2007 (See Note 9).

9.	ACQUISITION OF REMEDIUM OY

On November 1, 2006, Encorium Group, Inc. acquired Remedium Oy, a corporation organized under the laws of Finland (“Remedium”), in which the Company purchased all of the issued and outstanding shares of capital stock of Remedium (the “Shares”) pursuant to the Amended and Restated Combination Agreement dated July 6, 2006 (the “Amended Agreement”).

The consideration paid at closing to Remedium’s stockholders (the “Stockholders”) for the Shares consisted of (i) shares of Common Stock of the Company with a value of $11 million; and (ii) $2.5 million in cash. An additional cash payment of $1.5 million was paid to the Stockholders on March 30, 2007. Subject to certain purchase price adjustments, on the first anniversary of the closing of the Amended Agreement, the Company will issue to the Stockholders additional shares of Common Stock of the Company with a value of $2 million. The Company determined it is likely it will issue the additional shares of its Common Stock with a value of $2 million (i.e. 706,714 shares) on the anniversary of the Closing. Additional consideration of shares Common Stock of the Company with a value of $2 million was paid to the Remedium stockholders upon the attainment of certain revenue targets described in the Amended Agreement on March 27, 2007. This additional consideration was already included in our purchase price allocation.

Unaudited pro forma results of operations resulting from the acquisition of Remedium Oy would have been as follows for the three and nine months ended September 30, 2007 and 2006 if the business combination has occurred on January 1, 2006.

	Three Months Ended September 30, 2006	Nine Months Ended September 30, 2006

Net Revenue (1)	$6,785,393	$17,905,665
Net Loss	$544,794	$(44,929)
Loss per share - basic	$0.04	$(0.00)
Loss per share - diluted	$0.04	$(0.00)

(1)	Excludes reimbursement revenue

10.	GOODWILL AND OTHER INTANGIBLES

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

The Company also acquired $6.5 million of identifiable intangible assets in connection with the Remedium acquisition. Of the $6.5 million of acquired intangible assets, $3.9 million was attributed to customer relationships, $2.6 million was attributable to backlog and $53 thousand was attributable to a non-compete agreement. All of these intangibles are subject to amortization on a straight-line basis. The estimated useful lives for customer relationships, backlog and non-compete agreement are 16 years, 18 months and 4 years, respectively. Amortization expense was $1.5 million for the nine months ended September 30, 2007. As of September 30, 2007, the estimated amortization of intangibles expense to be recorded in future periods is as follows:

2007	$498,190
2008	834,410
2009	255,236
2010	253,009
2011	241,874

11.	INCOME TAXES

FIN 48

The Company adopted the provisions of FIN 48 on January 1, 2007. The implementation of FIN 48 did not result in any adjustment to the Company’s beginning tax positions. The impact of the Company’s reassessment of its tax positions in accordance with FIN 48 had no material effect on the results of operations, financial condition or liquidity for the three and nine months ended September 30, 2007. The Company has unrecognized United States federal and state net operating loss carryforwards of approximately $1,361,000 and $5,624,000, for the year ended December 31, 2006. These unrecognized United States federal and state net operating loss carryforwards have significantly increased due to the losses incurred to date during 2007. In addition, future changes to the unrecognized tax benefit, will have no impact on the effective tax rate due to the existence of the valuation allowance.

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

General

The information set forth and discussed below for the three and nine months ended September 30, 2007 and 2006 is derived from the Consolidated Condensed Financial Statements included elsewhere herein. The financial information set forth and discussed below is unaudited but, in the opinion of management, reflects all adjustments (primarily consisting of normal recurring adjustments) necessary for a fair presentation of such information. The results of our operations for a particular quarter may not be indicative of results expected during the other quarters or for the entire year.

Our quarterly results can fluctuate as a result of a number of factors, including our success in attracting new business, the size and duration of clinical trials, the timing of client decisions to conduct new clinical trials or to cancel or delay ongoing trials, changes in cost estimates to complete ongoing trials, and other factors, many of which are beyond our control.

Net revenue is derived principally from the design, management and monitoring of clinical research studies. Clinical research service contracts generally have terms ranging from several months to several years. A portion of the contract fee is generally payable upon execution of the contract, with the balance payable in installments over the life of the contract. The majority of our net revenue is recognized from fixed-price contracts on a proportional performance basis. To measure the performance, we compare actual direct costs incurred to estimated total contract direct costs, which we believe is the best indicator of the performance of the contract obligations as the costs relate to the labor hours incurred to perform the service. Total direct costs are incurred for each contract and compared to estimated total direct costs for each contract to determine the percentage of the contract that is completed. This percentage is multiplied by the total contract value to determine the amount of net revenue recognized.

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

Our backlog was approximately $36.8 million as of September 30, 2007 as compared to $29.1 million as of September 30, 2006. Our backlog consists of anticipated net revenue from signed contracts, letters of intent and certain verbal commitments that either have not started but are anticipated to begin in the near future or are in process and have not yet been completed. Many of our studies and projects are performed over an extended period of time, which may be several years. Amounts included in backlog have not yet been recognized as net revenue in our Consolidated Statements of Operations. Once contracted work begins, net revenue is recognized over the life of the contract on a proportional performance basis. The recognition of net revenue and contract terminations, if any, reduces our backlog while the awarding of new business increases our backlog. For the nine months ended September 30, 2007, we obtained approximately $22.5 million of new business awards as compared to approximately $17.2 million for the nine months ended September 30, 2006.

We believe that our backlog as of any date may not necessarily be a meaningful predictor of future results because backlog can be affected by a number of factors including the size and duration of contracts, many of which are performed over several years. Additionally, contracts relating to our clinical trial business may be subject to early termination by the client or delay for many reasons, as described above. Also, the scope of a contract can change during the course of a study. For these reasons, we might not be able to fully realize our entire backlog as net revenue. Accordingly, our backlog may not be indicative of future results.

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

Percentage of net revenue, excluding reimbursable out-of-pocket expenses:

	Three months ended September 30,		Nine Months Ended September 30,
	2007	2006	2007	2006
Net revenue	100.0%	100.0%	100.0%	100.0%
Operating Expenses
Direct	67.9%	55.8%	63.6%	62.1%
Selling, general and administrative	44.7%	26.6%	39.2%	31.8%
Depreciation and amortization	8.7%	2.2%	8.0%	2.8%
Income (Loss) from Operations	(21.3)%	15.4%	(10.8)%	3.3%
Net Income (Loss)	(17.8)%	17.6%	(8.7)%	5.8%

Contractual Obligations and Commitments

In August 2007, we entered into a lease agreement for several pieces of office equipment that is being accounted for as a capital lease. The present value of capital lease obligation and the corresponding asset value of the equipment acquired was $150,597. We did not enter into any capital lease obligations during the three and nine months ended September 30, 2006. We are committed under a number of non-cancelable operating leases, primarily related to office space and other office equipment.

Below is a summary of our future payment commitments by year under contractual obligations. Actual amounts paid under these agreements could be higher or lower than the amounts shown below as a result of changes in volume and other variables:

	2007	2008	2009	Thereafter	Total
Obligations under capital leases	$8,946	$35,784	$35,784	$98,406	$178,920
Operating leases	988,604	2,306,013	1,454,493	162,200	4,911,310
Employment agreements	68,750	275,000	229,167	—	572,917
Service agreements	190,081	51,273	19,032	19,431	279,817

Total	$1,256,381	$2,668,070	$1,738,476	$280,037	$5,942,964

In 2007, we anticipate capital expenditures of approximately $700,000 for leasehold improvements, software applications, workstations, personal computer equipment and related assets. There have been no material changes to the above data since December 31, 2006.

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

Each month costs are accumulated on each project and compared to total estimated cost to complete to determine the degree of completion for that particular project. This determines the percentage of completion for the project. This percentage of completion is multiplied by the contract value to determine the amount of revenue to be recognized. As the work progresses, original estimates may be adjusted due to revisions in the scope of work or other factors and a contract modification may be negotiated with the customer to cover additional costs. Our accounting policy for recognizing revenue for changes in scope is to recognize revenue when the Company has reached agreement with the client, the services pursuant to the change in scope have been performed, the price has been set forth in the change of scope document and collectibility is reasonably assured based on our course of dealings with the client. We bear the risk of cost overruns on work performed absent a signed contract modification. Because of the inherent uncertainties in estimating costs, it is possible that the cost estimates used will change in the near term and may have a material adverse impact on our financial performance.

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

As is customary in the industry, we will continue to exclude from revenue and expense in the Consolidated Statements of Operations fees paid to investigators and the associated reimbursement since we act as an agent on behalf of the pharmaceutical company sponsors with regard to investigator payments, in accordance with the Financial Accounting Standards Board Emerging Issues Task Force Rule No. 99-19 (“EITF 99-19”), “Reporting Revenue Gross as a Principal versus Net as an Agent”. These investigator fees are not reflected in our Net Revenue, Reimbursement Revenue, Reimbursement Out-of-Pocket Expenses, and/or Direct Expenses. The amounts of these investigator fees were $429 thousand and $3.1 million for the three and nine months ended September 30, 2007. For the three and nine months ended September 30, 2006, investigator fees were $1.3 million and $1.5 million, respectively.

Goodwill and Intangible Assets

The Company follows the provisions of SFAS No. 141, “Business Combinations,” and SFAS No. 142, “Goodwill and Other Intangible Assets,” applicable to business combinations. In accordance with these standards, goodwill acquired in connection with the acquisition of Remedium was not amortized. However, the identifiable intangible assets acquired in connection with the acquisition of Remedium will be amortized over their useful lives. Under SFAS No. 142, goodwill is subject to impairment testing annually or whenever events or changes in circumstances indicate that the carrying amount may not be fully recoverable. If carrying value exceeds current fair value, then goodwill is considered impaired and is reduced to fair value via a charge to earnings. The identifiable intangibles acquired in connection with the acquisition of Remedium are also subject to impairment testing under SFAS No. 142, whenever events or changes in circumstances indicate that the carrying amount may not be fully recoverable. Should the value of goodwill or one or more of the identifiable intangibles become impaired, our consolidated earnings and net worth may be materially and adversely affected. In addition, impairment testing involves the use of accounting estimates and assumptions, changes in which could materially impact our financial condition or operating performance if actual results differ from such estimates and assumptions. As of September 30, 2007, we had goodwill of approximately $15.4 million and intangibles, net of amortization, of approximately $4.7 million resulting from the acquisition of Remedium on November 1, 2006.

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

We expect the estimated share-based compensation expense relating to SFAS No. 123R for the twelve months ended December 31, 2007 to decrease by $89 thousand. The Company recognized stock-based compensation expense of $67 thousand and $240 thousand for the three and nine months ended September 30, 2007, or $0.01 on a basic and diluted earning per share basis.

Results of Operations

Three Months Ended September 30, 2007 Compared With Three Months Ended September 30, 2006

Net revenue for the three months ended September 30, 2007 increased 95% to $7.2 million as compared to $3.7 million for the three months ended September 30, 2006, primarily due to the acquisition of Remedium. Revenues generated by Remedium in Europe during the third quarter totaled $4.8 million, whereas revenues generated in the United States totaled $2.4 million. The decrease in net revenues in the U.S. was primarily due to a decrease in the number of contracts and related contract values of active clinical studies being conducted by the Company in the United States during the third quarter of 2007 compared to the same prior year period. There were $4 million of announced new business awards for the three months ended September 30, 2007 compared to $6.6 million for the three months ended September 30, 2006. For the three months ended September 30, 2007, net revenue from our largest clients amounted to 32% of our net revenue, with the largest clients representing 16%, 10%, and 6% of net revenue, respectively. For the three months ended September 30, 2006, net revenue from our largest clients amounted to 75% of our net revenue, with the largest clients representing 35%, 22%,11% and 7% of net revenue, respectively.

Reimbursement revenue consisted of reimbursable out-of-pocket expenses incurred on behalf of our clients. Reimbursements are made at cost, without mark-up or profit, and therefore have no impact on net income.

Direct expenses included compensation and other expenses directly related to conducting clinical studies. These costs increased by approximately $2.9 million to $4.9 million for the three months ended September 30, 2007 from $2.0 million for the three months ended September 30, 2006. The increase in direct expenses resulted principally from the acquisition of Remedium which totaled $2.9 million. Direct expenses in the United States totaled $2.0 million. Direct expenses as a percentage of net revenue were 68% for the three months ended September 30, 2007 as compared to 56% for the three months ended September 30, 2006. The increase in direct expenses as a percentage of net revenues was principally due to decreased utilization of our personnel on clinical study activities and a decrease in the number of active clinical studies conducted in the United States for the three months ended September 30, 2007 compared with the same prior year period.

Selling, general, and administrative expenses (“SG&A”) includes the salaries, wages and benefits of all administrative, financial and business development personnel and all other support expenses not directly related to specific contracts. These costs increased by approximately $2.2 million to $3.2 million for the three months ended September 30, 2007 from $1.0 million for the three months ended September 30, 2006. The increase in SG&A expenses resulted principally from the acquisition of Remedium which totaled $1.6 million. SG&A expenses in the United States totaled $1.6 million. As a percentage of revenues, SG&A expenses increased by 18.1% for the three months ended September 30, 2007 compared with the prior year period. The increase in SG&A expense as a percentage of revenues was primarily attributable to an increase in business development and marketing expenses incurred for the three months ended September 30, 2007 compared with the same prior year period as well as the decline in revenues in the United States compared to the comparable prior year period.

Depreciation and amortization expense increased to $623 thousand for the three months ended September 30, 2007 from $79 thousand for the three months ended September 30, 2006, primarily as a result of amortization of intangibles related to the Remedium acquisition.

Loss from operations increased by $2.1 million to $1.5 million for the three months ended September 30, 2007 as compared to income of $562 thousand from operations for the three months ended September 30, 2006, primarily for the reasons noted in the preceding paragraphs.

Net interest income for the three months ended September 30, 2007 was $86 thousand, which remained relatively unchanged compared to net interest income of $82 thousand for the three months ended September 30, 2006.

The income tax benefit of $161 thousand principally related to the reversal of a portion of the deferred tax liability that was established for the difference between the assigned value of the intangible assets acquired and the tax basis of the intangible assets acquired in the Remedium acquisition. There was no income tax provision for the prior period due to previously incurred losses. In the United States, the Company is in a net operating loss carry forward position. However, due to our recent loss history, and uncertainty regarding the realization of deferred tax assets, these deferred tax assets have been fully reserved as of September 30, 2007.

Net loss for the three months ended September 30, 2007 was $1.28 million, or $(0.06) per diluted share, as compared to a net income of $643 thousand, or $0.05 per diluted share for the three months ended September 30, 2006.

Nine months Ended September 30, 2007 Compared With the Nine months Ended September 30, 2006

Net revenue for the nine months ended September 30, 2007 increased 165% to $23.3 million as compared to $9.2 million for the nine months ended September 30, 2006 primarily due to the acquisition of Remedium. Revenues generated by Remedium during the nine month period totaled $13.8 million, whereas revenues generated in the United States totaled $9.5 million versus $9.2 million for the comparable prior year period. The increase in net revenues in the United States resulted from an increase in the number of clinical trial studies being conducted by the Company during this period compared to the prior year period. There were $22.6 million of announced new business awards for the nine months ended September 30, 2007 compared to $17.2 million compared to the same prior year period. For the nine months ended September 30, 2007, net revenue from our largest clients amounted to 40% of our net revenue with the largest clients representing 15%, 13% and 12% of net revenue, respectively. For the nine months ended September 30, 2006, net revenue from our largest clients amounted to 68% of our net revenue, with the largest clients representing 23%, 22%, 12%, and 11% of net revenue, respectively.

Reimbursement revenue consisted of reimbursable out-of -pocket expenses incurred on behalf of our clients. Reimbursements are made at cost, without mark-up or profit and therefore have no impact on net income.

Direct expenses included compensation or other expenses directly related to conducting clinical studies. These costs increased by approximately $9.1 million to $14.8 million for the nine months ended September 30, 2007 from $5.7 million for the nine months ended September 30, 2006. The increase in direct expenses resulted principally from the acquisition of Remedium which totaled $8.4 million. Direct expenses in the United States totaled $6.4 million compared with $5.7 million for the comparable prior year period. The increase in direct expenses in the United States was due to the hiring of additional staff during the last nine months of 2006 to handle the increasing number of clinical studies being conducted by the Company. Direct expenses as a percentage of net revenue were 63.5% for the nine months ended September 30, 2007 as compared to 62.2% for the nine months ended September 30, 2006. The increase in direct expenses as a percentage of net revenue was principally due to decreased utilization of our clinical trial personnel compared with the same period last year.

Selling, general and administrative expenses (“SG&A”) includes the salaries, wages and benefits of all administrative, financial and business development personnel and all other support expenses not directly related to specific contracts. These costs increased by approximately $6.2 million for the nine months ended September 30, 2007 to $9.1 million from $2.9 million for the nine months ended September 30, 2006. The increase in SG&A resulted principally from increased SG&A expenses incurred by Remedium’s operations in Europe which totaled $4.7 million. SG&A in the United States totaled $4.4 million compared with $2.9 million for the comparable prior year period. The increase in SG&A in the United States was principally due to increases in business development and marketing activities as the Company increased its global business development and marketing activities.

Depreciation and amortization expense increased to $1.9 million for the nine months ended September 30, 2007 from $262 thousand for the nine months ended September 30, 2006 primarily as a result of the amortization of intangibles acquired in the Remedium acquisition.

Loss from operations increased by $2.8 million thousand to $2.5 million from $307 thousand for the nine months ended September 30, 2006 primarily for the reasons noted in the preceding paragraphs.

Net interest income for the nine months ended September 30, 2007 was $194 thousand compared to $228 thousand for the nine months ended September 30, 2006 due to a decrease in the amount of overall cash on hand for the majority of the nine month period ended September 30, 2007 and an increase in interest expense.

The income tax benefit of $306 related to the reversal of a portion of the deferred tax liability that was established for the difference between the assigned value of the intangible assets acquired and the tax basis of the intangible assets acquired in the Remedium acquisition. There was no income tax provision in the prior year nine month period due to losses incurred during the period. In the United States, the Company is in a net operating loss carryforward position. However, due its recent loss history and uncertainty regarding the realization of deferred tax assets, these deferred tax assets have been fully reserved as of September 30, 2007.

Net loss for the nine months ended September 30, 2007 was $2 million, or $(0.11) per diluted share as compared to a net income of $535 thousand or $0.04 per diluted share for the nine months ended September 30, 2006.

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

Our contracts usually require a portion of the contract amount to be paid at the time the contract is initiated. Additional payments are generally made upon completion of negotiated performance milestones, or on a regularly scheduled basis, throughout the life of the contract. Accordingly, cash receipts do not necessarily correspond to costs incurred and revenue recognized. For terminated studies, our contracts frequently entitle us to receive the costs of winding down the terminated project, as well as all fees earned by us up to the time of termination. In addition, a client’s decision to terminate a trial will cause us to return all unearned cash advances we may have received during the trial.

Net revenue is recognized on a proportional performance basis. We typically receive a low volume of large-dollar receipts. As a result, the number of days net revenue outstanding in accounts receivable, costs and estimated earnings in excess of related billings, customer advances, and billings in excess of related costs will fluctuate due to the timing and size of billings and cash receipts. At September 30, 2007, the net days revenue outstanding was (32) days compared to (37) days at December 31, 2006. This change was primarily due to unfavorable trends in our billing schedules as well as upfront payments received on recently signed contracts. Compared to December 31, 2006, accounts receivable decreased $777 thousand to $5.8 million at September 30, 2007, as our collections were in excess of our billings.

Compared to December 31, 2006, costs and estimated earnings in excess of related billings on uncompleted contracts increased by $600 thousand to $2 million at September 30, 2007. The increase primarily represents timing differences between the net revenue recognized on the trials being managed and the billing of milestones or payment schedules contained in the contracts with our clients. The balance at September 30, 2007 primarily consisted of 3 clinical trials. The top three balances constituted 28%, 24% and 10% of the balance. This balance is mostly attributable to a delay in the timing of billings compared to when the work was performed. The $762 thousand increase in the liability account, billings in excess of related costs and estimated earnings on uncompleted contracts, to $4.4 million as of September 30, 2007 from $3.7 million as of December 31, 2006, resulted primarily from the signing of several contracts which included large up front payments. Customer advances decreased by approximately $1.2 million to $3.6 million as of September 30, 2007 from $4.8 million as of December 31, 2006. This decrease resulted primarily from the return to a former client of cash advances previously made on a canceled contract.

Our net cash used by operating activities was $252 thousand for the nine months ended September 30, 2007, compared to net cash provided by operating activities of $2.7 million for the nine months ended September 30, 2006. The $2.9 million decrease is primarily related to increases in billings in excess of related costs and margin on uncompleted contracts and decreases in customer advances and accounts payable for the nine months ended September 30, 2007 as compared to the same prior year period. Net cash used by investing activities for the nine months ended September 30, 2007 was $2.4 million principally as a result of costs associated with the Remedium acquisition, which have been capitalized and presented on the balance sheet as goodwill. This transaction closed on November 1, 2006. This compares to net cash used by investing activities of $1.0 million for the nine months ended September 30, 2006, which consisted principally of costs associated with the Remedium acquisition. Net cash provided by financing activities was $5.3 million principally due to the sale of 1,748,252 shares of common stock in a private placement at a price of $2.86 per share less applicable fees and expenses. The Company also received $454 thousand from the exercise of employee stock options.

As a result of these cash flows, our cash and cash equivalents balance at September 30, 2007 was $8.3 million as compared to $5.5 million at December 31, 2006.

We purchased approximately $564 thousand of equipment for nine months ended September 30, 2007. We anticipate capital expenditures of approximately $100,000—$150,000 during the remainder of 2007, primarily for leasehold improvements, software applications, workstations, personal computer equipment and related assets.

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

Market Risk

The fair value of cash and cash equivalents, investigator payment advances, accounts receivable, costs and estimated earnings in excess of related billings on uncompleted contracts, accounts payable, accrued expenses and billings in excess of related costs and estimated earnings on uncompleted contracts are not materially different than their carrying amounts as reported at September 30, 2006 and September 30, 2007.

As of September 30, 2007, the Company was not a counterparty to any forward foreign exchange contracts or any other transaction involving a derivative financial instrument.

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

Our management, including our principal executive and principal financial officers, has evaluated any changes in our internal control over financial reporting that occurred during the quarter ended September 30, 2007, and has concluded that there was no change that occurred during the quarter ended September 30, 2007 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

ENCORIUM GROUP, INC.

Dated: November 14, 2007	By:	/s/ Kenneth M. Borow, M.D.
Kenneth M. Borow, M.D.
President and Chief Executive Officer

Dated: November 14, 2007	By:	/s/ Lawrence R. Hoffman
Lawrence R. Hoffman
Executive Vice President, General Counsel, Secretary and Chief Financial Officer

S-1