Form 10-K
period 2007-12-31
ENCORIUM GROUP INC
filed 2008-03-28
CIK 856569

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2007.

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

Yes  ☐    No  ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Exchange Act.

Yes  ☐    No  ☒

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

Yes  ☒    No  ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form10-K.  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company. See the definitions of “large accelerated filer”, “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐	Accelerated filer ☐

Non-accelerated filer ☐	Smaller reporting company ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes  ☐    No  ☒

As of March 3, 2008, the aggregate market value of the registrant’s common stock held by non-affiliates of the registrant was $44.8 million based on the closing sale price as reported on the National Association of Securities Dealers Automated Quotation System Market System.

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at March 3, 2008
Common Stock, $.001 par value per share	20,834,004

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the proxy statement of Encorium Group, Inc. with respect to the 2008 Annual Meeting of Stockholders are incorporated by reference into Part III of this report

ENCORIUM GROUP, INC.

FORM 10-K ANNUAL REPORT

i

In this discussion, the terms “Company,” “we,” “us” and “our” refer to Encorium Group, Inc. (formerly Covalent Group, Inc.) and our consolidated subsidiaries, except where it is made clear otherwise.

FORWARD LOOKING STATEMENTS

When used in this Report on Form 10-K and in other public statements, both oral and written, by the Company and Company officers, the words “estimate,” “project,” “expect,” “intend,” “believe,” “anticipate” and similar expressions are intended to identify forward-looking statements regarding events and trends that may affect our future operating results and financial position. Such statements are subject to risks and uncertainties that could cause our actual results and financial position to differ materially. Such factors include, among others: (i) our success in attracting new business and retaining existing clients and projects; (ii) the size, duration and timing of clinical trials we are currently managing may change unexpectedly; (iii) the termination, delay or cancellation of clinical trials we are currently managing could cause revenues and cash-on-hand to decline unexpectedly; (iv) the timing difference between our receipt of contract milestone or scheduled payments and our incurring costs to manage these trials; (v) outsourcing trends in the pharmaceutical, biotechnology and medical device industries; (vi) the ability to maintain profit margins in a competitive marketplace; (vii) our ability to attract and retain qualified personnel; (viii) the sensitivity of our business to general economic conditions; (ix) other economic, competitive, governmental and technological factors affecting our operations, markets, products, services and prices; (x) announced awards received from existing and potential customers are not definitive until fully negotiated contracts are executed by the parties; (xi) our backlog may not be indicative of future results and may not generate the revenues expected; (xii) our ability to successfully integrate the business of Remedium Oy, which we acquired on November 1, 2006; and (xiii) the performance of the combined businesses to operate successfully and generate growth. You should not place undue reliance on any forward-looking statement. We undertake no obligation to publicly release the result of any revision of these forward-looking statements to reflect events or circumstances after the date they are made or to reflect the occurrence of unanticipated events. Please refer to the section entitled “Risk Factors” beginning on page 9 for a more complete discussion of factors which could cause our actual results and financial position to change.

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

Our Strategy

Our strategy is to be a leader in the design and management of complex clinical trials by providing our clients with exceptional performance ensuring that they achieve their goals on-time, on-budget and with superlative quality. Our strategy is based upon our ability to deliver a knowledge-based and intellectually rich level of service that provides our clients with a well-conceived protocol design and operational plan intended to maximize their return on investment. We believe that many of the reported regulatory delays or rejections for prospective drugs can be directly attributed to underlying issues in protocol design and development. Our Company is led by experienced executives with significant prior success in the drug development and regulatory approval process. Unlike larger, more conventional CROs, we provide a value-added approach to the design and management of clinical trials. We believe that our expertise in the design of complex clinical trials, our application of innovative technologies, our therapeutic expertise and our commitment to quality offer clients a means to more quickly and cost-effectively develop products through the clinical trial process.

A significant aspect of our strategy is to expand our geographic presence and add to our clinical development capabilities in existing new therapeutic areas or service offerings. With the acquisition of Remedium on November 1, 2006, we gained a Northern and Eastern European presence. Founded in 1996, Remedium was a privately owned CRO offering clinical trial services to the pharmaceutical and medical device industries. Remedium offers a broad range of clinical research and development services supporting Phase I through Phase IV clinical trials, such as strategic trial planning, project management, monitoring, data management and biostatistics, Pharmacovigilance, medical writing, quality assurance, outsourcing of clinical staff, and medical device certification in the European Union. Remedium has offices in Espoo, Turku, Tampere, Oulu and Seinajoki (Finland), Copenhagen (Denmark), Tallinn (Estonia), Vilnius (Lithuania), Stockholm (Sweden), Bucharest (Romania), Warsaw (Poland), and Ankara (Turkey). Remedium also utilizes independent contractor relationships in Riga (Latvia), Oslo (Norway) and Kiev (Ukraine).

We are continuing our strategy to expand our global footprint since we believe we need a far reaching global presence in order to effectively compete for large scale clinical trials. Accordingly, we are looking to expand our presence in South America and Asia. We believe this global expansion is necessary in order to provide us with significant strategic benefits, including:

•	The expansion of our geographic footprint to regions of the world with diverse patient population for the conduct of human clinical trials;

•	Greater scale to better compete in the clinical research organization market;

•	Increase in revenue bulk;

•	Diversification of business offerings and client services; and

•	Enhancement of management and business development capabilities.

We may also seek to acquire businesses based in the United States in order to increase the depth and scope of our therapeutic service offerings in the United Sates and around the globe. Recognizing the dynamic nature of the pharmaceutical and medical device development process, our experience and capabilities enable us to adapt our services to fit our clients’ specific needs. The distinguishing features of our services include the following:

Experienced Management

We are an established company led by a senior management team who average greater than 20 years of clinical research experience from both the CRO and pharmaceutical/biotechnology industry perspective. Our Chief Executive Officer, Dr. Kai Lindevall, is the co-founder of Remedium. Dr. Lindevall has a Ph.D. in Pharmacology and an M.D. from the University of Tampere in Finland. Dr. Lindevall has worked in the pharmaceutical industry for the majority of his career.

Our President and Chief Medical and Strategic Development Officer, Dr. Kenneth M. Borow, M.D., is a Harvard-trained physician with nearly 30 years of medical, academic and clinical trials experience at Merck, University of Chicago School of Medicine, Brigham and Women’s Hospital, Boston Children’s Hospital, and Encorium.

Our Chief Operating Officer, Linda L. Nardone Ph.D. has more than 20 years of clinical trial management experience in the pharmaceutical, biotechnology and medical device industries, working for such companies as Pharmacia, Inc, (acquired by Pfizer in 2003), Sterling Winthrop, Inc, Immunomedics, Inc., Elusys Therapeutics, Inc., and Zila Biotechnolgy. Dr. Nardone has a Ph.D. in physiology form Pennsylvania State University and holds a B.S. in science from Farleigh Dickinson University.

Our Senior Vice President, Clinical Operations, Alison O’Neill, has worked in the pharmaceutical industry for 25 years, 19 of these in clinical research for both pharmaceutical and CRO companies.

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

To expand our international presence, on November 1, 2006 we acquired Remedium which has offices in Espoo, Turku, Tampere, Oulu and Seinajoki (Finland), Copenhagen (Denmark), Tallinn (Estonia), Vilnius (Lithuania), Stockholm (Sweden), Bucharest (Romania), Warsaw (Poland), and Ankara (Turkey).

We are continuing our strategy to expand our global footprint since we believe we need a far reaching global presence in order to effectively compete for large scale clinical trials. We believe we must further enhance our global capabilities in South America and Asia in order to increase our global reach and serve a more diverse group of clients.

We have made a determined effort to broaden and diversify our client list. This has resulted in an attractive mix of pharmaceutical and biotechnology companies and we will continue to focus on expanding our capabilities both in the United States and internationally. We believe that these capabilities better position us to meet our clients’ global clinical trial requirements.

Our Services

We offer our clients, on a global basis, a broad range of clinical research and development services supporting Phase I through Phase IV clinical trials. Our services include study protocol design, clinical trials management, global data management services, biostatistics, medical and regulatory affairs, quality assurance and compliance and medical report writing.

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

Clinical Trials Management

We serve our clients’ needs by conducting clinical trials through a project team. A project manager leads and facilitates all aspects of the conduct of the clinical trial. Other members of the project team typically include representatives from clinical trials management, data services, regulatory affairs, information services, quality assurance, medical writing and field monitoring. Within this project-oriented structure, we can manage every aspect of clinical trials conducted in Phases I through Phase IV of the drug development process. Many of our current projects involve Phase II, Phase III or Phase IIIb clinical trials, which are generally larger, longer and more complex than Phase I trials.

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

•

Study Monitoring and Data Collection. Patients are reviewed or “monitored” by specially trained clinical research associates or field monitors. Field monitors visit study sites regularly to ensure that the CRFs are completed correctly and that the data specified in the protocol are obtained. The field monitors send completed CRFs to a data management group where they are reviewed for consistency and accuracy before the data is entered into a database. An alternative data flow process utilizes remote data entry technology and a fax based system that frequently enhances the timeliness of clinical data collection while achieving cost savings to the Sponsor. We are currently involved in studies using both types of data flow processes.

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

Biostatistics

Typically, biostatisticians assist clients with all phases of drug development, including biostatistical consulting, database design, data analysis and statistical reporting. Our services include the use of professionals to help develop and review protocols, design appropriate analysis plans and design report formats to address the objectives of the study protocol, as well as the client’s individual objectives.

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

Clients and Marketing

We provide a broad range of clinical research and consulting services to the pharmaceutical, biotechnology and medical device industries. Our clients consist of many of the largest companies in the pharmaceutical, biotechnology and medical device industries. In 2007, we provided services to 96 different clients covering 215 separate studies of which 77 clients and 184 studies were associated with our European operations. For the year ended December 31, 2007, approximately 37% or our net revenues were attributed to our operations based in the United States and approximately 63% from operations in Europe. The mix of client and revenue generated from our largest clients will vary from period to period. In 2007, our three largest clients accounted for 38% of our net revenues, with the three largest representing 15%, 12% and 11% of our net revenues, respectively. For the year ended December 31, 2006, approximately 80% or our net revenues were attributed to our operations based in the United States and approximately 20% from operations in Europe. In 2006, our three largest clients accounted for 51% of our net revenues, with the three largest representing 22%, 18% and 11% of our net revenues, respectively. None of our European clients accounted for more than 10% of our net revenues. Our largest clients for any one year period may not represent the same customers as in a prior year period.

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

Contractual Arrangements

Most of our contracts with our clients in the United States and a lesser portion of our international contracts are based on a fixed price with the option for additional variable components (i.e. change of scope). Therefore, we generally bear the risk of cost overruns, but we may also benefit if the costs are lower than we anticipated. Contracts may range from a few months to several years depending on the nature of the work performed. In general, for multi-year contracts, a portion of the contract fee, typically 10-20% is paid at the time the trial is started, with the balance of the contract fee payable in installments over the trial duration. In some cases, the installments are tied to meeting specific service criteria, while others have an agreed upon fixed payment plan independent of certain service criteria. For example, installment payments for clinical trial projects may be related to investigator recruitment or patient enrollment. For our contracts with our clients that are fee for service, we are paid on a monthly basis for actual hours worked. As with fixed price contracts, we generally bear the risk of cost overruns until a change of scope is signed. However, the risk of non-payment is minimal since the scope of our services is limited in this type of contractual arrangement. As is typical in the CRO industry, when a client requests a change in the scope of a trial or in the services to be provided by us, we prepare a work order. An executed work order becomes an amendment to the original contract. Work orders resulting from changes of scope often produce additional revenue for us. We are at risk for any work performed outside the scope of the study or in advance of signing a new work order. We attempt to negotiate contract amendments with the client to cover any services provided outside the terms of the original contract. There can be no assurance that the client will agree to the proposed amendments, and we ultimately bear the risk of cost overruns.

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

Backlog

Our backlog consists of anticipated net revenue from uncompleted projects which have been authorized by the client, through a written contract, verbal commitment or letter of intent. Many of our studies and projects are performed over an extended period of time, which may be several years. Amounts included in backlog have not yet been recognized as net revenue in our consolidated statements of operations. Once contracted work begins, net revenue is recognized over the life of the contract as services are performed. The recognition of net revenue reduces our backlog while the awarding of new business increases our backlog. In 2007, we obtained $29.7 million of new business awards. This was comparable to the $30 million awarded in 2006. Our consolidated backlog was approximately $38.7 million at December 31, 2007, compared to $42.5 million at December 31, 2006, a decrease of $3.8 million. Our backlog at December 31, 2007 consists of $24.9 million from our European operations and $13.8 million for our operations based in the United States. We expect about 50% of this backlog will be recognized in 2008 subject to the risk factors listed herein.

We believe that our backlog as of any date may not necessarily be a meaningful predictor of future results because backlog can be affected by a number of factors including the size and duration of contracts, many of which are performed over several years. Additionally, contracts may be subject to early termination by the client or delay for many reasons, as described above. Also, the scope of a contract can change during the course of a study. For these reasons, we might not be able to fully realize our entire backlog as net revenue. For example, backlog as of December 31, 2006 was originally estimated to be approximately $55 million. However, due to a contract cancellation in January 2007 with approximately $12.8 million remaining, the Company’s adjusted backlog as of December 31, 2006 was approximately $42.5 million.

Competition

The clinical research organization industry is highly fragmented, consisting of several hundred small, limited-service providers and a limited number of mid-sized and large CROs with global capabilities. We primarily compete against full-service and limited service CROs, mid-sized CROs, in-house research and development departments of pharmaceutical and biotechnology companies and, to a lesser extent, universities and teaching hospitals. CROs generally compete on the basis of a number of factors, including the following: expertise and experience in specific therapeutic areas; the ability to design sound protocols or enhance the design; reputation for on-time quality performance; scope of service offerings; price; ability to enroll patients and recruit investigators; data management capabilities; strengths in various geographic markets around the world; technological expertise and efficient drug development processes; the ability to acquire, process, analyze and report data in a timely and accurate manner; the ability to manage large-scale clinical trials both domestically and internationally; and organizational size. Although there can be no assurance that we will continue to do so, we believe that we compete favorably in these areas.

Some of our largest competitors include Quintiles Transnational Corporation, Covance, Inc., Parexel International Corporation, Pharmaceutical Product Development, Inc., Icon Clinical Research and Kendle International, Inc. These larger CROs have substantially greater financial and operational resources and larger geographic presences than we do. In general, the CRO industry is not capital-intensive and the financial costs of entry into the industry are relatively low. Newer, smaller entities with specialty focuses, such as those aligned to a specific disease or therapeutic area, may compete aggressively against us for clients. Furthermore, clients may also choose to limit the CROs with whom they are willing to work under certain preferred provider relationships. Increased competition might lead to heightened price and other forms of competition that may materially and adversely affect our operating results and financial position.

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

Our obligations under GCP may include, but are not limited to, the following: assuring the selection of investigators who are qualified and have adequate staff and facilities to conduct the trial properly and safely; obtaining specific written commitments from investigators; verifying that adequate informed consent of trial subjects has been obtained; monitoring clinical trials to ensure that the rights and well-being of trial subjects are protected and that the reported trial data are accurate, complete, and verifiable from source documents; ensuring that adverse drug reactions are medically evaluated and reported; verifying drug or device accountability; implementing quality assurance and quality control systems; instructing investigators and study staff to maintain proper records and reports; and permitting appropriate governmental authorities access to source documents for their review. We must also maintain reports for each study for specified periods for auditing by the study sponsor and by the FDA or similar regulatory authorities. Noncompliance with GCP can result in disqualification of the data collected during a clinical trial and we could be required to redo the trial under the terms of our contract at no further cost to our client, but at substantial cost to us. CROs such as Encorium are also typically contractually obligated to comply with GCP and other patient protection regulations. Failure to comply could expose us to contractual liability to our clients.

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

Intellectual Property

We have developed certain computer software and technically derived procedures that are intended to maximize the quality and effectiveness of our services. Our intellectual property rights are important to us. We also believe that factors such as the technical expertise, knowledge, ability and experience of our professionals are important and provide significant benefits to our clients.

Potential Liability and Insurance

We contract with physicians who serve as investigators in conducting clinical trials to test new drugs on their patients. Drug testing creates a risk of liability for personal injury to or death of the patients, resulting from adverse reactions to the drugs administered. In addition, although the Company does not believe it is legally accountable for the medical care rendered by third party investigators, it is possible that we could be subject to claims and expenses arising from any professional malpractice of the investigators with whom we contract. We also may be held liable for errors and omissions in connection with the services we perform.

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

We attempt to reduce our risk through contractual indemnification provisions with clients and investigators. However, contractual indemnifications generally do not protect us against certain of our own actions such as negligence. In addition, the terms and scope of indemnification provisions vary from client to client and from trial to trial and the financial performance of these indemnities is not secured. Therefore, we bear the risk that the indemnity may not be sufficient or that the indemnifying party may not have the financial ability to fulfill its indemnification obligations. We also attempt to reduce our risk by maintaining worldwide professional liability insurance. We believe that our professional liability insurance coverage is adequate; however, there can be no assurance that we will be able to maintain insurance coverage on terms acceptable to us, if at all. Our operating results and financial position could be materially and adversely affected if we were required to pay damages or bear the costs of defending any claim outside the scope of or in excess of a contractual indemnification provision or the coverage available under our insurance policies.

Employees

At December 31, 2007, we employed 261 full time and 14 part time personnel, of which 187 full time and 7 part time personnel were based outside of the United States. None of our employees are subject to a collective bargaining agreement. We believe that our relations with our employees are good. In addition, during 2007, we supplemented our employee base with contractors on an as-needed basis.

Item 1A.	RISK FACTORS

Failure to develop new business in our intensely competitive industry will cause our revenues to decline.

The market for clinical research services is highly competitive. We primarily compete against in-house departments of pharmaceutical, biotechnology and medical device companies and other clinical research organizations. Competitors in our industry range from small, limited-service providers to full service, global clinical research organizations. Many of our competitors have an established global presence, including Quintiles Transnational Corp., Covance, Inc., Parexel International Corporation, Pharmaceutical Product Development, Inc., Icon Clinical Research, and Kendle International, Inc. In addition, many of our competitors have substantially greater financial and other resources than we do. Significant factors in determining whether we will be able to compete successfully include: our consultative and clinical trials design capabilities; our reputation for on-time quality performance; our expertise and experience in specific therapeutic areas; the scope of our service offerings; our ability to recruit investigators and study subjects in a timely manner; our strength in various geographic markets; the price of our services; our ability to acquire, process, analyze and report data in a time-saving and accurate manner; our global data services capabilities; our ability to manage large-scale clinical trials both domestically and internationally; and our size.

If our services are not competitive based on these or other factors and we are unable to develop an adequate level of new business, our business, backlog position, financial condition and results of operations will be materially and adversely affected. In addition, we may compete for fewer clients arising out of consolidation within the pharmaceutical industry and the growing tendency of drug companies to outsource to a smaller number of preferred clinical research organizations that have far greater resources and capabilities.

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

We provide services to the pharmaceutical, biotechnology and medical device industries and our revenue is highly dependent on expenditures on the services we provide by clients in these industries. Our operations could be materially and adversely affected if: our clients reduce their research and development expenditures or reduce the rate of growth in their research and development expenditures; consolidation in the pharmaceutical, biotechnology or medical device industries leads to a smaller client base for us; one or more significant studies are terminated as a result of the failure of the product to satisfy safety requirements, unexpected or undesired clinical results, or other reasons; or our clients’ businesses experience financial problems or are affected by a general economic downturn. Historically, projects in the fields of cardiovascular, oncology, immunology, vaccines, medical devices as well as clinical staff outsourcing have represented 50-75% of our European project work, although the mix of projects is subject to change from year to year. For the year ended December 31, 2007, net revenues from our three largest clients amounted to 38% of our net revenues, with the three largest clients representing 15%, 12% and 11%, respectively. In 2006, our three largest clients accounted for 51% of our net revenues, with the three largest representing 22%, 18% and 11% of our net revenues, respectively. None of our European clients accounted for more than 10% of or our net revenues in 2006. For the year ended December 31, 2005, net revenues from our four largest clients amounted to 83% of our net revenues, with the four largest clients representing 27%, 26%, 17% and 13% of net revenues, respectively.

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

Our future success depends on the personal efforts and abilities of the principal members of our senior management and scientific team to provide strategic direction, develop business, provide service to our clients, manage our operations and finances, and maintain a cohesive and stable environment. The loss of their services might significantly delay or prevent the achievement of business development and strategic objectives. As a provider of complex clinical trial support services, our success depends on our ability to retain key employees and to attract additional qualified employees. Competition for qualified personnel is intense and we cannot assure you that we will be able to retain existing personnel or attract and retain additional highly qualified employees in the future. Specifically, we are substantially dependent upon the efforts of Dr. Kai Lindevall, Ph.D., our Chief Executive Officer, Kenneth M. Borow, M.D., our President and Chief Medical and Strategic Development Officer, Linda L. Nardone Ph.D., our Executive Vice President and Chief Operating Officer and Alison O’Neill, our Senior Vice President, Clinical Operations. Currently, we have an employment agreement with Dr. Lindevall, but we do not have an employment agreement with Dr. Borow, Ms. O’Neill or Dr. Nardone. The loss of services of any of our key executives may have a material and adverse affect on our business operations, results of operations and financial position.

Competition for our key executives and skilled personnel, particularly those with a medical degree, a Ph.D. or equivalent degrees, is intense. We compete with clinical research organizations, pharmaceutical and biotechnology companies, and academic and research institutions that have far greater financial resources to recruit skilled personnel. Our inability to attract and retain qualified executives and scientific staff could have a material and adverse affect on our business plan, results of operations and financial condition. There can be no assurance that we will be able to continue to attract and retain qualified executives and scientific staff in the future.

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

The majority of our contracts are at fixed prices. As a result, we bear the risk of cost overruns. If we fail to adequately price our contracts, fail to effectively estimate the cost to complete fixed price contracts, or if we experience significant cost overruns, our business, results of operations and financial condition could be materially and adversely affected.

Changes in outsourcing trends in the pharmaceutical and biotechnology industries could materially and adversely affect our operating results and growth rate.

Industry trends and economic factors that affect our clients in the pharmaceutical, biotechnology and medical device industries also affect our business. Our revenues depend greatly on the expenditures made by the pharmaceutical, biotechnology and medical device industries in research and development. The practice of many companies in these industries has been to hire outside organizations like us to conduct clinical research projects. This practice has grown significantly in the last decade, and we have benefited from this trend. However, if this trend were to change and companies in these industries were to reduce the number of research and development projects they outsource, our business could be materially and adversely affected. For example, over the past several years, mergers and other factors in the pharmaceutical industry appear to have slowed decision-making by pharmaceutical companies and delayed drug development projects. The continuation of or increase of these trends could have a negative affect on our business.

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

Any failure on our part to comply with applicable regulations could result in the termination of on-going clinical research or the disqualification of data for submission to regulatory authorities. For example, if we were to fail to verify that patient participants were fully informed and had fully consented to a particular clinical trial, the data collected from that trial could be disqualified. If this were to happen, we could be contractually required to repeat the trial at no further cost to our client, but at a substantial cost to us. The issuance of a notice from the FDA based upon a finding of a material violation by us of GCP requirements could result in contractual liability to our clients and/or the termination of ongoing studies which could materially and adversely affect our results of operations. Similar notices could be issued from the regulatory authorities in other countries where we conduct clinical studies. Furthermore, our reputation and prospects for future work could be materially and adversely diminished.

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

Also, if clients delay projects, the projects will remain in backlog, but will not generate revenue at the rate originally expected. Accordingly, historical indications of the relationship of backlog to revenues may not be indicative of future results and should not be relied upon.

An impairment in the carrying value of intangible assets or changes in the accounting estimates and assumptions made in connection with impairment testing could negatively affect our results of operations.

The Company follows the provisions of Statement of Financial Accounting Standards (“SFAS”) No. 141, “Business Combinations,” and SFAS No. 142, “Goodwill and Other Intangible Assets,” applicable to business combinations. In accordance with these standards, goodwill acquired in connection with the acquisition of Remedium was not amortized. However, the identifiable intangible assets acquired in connection with the acquisition of Remedium will be amortized over their useful lives. Under SFAS No. 142, goodwill is subject to impairment testing annually or whenever events or changes in circumstances indicate that the carrying amount may not be fully recoverable. If carrying value exceeds current fair value, then goodwill is considered impaired and is reduced to fair value via a charge to earnings. The identifiable intangibles acquired in connection with the acquisition of Remedium are also subject to impairment testing under SFAS No. 142, whenever events or changes in circumstances indicate that the carrying amount may not be fully recoverable. Management has made an assessment of Remedium’s fair value as November 1, 2007, one year from the acquisition date, in order to determine whether the amount of goodwill and related intangible assets acquired had been impaired. Management has determined that both goodwill and intangible assets acquired in connection with the acquisition of Remedium were not impaired and that no adjustment to the carrying values was necessary. As of December 31, 2007, we had goodwill of approximately $15.4 million and intangibles, net of amortization, of approximately $4.2 million resulting from the acquisition of Remedium on November 1, 2006.

If we are unable to successfully develop and market new services in the United States, Europe and internationally, our results could be materially and adversely affected.

An element of our growth strategy is the successful development and marketing of new services that complement or expand our existing business. If we are unable to develop new services and create demand for those newly developed services, we may not be able to implement this element of our growth strategy, and our future business, results of operations and financial condition could be materially and adversely affected. For example, Remedium has invested in the creation and administrative set-up of international subsidiaries which have sustained operating losses to date. We may need to make additional investments in these subsidiaries in the future and there is no assurance that additional investments will enable us to achieve our objectives. In addition, we are considering expanding our international operations by other means, such as commencing business partnerships or clinical studies in countries where we do not have subsidiaries. The profitability of our international subsidiaries and operations depends, in part, on client acceptance and use of our services. There can be no assurance that our international subsidiaries or operations will be profitable in the future or that any revenue resulting from them will be sufficient to recover the investment in them. If our international operations or subsidiaries do not develop as anticipated, our business, results of operations and financial condition may be materially and adversely affected.

Changes in governmental regulation could reduce the need for the services we provide, which would negatively affect our future business opportunities.

In recent years the United States Congress, state legislatures and foreign governments have considered various types of health care reform in order to control growing health care costs. The United States Congress, state legislatures and foreign governments may again address health care reform in the future. We are unable to predict what legislative proposals will be adopted in the future, if any.

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

Governmental agencies throughout the world, but particularly in the U.S., strictly regulate the drug development and approval process. Our business involves helping pharmaceutical, biotechnology and medical device companies navigate the regulatory drug approval process. Any changes in drug approval regulatory requirements such as the introduction of simplified drug approval procedures or an increase in regulatory requirements that we have difficulty satisfying, could eliminate or substantially reduce the need for our services. These and other changes in regulation could have an impact on the business opportunities available to us. As a result, our business, results of operations and financial condition may be materially and adversely affected.

Proposed and future laws and regulations, including laws and regulations relating to the confidentiality of patient information, might increase the cost of our business, increase our risks of liability or limit our service offerings.

Various governments might adopt healthcare legislation or regulations that are more burdensome than existing regulations. These changes could increase our expenses or limit our ability to offer some of our products or services. For example, the confidentiality of patient specific information and the circumstances under which it may be released for inclusion in our databases or used in other aspects of our business are subject to substantial government regulation. Additional legislation governing the possession, use and dissemination of medical record information and other personal health information has been proposed at both the state and national levels and is likely to be proposed in other countries. Proposed federal regulations governing patient specific health information might require us to implement new security measures that require substantial expenditures or limit our ability to offer some of our products and services. These regulations might also increase our costs by creating new privacy requirements and mandating additional privacy procedures for our business, thereby materially and adversely affecting our business, results of operations and financial condition.

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

A significant percentage of our operating costs are fixed. The timing of the completion, delay or loss of contracts, or the progress of client projects, can cause our operating results to vary substantially between reporting periods. We had an accumulated deficit of $8,663,954 and $5,912,527 in retained earnings as of December 31, 2007 and 2006, respectively. We believe that operating results for any particular quarter are not necessarily a meaningful indication of future results. While fluctuations in our quarterly or annual operating results could negatively impact the market price of our common stock, these fluctuations may not be related to our future overall operating performance.

Adverse changes in general economic or political conditions in any of the major countries in which we do business could adversely affect our business, operating results and financial position.

Recently, general worldwide economic conditions have experienced a downturn due to slower economic activity, concerns about inflation and deflation, increased energy costs, decreased consumer confidence, reduced corporate profits and capital spending, adverse business conditions, the ongoing effects of the war in Iraq, recent international conflicts and terrorist and military activity, and the impact of natural disasters and public health emergencies. If economic growth in the United States and other countries’ economies is slowed, many customers may delay or reduce spending on our services, which would likely harm our business, results of operations and financial condition.

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

Our financial statements are denominated in U.S. Dollars. In 2007, approximately 61% of our net revenues were derived from contracts denominated in currencies other than U.S. Dollars. Since our financial results are reported in U.S. Dollars, changes in foreign currency exchange rates could adversely affect our results of operations and financial condition.

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

Our business primarily involves the testing of experimental drugs and biologics or other regulated products on consenting human volunteers pursuant to a study protocol. These tests create a risk of liability for personal injury to or death of volunteers resulting from negative reactions to the drugs administered or from improper care provided by third-party investigators, particularly to volunteers with life-threatening illnesses. In connection with many clinical trials, we contract with physicians to serve as investigators in conducting clinical trials to test new drugs on human volunteers. We do not believe that we are legally accountable for the medical care rendered by third party investigators, and we seek to limit our liability with our clients, third party investigators and others. Although our contracts with clients generally include indemnity provisions and we have loss insurance, our financial condition and results of operations could be materially and adversely affected if we had to pay damages or incur defense costs in connection with a claim that is outside the scope of an indemnity or insurance coverage. Additionally, our financial condition could be materially and adversely affected if our liability exceeds the amount of our insurance.

Contractual indemnification provisions generally do not protect us against liability arising from certain of our own actions, such as negligence. Our financial condition and results of operations could be materially and adversely affected if we were required to pay damages or bear the cost of defending any claim which is not covered by a contractual indemnification provision, in the event that a party who must indemnify us does not fulfill its indemnification obligations, or if the amount we are required to pay is beyond the level of our insurance coverage. In addition, we may not be able to continue to maintain adequate insurance coverage on terms acceptable to us.

If we are unable to attract suitable willing volunteers for the clinical trials of our clients, our results could be materially and adversely affected.

One of the factors on which we compete is the ability to recruit independent investigators who can identify volunteers for the clinical studies we manage on behalf of our clients. These clinical trials rely upon the ready accessibility and willing participation of volunteer subjects. These subjects generally include volunteers from the communities in which the studies are conducted, which to date have provided an adequate pool of potential subjects for research studies. Many of our contracts include payments for achieving specific targets directly tied to the recruitment of study subjects. The trials we manage and our operating results could be materially and adversely affected if we are unable to attract suitable and willing volunteers on a consistent basis.

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

Our business strategy contemplates future acquisitions which may result in us incurring unanticipated expenses or additional debt, difficulty in integrating our operations and dilution to our stockholders and may harm our operating results.

We expect to acquire complementary businesses in the future as part of our business strategy. In this regard, we have made strategic acquisitions, including the acquisition of Remedium in 2006. We may not realize the anticipated benefits of an acquisition and each acquisition has numerous risks. These risks include: (i) the inability to successfully integrate acquired businesses or to realize anticipated synergies, economies of scale or other expected value; (ii) difficulties in managing and coordinating operations at new sites; (iii) the loss or termination of key employees of acquired businesses; (iv) the loss of key customers of acquired businesses; (v) performance of acquired products; (vi) unanticipated expenses in connection with refining and improving acquired products; (vii) diversion of management’s attention from other business concerns; and (viii) risks of entering businesses and markets in which we have no direct or limited prior experience. Acquisitions may result in the utilization of cash and marketable securities, dilutive issuances of equity securities and the incurrence of debt, any of which would weaken our financial position. In addition, acquisitions may result in the creation of (i) certain definite-lived intangible assets that increase amortization expense, (ii) goodwill and other indefinite-lived intangible assets that subsequently may result in large write-downs should these assets become impaired and (iii) earn-out or other payments that may need to be expensed rather than recorded as additional goodwill.

In addition, in order to finance any acquisition, we might need to raise additional funds through public or private financings or use our cash reserves. In that event, we could be forced to obtain equity or debt financing on terms that are not favorable to us or that result in dilution to our stockholders. Use of our cash reserves for acquisitions could limit our financial flexibility in the future.

We may not be able to identify or complete transactions with attractive acquisition candidates, which could adversely affect our business strategy.

As part of our business strategy, we have pursued, and may continue to pursue, targeted acquisition opportunities that we believe would complement our business. If we are not able to acquire strategically attractive businesses, we may not be able to remain competitive in our industry or achieve our overall growth plans.

Failure to comply with Section 404 of the Sarbanes-Oxley Act could negatively impact the market price of our stock Failure to maintain effective internal controls in accordance price.

If, in the future, we fail to maintain the adequacy of our internal controls, as such standards are modified, supplemented or amended from time to time, we may not be able to ensure that we can conclude on an ongoing basis that we have effective internal controls over financial reporting in accordance with Section 404 of the Sarbanes-Oxley Act. Failure to achieve and maintain an effective internal control environment could negatively impact the market price of our common stock.

ITEM 1B.	UNRESOLVED STAFF COMMENTS

NONE

ITEM 2.	PROPERTIES

We currently manage all of our North and South American clinical trial studies from our headquarters in Wayne Pennsylvania. We lease approximately 34,026 square feet in Wayne, Pennsylvania from an independent landlord under a lease expiring in December 2009. The rent in 2007 including the payment of operating expenses such as utilities and maintenance was approximately $96,180 per month.

We currently manage the majority of our European and Asian clinical trials from Remedium’s facility in Espoo, Finland. We lease approximately 5,275 square feet in Espoo, Finland from an independent landlord under a lease expiring on November 30, 2008. The rent in 2007 including parking was approximately €34,150 per month (or approximately $50,300 per month based on an exchange rate of 1.00 EUR ~ 1.4729 USD).

ITEM 3.	LEGAL PROCEEDINGS

The Company was not involved in any material litigation as of December 31, 2007.

ITEM 4.	SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

(a)	The company held its Annual Meeting of Stockholders on October 5, 2007 (the “Annual Meeting”).

(b)	Not required.

(c)	The following proposals were submitted to a vote of stockholders.

The election of seven directors to serve until the 2008 Annual Meeting of Stockholders:

Nominees	Votes For	Votes Withheld
Kenneth M. Borow, M.D.	13,806,976	4,265,456

Scott M. Jenkins	17,147,615	924,817

Dr. Kai Lindevall	13,849,076	4,223,356

Petri Manninen	17,148,694	923,738

Dr. Jyrki Mattila	17,148,652	923,780

Christopher F. Meshginpoosh	17,147,652	924,780

Paul J. Schmitt	17,147,715	924,717

The proposal to ratify the appointment of Deloitte & Touche LLP, a registered public accounting firm, to examine and report on the Company’s financial statements for the fiscal year ending December 31, 2008:

For	Against	Abstain
18,047,325	20,843	4,263

(d)	Not required.

PART II

ITEM 5.	MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS, AND ISSUER PURCHASES OF EQUITY SECURITIES

Market Information

Our common stock is quoted in the NASDAQ Capital Market under the symbol “ENCO.” Our symbol was changed from CVGR to ENCO in connection with the change of our name to Encorium Group, Inc. from Covalent Group, Inc. The following table indicates the high and low bid sale prices per share for each quarter over the last two fiscal years.

	2007		2006
Quarter Ended	High Bid	Low Bid	High Bid	Low Bid
31-Mar.	$6.38	$3.27	$2.68	$1.99
30-Jun.	4.00	2.76	3.10	2.17
30-Sep.	3.19	2.31	3.26	2.54
31-Dec.	$3.10	$1.52	$5.50	$2.90

Holders

As of March 1, 2008, there were approximately 604 holders of record of our common stock. However, we believe that there are approximately 2,600 additional shareholders in “street name”, who beneficially own our common stock in various brokerage accounts.

Dividend Policy

We have never declared a cash dividend on our common stock and do not anticipate paying cash dividends in the foreseeable future.

Recent Sales of Unregistered Securities

Except as otherwise previously disclosed in our Quarterly Reports on Form 10-Q or our Current Reports on Form 8-K, we did not sell any unregistered securities during fiscal 2007.

Purchase of Equity Securities by the Issuer and Affiliated Purchasers

We did not repurchase any of our equity securities during the three-month period ended December 31, 2007.

ITEM 6.	SELECTED FINANCIAL DATA

The following table represents selected historical consolidated financial data. The statement of operations data for the years ended December 31, 2007, 2006 and 2005 and balance sheet data at December 31, 2007 and 2006 are derived from our audited consolidated financial statements included elsewhere in this report. The statement of operations data for the years ended December 31, 2004 and 2003 and the balance sheet data at December 31, 2005, 2004, and 2003, are derived from audited consolidated financial statements not included in this report. The historical results are not necessarily indicative of the operating results to be expected in the future. The selected data should be read together with “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations” and our financial statements and notes to the financial statements.

	2007	2006	2005	2004	2003
Consolidated Statement of Operations Data:	(in thousands, except per share data)
Total revenue	$36,802	$17,684	$12,727	$18,977	$26,629
Operating expenses	40,370	18,442	14,352	24,449	27,739

Loss from operations	(3,568)	(758)	(1,625)	(5,471)	(1,110)
Other income	285	282	140	3	4

Loss before income taxes	(3,283)	(476)	(1,484)	(5,468)	(1,106)
Income tax (benefit) provision	(532)	18	—	(1,245)	(544)

Net loss	$(2,751)	$(494)	$(1,484)	$(4,223)	$(562)

Net loss per common share:
Basic	$(0.14)	$(0.04)	$(0.11)	$(0.32)	$(0.04)
Diluted	$(0.14)	$(0.04)	$(0.11)	$(0.32)	$(0.04)

Weighted average common and common equivalent shares outstanding:
Basic	19,167	13,990	13,347	13,239	12,747
Diluted	19,167	13,990	13,347	13,239	12,747

Consolidated Balance Sheet Data:
Cash and cash equivalents	$9,109	$5,533	$7,104	$3,166	$2,070
Working capital (1) (2) (3)	4,368	(3,908)	5,896	7,111	10,511
Total assets	37,530	38,297	9,843	12,823	20,385
Long term debt	118	8	37	63	87
Total liabilities	13,425	20,995	3,530	5,014	9,043
Shareholders’ equity	$24,106	$17,302	$6,313	$7,809	$11,342

(1)	Working capital is calculated as current assets minus current liabilities.
(2)	Working capital for 2006 was impacted by the accrual of a non-cash payment of $4 million related to the issuance of our common stock to the former Remedium stockholders pursuant to the acquisition agreement.
(3)	Working capital for 2007 and 2006 includes a deferred tax liability related to the amortization of intangible assets acquired in connection with the Remedium acquisition of $217 thousand and $604 thousand, respectively. Since amortization of intangibles are not deductible by the Company for income tax purposes, the deferred tax liability represents the difference between tax expense calculated for financial reporting purposes (book) and tax expense reported to foreign jurisdictions.

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF RESULTS OF OPERATIONS AND FINANCIAL CONDITION

Overview

We are a clinical research organization that engages in the design and management of complex clinical trials for the pharmaceutical, biotechnology and medical device industries. Our mission is to provide our clients with high quality, full-service support for their clinical trials. We offer therapeutic expertise, experienced team management and advanced technologies. Our headquarters is in Wayne, Pennsylvania and our international operations are based in Espoo, Finland.

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

Revenue Recognition

The majority of our net revenue is recognized from fixed price contracts on a proportional performance method based on assumptions regarding the estimated completion of the project. This method is used because management considers total costs incurred to be the best available measure of progress on these contracts. Work is also performed under time and material contracts whereby we recognize revenue as hours are worked based on the hourly billing rate for each contract.

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

There are no standard billing and payment provisions which are present in each contract. Each contract has separate and distinct billing and payment terms which are the result of negotiation between us an the client. Billings and the related payment terms from fixed price contracts are generally determined by provisions in the contract that may include certain payment schedules and the submission of required billing detail. The payment schedule in the contract reflects the value of services to be performed by us at the initiation of the contract. The payment schedule may include the value of certain interim billing mechanisms as well as periodic payments which are reasonably assured at the start of the contract and which we expect to receive during the duration of the contract. Accordingly, cash receipts, including the receipt of up front payments, periodic payments and payments related to the achievement of certain billing mechanisms, do not necessarily correspond to cost incurred and revenue recognized on contracts. A contract’s payment structure typically requires an upfront payment of 10% to 20% of the contract value at or shortly after the initiation of the contract, a series of periodic payments over the life of the contract and payments based upon the achievement of certain billing mechanisms. The upfront payments are deferred and recognized as revenues as services are performed under the proportional performance method. Periodic payments, including payments related to the achievement of certain billing mechanisms in the contract, are invoiced pursuant to the terms of the contract once the agreed upon services criteria have been achieved. Payments based upon interim billing mechanisms are included in the value of the contract because we expect to receive them during the term of the contract. All payments received pursuant to the contract are recognized in accordance with the proportional performance method. In a comprehensive full service drug development program, the client would not generally purchase certain services separately but as an integrated, full service arrangement in connection with the development of the drug.

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

As is customary in the industry, we will continue to exclude from revenue and expense in the Consolidated Statements of Income fees paid to investigators and the associated reimbursement since we act as an agent on behalf of the pharmaceutical company sponsors with regard to investigator payments, in accordance with the Financial Accounting Standards Board Emerging Issues Task Force Rule No. 99-19 (“EITF 99-19”), “Reporting Revenue Gross as a Principal versus Net as an Agent”. These investigator fees are not reflected in our Net Revenue, Reimbursement Revenue, Reimbursement Out-of-Pocket Expenses, and/or Direct Expenses. The amounts of these investigator fees were $5.3 million, $2.4 million, and $1.2 million for the years ended December 31, 2007, 2006, and 2005 respectively.

Concentration of Credit Risk

Our accounts receivable and costs and estimated earnings in excess of related billings on uncompleted contracts are concentrated with a small number of companies within the pharmaceutical, biotechnology and medical device industries. The significant majority of this exposure is to large, well established firms. Credit losses have historically been minimal. As of December 31, 2007, the total of accounts receivable and costs and estimated earnings in excess of related billings on uncompleted contracts was $5.8 million. Of this amount, the exposure to our three largest clients was 39% of the total, with the three largest clients representing 25%, 7% and 7% of total exposure, respectively. As of December 31, 2006, the total of accounts receivable and costs and estimated earnings in excess of related billings on uncompleted contracts was $8.0 million. Of this amount, the exposure to our three largest clients was 52% of the total, with the three largest clients representing 35%, 9%, and 8% of total exposure, respectively.

Stock-Based Compensation

Effective January 1, 2006 the company adopted SFAS No. 123R, “Share Based Payment”(SFAS No. 123R), using the Modified Prospective Approach. SFAS No. 123R revises SFAS No. 123, “Accounting for Stock-Based Compensation” (“SFAS No. 123”) and supersedes Accounting Principles Board (“APB”) Opinion No. 25, “Accounting for Stock Issued to Employees” (“APB No. 25”). SFAS No. 123R requires the cost of all share-based payments to employees, including grants of employee stock options, to be recognized in the financial statements based on their fair values at grant date, or the date of later modification, over the requisite service period. In addition, SFAS No. 123R requires unrecognized cost (based on the amounts previously disclosed in our pro forma footnote disclosure) related to options vesting after the date of initial adoption to be recognized in the financial statements over the remaining requisite service period. Accordingly, prior period amounts have not been restated.

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

Income Taxes

The Company eastimates its tax liability based on current tax laws in the statutory jurisdictions in which it operates. Because the Company conducts business on a global basis, its effective tax rate has and will continue to depend upon the geographic distribution of its pre-tax earnings (losses) among jurisdictions with varying tax rates. These estimates include judgments about deferred tax assets and liabilities resulting from temporary differences between assets and liabilities recognized for financial reporting purposes and such amounts recognized for tax purposes. The Company has assessed the realization of deferred tax assets and a valuation allowance has been established against excess net operating losses based on an assessment that it is more likely than not that realization cannot be assured. The ultimate realization of this tax benefit is dependent upon the generation of sufficient operating income in the respective tax jurisdictions.

Goodwill and Intangible Assets

The Company follows the provisions of SFAS No. 141, “Business Combinations,” and SFAS No. 142, “Goodwill and Other Intangible Assets,” applicable to business combinations. In accordance with these standards, goodwill acquired in connection with the acquisition of Remedium was not amortized. However, the identifiable intangible assets acquired in connection with the acquisition of Remedium will be amortized over their useful lives. Under SFAS No. 142, goodwill is subject to impairment testing annually or whenever events or changes in circumstances indicate that the carrying amount may not be fully recoverable. If carrying value exceeds current fair value, then goodwill is considered impaired and is reduced to fair value via a charge to earnings. The identifiable intangible assets acquired in connection with the acquisition of Remedium are also subject to impairment testing under SFAS No. 142, whenever events or changes in circumstances indicate that the carrying amount may not be fully recoverable. Management has made an assessment of Remedium’s fair value as November 1, 2007, one year from the acquisition date, in order to determine whether the amount of goodwill and related intangible assets acquired had been impaired. Management has determined that both goodwill and intangible assets acquired in connection with the acquisition of Remedium were not impaired and that no adjustment to the carrying values was necessary. As of December 31, 2007, we had goodwill of approximately $15.4 million and intangibles, net of amortization, of approximately $4.2 resulting from the acquisition of Remedium on November 1, 2006.

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

Percentage of Net Revenue, Excluding Reimbursable Out-of-Pocket Expenses

	Year Ended December 31,
	2007	2006	2005
Net revenue	100.00%	100.00%	100.00%
Operating Expenses
Direct	63.96%	62.98%	71.50%
Selling, general and administrative	39.07%	37.40%	39.20%
Depreciation and amortization	8.25%	4.56%	4.90%
Loss from Operations	(11.27)%	(4.94)%	(15.60)%
Net Loss	(8.69)%	(3.23)%	(15.60)%

Year Ended December 31, 2007 Compared With Year Ended December 31, 2006

Net revenue for 2007 grew by $16.3 million to $31.7 million as compared to $15.3 million for 2006 due to the acquisition of Remedium. This was the first full year of operations for the combined Company. Net revenue generated by Remedium in Europe was $20.1 million or 63% compared to $11.6 million or 37% of net revenue generated in the United States. Net revenues for 2007 generated in the U.S. decreased by $775 thousand to $11.6 million from $12.3 million for 2006. The decrease in net revenues in the U.S. was primarily due to a decrease in the number of contracts and related contract values of active clinical studies being conducted by the Company in the United States during 2007. Our consolidated backlog at the end of 2007 decreased $3.8 million to $38.7 million compared to our backlog of $42.5 million at the end of 2006.

In 2004, net revenue was adversely affected by cost increases approximating $1.4 million or 8.8% in the cost to complete for two legacy projects that were winding down as they entered the final stage of their development schedules. These legacy projects experienced significant increases in their costs to complete without a corresponding increase in revenue in 2004 resulting in lower gross margins and reduced profitability on these projects. The changes in cost estimates and related revenue adjustments for these legacy projects had a material impact on our net income for 2004. In 2005 there was no material impact on net revenue related to these legacy projects which were completed during 2005. In 2006 and 2007, changes in cost estimates regarding our existing contracts did not materially impact our net revenues.

We may experience similar annual cost increases in the future in our ongoing clinical projects without a corresponding increase in revenues. To the extent the actual estimated cost to complete utilized at the end of 2007 were higher by 5% and 10%, respectively, than the estimates actually utilized, the Company’s 2007 reported revenues would have been reduced by $349 thousand and $628 thousand, respectively. The Company’s consolidated net loss for 2007 would have increased by the same amount as the decline in revenues. This assumes that the Company would have been unsuccessful in negotiating change orders during 2007 that would provide for reimbursement of the excess costs. For periods beyond 2007, the impact on the Company’s net income and financial position would depend upon the actual costs incurred to complete the project and whether the Company was successful in negotiating change orders for reimbursement of the excess costs. See Footnote No. 2, Revenue Recognition, for the Company’s revenue recognition accounting policies.

Reimbursement revenue consisted of reimbursable out-of-pocket expenses incurred on behalf of our clients. Reimbursements are made at cost, without mark-up or profit, and therefore have no impact on net income.

Direct expenses included compensation and other expenses directly related to conducting clinical studies. These costs increased by $10.5 million to $20.2 million for the year ended December 31, 2007 from $9.7 million for the year ended December 31, 2006. The increase in direct expenses resulted principally from the expenses incurred by Remedium’s operations in Europe which totaled $12.1 million for the year ended December 31, 2007. Direct expenses in the United States totaled $8.1 million for the year ended December 31, 2007 compared with $7.7 million in 2006, a $400 thousand increase. The increase in direct cost in the United States was due to hiring of additional managers to oversee the management of our clinical trials. Direct expenses as a percentage of net revenue remained relatively unchanged at 64% for the year ended December 31, 2007 compared to 63% for the year ended December 31, 2006, an increase of 1%.

Selling, general, and administrative expenses included the salaries, wages and benefits of all administrative, financial and business development personnel and all other support expenses not directly related to specific contracts. Selling, general and administrative expenses increased by $6.7 million to $12.4 million for the year ended December 31, 2007 from $5.7 million for the year ended December 31, 2006. The increase in SG&A resulted principally from expenses incurred by Remedium’s operations in Europe which totaled $6.5 million. SG&A in the United States increased by $1.4 million to $5.7 million for the year ended December 31, 2007 as compared with $4.3 million for the year ended December 31, 2006. The increase in SG&A in the United States was principally due to increases in business development and marketing activities as the Company added additional personnel in this function and activities related to compliance with the requirements of Section 404 of the Sarbanes Oxley Act. Selling, general and administrative expenses as a percentage of net revenue was relatively unchanged at 39% for the year ended December 31, 2007 as compared to 37% of net revenue for the year ended December 31, 2006, an increase of 2%.

Depreciation and amortization expense increased by $1.9 million to $2.6 million for the year ended December 31, 2007 from $700 thousand for the year ended December 31, 2006, primarily as a result of $1.9 million of amortization of intangibles related to the Remedium acquisition.

Loss from operations increased by $2.8 million to $3.6 million, primarily for the reasons noted in the preceding paragraphs.

Net interest income for the year ended December 31, 2007 remained relatively unchanged at $285 thousand compared to net interest income of $282 thousand for the year ended December 31, 2006.

The tax benefit recognized relates primarily to the reversal of a deferred tax liability related to the acquisition of Remedium Oy. The deferred tax liability represents the difference between the assigned value of the intangible assets acquired and the tax basis of these assets. The Company had approximately $3.6 million of federal net operating loss carryforwards available at the end of 2007. The Company recorded a full valuation allowance against the remaining available net operating loss carryforward in the United States. In addition, the Company has approximately $7.8 million of state loss carryforwards for which the Company recorded a full valuation allowance. The Company also has certain foreign net operating loss carryforwards available which also have been fully reserved.

The net loss for the year ended December 31, 2007 increased to $2.8 million, or $.14 per diluted share, as compared to $495 thousand, or $0.04 per diluted share for the year ended December 31, 2006, primarily for the reasons noted above.

Year Ended December 31, 2006 Compared With Year Ended December 31, 2005

Net revenue for 2006 grew by $4.9 million to $15.3 million as compared to $10.4 million for 2005, an increase of 47%. This growth reflects an increase in the number of clinical studies and related contract values being managed by the Company’s US operations, and includes net revenues of $2.6 million attributable to Remedium Oy for November and December 2006. Our backlog at the end of 2006 increased significantly as a result of these new business signings and the acquisition of Remedium. At the end of 2006, backlog increased by $19.8 million to $42.5 million compared to $22.7 million at the end of 2005.

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

Selling, general, and administrative expenses included the salaries, wages and benefits of all administrative, financial and business development personnel and all other support expenses not directly related to specific contracts. Selling, general and administrative expenses for the year ended December 31, 2006 increased by $1.6 million to $5.7 million for the year ended December 31, 2006 from $4.1 million for the year ended December 31, 2005. The increase includes $1.3 million of selling, general and administrative cost for Remedium Oy for the months of November and December 2006 and $389 thousand of stock based compensation expense associated with the adoption of SFAS No. 123R. Selling, general and administrative expenses as a percentage of net revenue were 37% for the year ended December 31, 2006 as compared to 39% of net revenue for the year ended December 31, 2005. The decrease as a percentage of revenue was primarily due to a 47% growth in revenues offset by stock based compensation expense related to the adoption of SFAS No. 123R.

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

The effective income tax rate for the year ended December 31, 2006 and 2005 was not material. The Company had $2,038,000 of federal net operating loss carryforwards available at the end of 2005. The Company estimated that its 2006 taxable income in the United States was approximately $677,000 against which it applied the available net operating loss carryforwards. The Company recorded a valuation allowance of $1,361,000 against the remaining available loss carryforward. Income tax expense of $19 thousand related to taxes payable on income earned in certain countries in Europe

The net loss for the year ended December 31, 2006 decreased to $495 thousand, or $.04 per diluted share, as compared to $1.5 million, or $0.11 per diluted share 31, 2005 for the year ended December for the reasons noted above.

Liquidity and Capital Resources

Our primary cash needs are for the payment of salaries and fringe benefits, hiring and recruiting expenses, business development costs, acquisition-related costs, capital expenditures, and facilities–related expenses. Our principal source of cash is from contracts with clients. If we are unable to generate new contracts with existing and new clients and/or if the level of contract cancellations increases, revenues and cash flow will be adversely affected. Absent a material adverse change in the level of the Company’s new business bookings or contract cancellations, we believe that our existing capital resources, together with cash flow from operations, will be sufficient to meet our foreseeable cash needs for the next twelve months. However, if we significantly expand our business through acquisitions and/or continue to incur a loss from operations we may need to raise additional funds through the sale of debt or equity securities in order to keep operating our business. There can be no assurance that we will be able to raise such funds on favorable terms, if at all.

Our contracts usually require a portion of the contract amount to be paid at the time the contract is initiated. Additional payments are generally made upon completion of specific billing mechanisms, or on a regularly scheduled basis, throughout the life of the contract. Several of our contracts contain payment schedules that are weighted towards the later stages of the contract. Accordingly, cash receipts do not necessarily correspond to costs incurred and revenue recognized. For terminated studies, our contracts entitle us to receive the costs and expenses of winding down the terminated project as well as all fees earned by us up to the time of termination.

Net revenue is recognized on a proportional performance basis. We typically receive a low volume of large-dollar receipts. As a result, the number of days net revenue outstanding in accounts receivable, costs and estimated earnings in excess of related billings, customer advances, and billings in excess of related costs will fluctuate due to the timing and size of billings and cash receipts. At December 31, 2007, the net days revenue outstanding was (21) days compared to (37) days at December 31, 2006. Compared to December 31, 2006, accounts receivable on a consolidated basis decreased $1.8 million to $4.8 million at December 31, 2007. Of the accounts receivable balance at December 31, 2007, approximately 9% of the total was over 60 days past the due date.

Compared to December 31, 2006, costs and estimated earnings in excess of related billings on uncompleted contracts decreased by $400 thousand to $1.0 million at December 31, 2007. The decrease is the result of achieving certain billing mechanisms contained in the contracts with our clients that the Company attained and invoiced during 2007. The balance at December 31, 2007 primarily consisted of four clinical trials, which individually constituted 24%, 18%, 16% and 10% of the balance. These amounts are expected to be billed during 2008 as billing targets are met. The liability account billings in excess of related costs and estimated earnings on uncompleted contracts decreased by $400 thousand to $3.3 million as of December 31, 2007 from $3.7 million as of December 31, 2006. This decrease resulted from recognition of revenue on contracts which we had billed and received advance payments from customers during 2007. The $1.6 million decrease in customer advances to $3.2 million as of December 31, 2007 from $4.8 million as of December 31, 2006 resulted from payments made to third parties on behalf of our clients as well as the return of certain advances made to us on cancelled contracts.

Our net cash provided by operating activities decreased by $1.2 million to $700 thousand for the year ended December 31, 2007 from $1.9 million for the year ended December 31, 2006. This change primarily resulted from decreases in billings in excess of related costs and estimated earnings on uncompleted contracts and customer advances, which was offset by decreases in our accounts receivable, cost and estimated earnings in excess of related billings on uncompleted contracts

Net cash used by investing activities decreased $1.2 million to $2.4 million for the year ended December 31, 2007 from $3.6 million for the year ended December 31, 2006. The decrease was principally due to a $1.6 million reduction in the amount of cash used to complete the acquisition of Remedium in 2007 compared to 2006. This was partially offset by $473 thousand increase in the amount of property and equipment purchased in 2007 compared to 2006. Purchases of property and equipment for the year ended December 31, 2007 included software and hardware, including host servers and computers for our corporate office and field-based personnel. Net cash provided by financing activities was $5.1 million for the year ended December 31, 2007 principally due to the sale of 1,748,252 shares of common stock in a private placement at a price of $2.86 per share less applicable fees and expenses. The Company also received $470 thousand from the exercise of employee stock options for the year ended December 31, 2007 compared to $67 thousand for the year ended December 31, 2006. As a result of these cash flows, our cash and cash equivalents balance at December 31, 2007 was $9.1 million as compared to $5.5 million at December 31, 2006, an increase of $3.6 million.

The Company has two significant lines of credit for its European operations. The first credit facility amounting to $736 thousand is with Svenska Handelsbanken AB with interest charged at Handlesbanken Avista +0.9%, which at year-end was approximately 3.9%. The second significant line of credit amounting to $442 thousand is with Okopankki Oyj with interest charged at 1 month euribor +0.5%, which at year end was approximately 4.2%. There were no borrowings under these credit facilities at December 31, 2007. Commitments by the banks generally expire one year from the date of the agreement and are generally renewed. (Amounts were converted based on an exchange rate of 1.00 EUR ~ 1.4729 USD)

The Company has incurred net losses in recent years due in part to certain charges such as the amortization of intangibles, depreciation of fixed assets and share based compensation expense. However, we believe we will be able to become a profitable business as a result of our recent acquisition of Remedium Oy, anticipated new business awards combined with a leaner cost structure, and a more favorable mix of future contracts. Management believes that cash on hand and cash provided by operations will be sufficient to meet the Company’s obligations for the foreseeable future. In the event that we are not able to develop new business or existing contracts are terminated, there is a potential risk that the Company will not achieve profitability and, accordingly, might not be able to meet future cash obligations. There can be no assurance that anticipated new business will be obtained and if such business is not obtained our results of operations, financial position and cash flow could be adversely and materially affected.

Off Balance Sheet Financing Arrangements

As of December 31, 2007, we did not have any off-balance sheet financing arrangements or any equity ownership interests in any variable interest entity or other minority owned ventures.

Contractual Obligations and Commitments

In August 2007, we entered into a lease agreement for several pieces of office equipment that is being accounted for as a capital lease obligation. This lease was recorded as an asset and in general was for peripheral office equipment. The present value of the capital lease obligation and the corresponding asset value of the equipment acquired was $151 thousand. We did not enter into any capital lease obligations in 2005 or 2006. We are committed under a number of non-cancelable operating leases, primarily related to office space and other office equipment. In 2008, we anticipate capital expenditures of approximately $200,000—$300,000 for leasehold improvements, software applications, workstations, personal computer equipment and related assets. A significant portion of our service agreement commitments, which are primarily comprised of investigator payments, are expected to be reimbursed under agreements with clients.

Recently Issued Accounting Standards

In September 2006, the FASB issued SFAS No. 157, “Fair Value Measurement”. SFAS No. 157 defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles (GAAP), and expands disclosures about fair value measurements. This statement is effective for fiscal years beginning after November 15, 2007, and interim periods within those fiscal years. We are currently evaluating the future impact of SFAS No. 157 on our consolidated financial statements or results of operations.

In September 2006, the FASB issued SFAS No. 158, “Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans—an amendment of FASB Statements No. 87, 88, 106, and 132(R)”. SFAS 158 requires an employer to recognize the over funded or under funded status of a defined benefit postretirement plan (other than a multiemployer plan) as an asset or liability in its statement of financial position and to recognize changes in that funded status in the year in which the changes occur through comprehensive income of a business. SFAS No. 158 also requires an employer to measure the funded status of a plan as of the date of its year-end statement of financial position, with limited exceptions. This statement is effective for the first fiscal year ending after December 15, 2006 for initial recognition and December 15, 2008 for measurement of plan assets and benefit obligations. We have evaluated the impact of SFAS No. 158 and have determined that it did not have a material impact on our consolidated financial statements or results of operations.

In February 2007, the FASB issued SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities – Including an amendment of FASB Statement No. 115” (“SFAS No. 159”). SFAS No. 159 permits entities to choose to measure many financial instruments and certain other items at fair value that are not currently required to be measured at fair value. SFAS No. 159 also establishes presentation and disclosure requirements designed to facilitate comparisons between entities that choose different measurement attributes for similar types of assets and liabilities. This statement is effective in the first fiscal year that begins after November 15, 2007. We have evaluated the impact of SFAS No. 159 and have determined that it will not have a material impact on our consolidated financial statements.

In September 2006, the SEC Staff issued Staff Accounting Bulletin No. 108, “Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in the Current Year Financial Statements” (“SAB No. 108”). SAB No. 108 requires the use of two alternative approaches in quantitatively evaluating materiality of misstatements. If the misstatement as quantified under either approach is material to the current year financial statements, the misstatement must be corrected. If the effect of correcting the prior year misstatements in the current year income statement is material, the prior year financial statements should be corrected. In the year of adoption the misstatements may be corrected as an accounting change by adjusting opening retained earnings rather than being included in the current year income statement. This bulletin is effective for the first fiscal year ending after November 15, 2006. We evaluated the impact of SAB No. 108 in the year of adoption and for the current year and have determined that it did not have a material impact on our consolidated financial statements in the year of adoption or for the current year.

In July 2006, the FASB issued Financial Interpretation Number 48 (“FIN 48”), “Accounting for Uncertainty in Income Taxes, an interpretation of SFAS 109”, which became effective for the Company on January 1, 2007. FIN 48 prescribes a more likely than not threshold for financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. The amount recognized is measured as the largest amount of benefit that is greater than 50 percent likely of being realized upon ultimate settlement with taxing authorities. This Interpretation also provides guidance regarding interest and penalties associated with tax positions, accounting for income taxes in interim periods, and income tax disclosures. The Company is required to apply the provisions of FIN 48 to all tax positions upon initial adoption with any cumulative effect adjustment to be recognized as an adjustment to retained earnings. We have evaluated the impact of FIN 48 and have determined that it did not have a material impact on our consolidated financial statements.

ITEM 7A.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Market Risk

The fair values of cash and cash equivalents, restricted cash, accounts receivable, costs and estimated earnings in excess of related billings on uncompleted contracts, accounts payable, accrued expenses and billings in excess of related costs and estimated earnings on uncompleted contracts were not materially different than their carrying amounts as reported at December 31, 2007 and December 31, 2006.

As of December 31, 2007, the Company was not counter party to any forward foreign exchange contracts or any other transaction involving a derivative financial instrument.

Foreign Currency Exchange Risk

The Company is exposed to foreign currency exchange risk through its international operations. For the year ended December 31, 2007, approximately 61% of our net revenue was derived from contracts denominated in other than U.S. Dollars compared to 20% of net revenues for the year ended December 31, 2006. The increase in the percentage of net revenue derived from contracts denominated in currencies other than the U.S. Dollar is principally attributable to the acquisition of Remedium. Since our financial results are reported in U.S. Dollars changes in foreign currency exchange rates could adversely affect our results of operations and financial condition. To date, we have not engaged in any derivative or contractual hedging activities related to our foreign exchange exposures.

Assets and liabilities of the Company’s international operations are translated into U.S. Dollars at exchange rates in effect on the balance sheet date and equity accounts are translated at historical exchange rates. Revenue and expense items are translated at average exchange rates in effect during the period. Gains or losses from translating foreign currency financial statements are recorded in a separate stockholders equity account entitled “Accumulated Other Comprehensive Income”. The cumulative translation adjustment included in accumulated other comprehensive income for the years ended December 31, 2007, 2006 and 2005 was $150 thousand, $27 thousand, and ($23) thousand, respectively.

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

Conclusion Regarding the Effectiveness of Disclosure Controls and Procedures

A control system, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the control system are met. Further, the design of a control system must reflect the fact that there are resource constraints and the benefits of controls must be considered relative to costs. Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within our company have been detected. Because of the inherent limitations in a cost-effective control system, misstatements due to error or fraud may occur and not be detected.

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

Management’s Annual Report on Internal Control Over Financial Reporting

Management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Rules 13a-15(f) and 15d-15(f) of the Securities Exchange Act of 1934, as amended. Under the supervision and with the participation of management, including our principal executive officer and principal financial officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting based on the framework in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on our evaluation under the framework in Internal Control — Integrated Framework, management concluded that our internal control over financial reporting was effective as of December 31, 2007.

This Annual Report on Form 10-K does not include an attestation report of the Company’s registered public accounting firm regarding internal control over financial reporting. Management’s report was not subject to attestation by the Company’s registered public accounting firm pursuant to temporary rules of the Securities and Exchange Commission that permit the company to provide only management’s report in this annual report.

Changes in Internal Control Over Financial Reporting

Our management, including our principal executive and principal financial officers, has evaluated any changes in our internal control over financial reporting that occurred during the year ended December 31, 2007, and has concluded that there was no change that occurred during the quarter ended December 31, 2007 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART III

ITEM 10.	DIRECTORS AND EXECUTIVE OFFICERS OF REGISTRANT

Information concerning Directors, Executive Officers, Promoters and Control Persons; Compliance with Section 16(a) of the Exchange Act, is incorporated herein by reference to the similarly titled section in our definitive proxy materials for our 2008 Annual Meeting of Stockholders.

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

Information concerning Executive Compensation is incorporated herein by reference to the similarly titled section in our definitive proxy materials for our 2008 Annual Meeting of Stockholders.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

Information concerning Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters is incorporated herein by reference to the similarly titled section in our definitive proxy materials for our 2008 Annual Meeting of Stockholders.

The following table details information regarding the Company’s existing equity compensation plans as of December 31, 2007:

Equity Compensation Plan Information

Plan Category	(a) Number of securities to be issued upon exercise of outstanding options, warrants and rights	(b) Weighted- average exercise price of outstanding options, warrants and rights	(c) Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))
Equity compensation plans approved by security holders	1,091,733	2.64	889,882
Equity compensation plans not approved by security holders	—	—	—

Total	1,091,733	2.64	889,882

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

Information concerning Certain Relationships and Related Transactions is incorporated herein by reference to the similarly titled section in our definitive proxy materials for our 2008 Annual Meeting of Stockholders.

ITEM 14.	PRINCIPAL ACCOUNTANT FEES AND SERVICES

Information concerning Principal Accountant Fees and Services is incorporated herein by reference to the similarly titled section in our definitive proxy materials for our 2008 Annual Meeting of Stockholders.

PART IV

ITEM 15. EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

(a)	Financial Statement Schedule.

Schedule II- Valuation and Qualifying Accounts. Filed herewith.

(b)	Exhibits

2.1	-	Combination Agreement by and among Covalent Group, Inc., Kai Lindevall, Jan Lilja, Sven-Erik Nilsson, Vesa Manninen, Seppo Oksanen, Heikki Vapaatalo, Riitta Korpela, Agneta Lindevall, and NTGLT PHARMA BVBA incorporated by reference to Exhibit 2.1 to our Annual Report on Form 10-K filed with the Securities and Exchange Commission on March 29, 2006.

2.2	-	Amended and Restated Combination Agreement dated as of July 6, 2006 by and among Covalent Group, Inc., Kai Lindevall, Jan Lilja, Sven-Erik Nilsson, Vesa Manninen, Seppo Oksanen, Heikki Vapaatalo, Riitta Korpela, Agneta Lindevall, and NTGLT PHARMA BVBA incorporated by reference to Exhibit 2.1 to our Current Report on Form 8-K filed with the Securities and Exchange Commission on July 7, 2006.

3.1	-	Certificate of Incorporation of Covalent Group, Inc., filed with the Secretary of State of the State of Delaware on April 16, 2002 incorporated by reference to Exhibit 3.2 to our Current Report on Form 8-K filed with the Securities and Exchange Commission on July 2, 2002.

3.2	-	Certificate of Amendment of Certificate of Incorporation of Covalent Group, Inc. incorporated by reference to Exhibit 3.2 to our Annual Report on Form 10-K filed with the Securities and Exchange Commission on April 2, 2007.

3.3	-	Bylaws of Covalent Group, Inc. incorporated by reference to Exhibit 3.1 to our Current Report on Form 8-K filed with the Securities and Exchange Commission on July 2, 2002.

4.1	-	Lock-Up Agreement, dated November 1, 2006, by and among Encorium Group, Inc. and Kai Lindevall, Jan Lilja, Sven-Erik Nilsson, Vesa Manninen, NTGLT Pharma BVBA, Seppo Oksanen, Heikki Vapaatalo, Riitta Korpela and Agneta Lindevall incorporated by reference to Exhibit 4.1 to our Current Report on Form 8-K filed with the Securities and Exchange Commission on November 6, 2006.

4.2	-	Option Exchange Agreement incorporated by reference to Exhibit 4.2 to our Current Report on Form 8-K filed with the Securities and Exchange Commission on November 6, 2006.

4.3*	-	Form of Non-Qualified Stock Option Award Agreement incorporated by reference to Exhibit 4.2 to our Current Report on Form 8-K filed with the Securities and Exchange Commission on December 14, 2006.

4.4*	-	Form of Incentive Stock Option Award Agreement incorporated by reference to Exhibit 4.3 to our Current Report on Form 8-K filed with the Securities and Exchange Commission on December 14, 2006.

10.1*	-	Covalent Group, Inc. 2002 Equity Incentive Plan incorporated by reference to Appendix E to our Definitive Proxy Statement filed with the Securities and Exchange Commission on April 30, 2002.

10.2*	-	Amended and Restated Covalent Group, Inc. 1996 Stock Incentive Plan incorporated by reference to Annex A of our Definitive Proxy Statement filed with the Securities and Exchange Commission on May 1, 2000.

10.3*	-	1995 Stock Option Plan incorporated by reference to Annex A of our Definitive Proxy Statement filed with the Securities and Exchange Commission on May 10, 2000.

10.4*	-	Covalent Group, Inc. 2006 Equity Incentive Plan incorporated by reference to Appendix D of our Definitive Proxy Statement filed with the Securities and Exchange Commission on September 15, 2006.

10.5	-	Second Amendment to Lease between Dean Witter Realty Income Partnership II, L.P. and Covalent Group, Inc. dated November 14, 1996 incorporated by reference to Exhibit 10.3 to our Annual Report on Form 10-KSB filed with the Securities and Exchange Commission on March 30, 1998.

10.6	-	Fourth Amendment to Lease between FV Office Partners, L.P. (successor to Dean Witter Realty Income Partnership III, L.P.) and Covalent Group, Inc. dated November 27, 2001 incorporated by reference to Exhibit 10.13 to our Annual Report on Form 10-KSB filed with the Securities and Exchange Commission on April 1, 2002.

10.7	-	Fifth Amendment to Lease between FV Office Partners, L.P. and Covalent Group, Inc. dated December 13, 2002 incorporated by reference to Exhibit 10.23 to our Annual Report on Form 10-KSB filed with the Securities and Exchange Commission on March 31, 2003.

10.8*	-	Form of Indemnification Agreement between Covalent Group, Inc., a Delaware Corporation, and its officers and directors incorporated by reference to Exhibit 10.1 to our Quarterly Report on Form 10-QSB filed with the Securities and Exchange Commission on August 13, 2002.

10.9	-	Letter Agreement between Covalent Group, Inc. and Lawrence R. Hoffman dated July 21, 2004 incorporated by reference to Exhibit 10.11 to our Quarterly Report on Form 10-Q filed with the Securities and Exchange Commission on November 15, 2004.

10.10*	-	Executive Severance Agreement between Covalent Group Inc. and Lawrence R. Hoffman dated September 28, 2005 incorporated by reference to Exhibit 10.1 on our Current Report on Form 8-K filed with the Securities and Exchange Commission on October 4, 2005.

10.11	-	Lease Agreement between Ealing Studios and Covalent Group Limited dated March 7, 2006 incorporated by reference to Exhibit 10.13 to our Annual Report on Form 10-K filed with the Securities and Exchange Commission on March 29, 2006.

10.12*	-	Employment Agreement, dated November 1, 2006, by and among Remedium Oy, Encorium Group, Inc. and Kai Lindevall incorporated by reference to Exhibit 10.1 to our Current Report on Form 8-K filed with the Securities and Exchange Commission on November 6, 2006 .

10.13*	-	Executive Severance Agreement, dated November 1, 2006, by and between Encorium Group, Inc. and Kai Lindevall incorporated by reference to Exhibit 10.2 to our Current Report on Form 8-K filed with the Securities and Exchange Commission on November 6, 2006

10.14	-	Securities Purchase Agreement, dated as of May 8, 2007, by and among Encorium Group, Inc., Capital Ventures International, and Enable Growth Partners, LP incorporated by reference to Exhibit 10.1 to our Current Report on Form 8-K filed with the Securities and Exchange Commission on May 14, 2007.

10.15	-	Registration Rights Agreement, dated as of May 9, 2007, by and among Encorium Group, Inc., Capital Ventures International, and Enable Growth Partners, LP incorporated by reference to Exhibit 10.2 to our Current Report on Form 8-K filed with the Securities and Exchange Commission on May 14, 2007.

10.16	-	Form of Warrant issued May 9, 2007 incorporated by reference to Exhibit 10.3 to our Current Report on Form 8-K filed with the Securities and Exchange Commission on May 14, 2007.

21	-	Subsidiaries of the Registrant. Filed herewith.

23	-	Consent of Deloitte & Touche LLP. Filed herewith.

31.1	-	Certification of Chief Executive Officer required by Rule 13a-14(a) or Rule 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002. Filed herewith.

31.2	-	Certification of Principal Accounting Officer required by Rule 13a-14(a) or Rule 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002. Filed herewith.

32.1	-	Certification pursuant to 18 U.S.C. § 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. Filed herewith.

32.2	-	Certification pursuant to 18 U.S.C. § 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. Filed herewith.

*	This exhibit is a management contract or arrangement required to be filed as an exhibit to this report.

ENCORIUM GROUP, INC.

CONSOLIDATED FINANCIAL STATEMENTS

YEARS ENDED DECEMBER 31, 2007, 2006 and 2005

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of:

Encorium Group, Inc.

Wayne, Pennsylvania

We have audited the accompanying consolidated balance sheets of Encorium Group, Inc. and subsidiaries (the “Company”) as of December 31, 2007 and 2006, and the related consolidated statements of operations, stockholders’ equity, and cash flows for each of the three years in the period ended December 31, 2007. Our audits also included the financial statement schedule listed in the Index at Item 15. These financial statements and financial statement schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on the financial statements and financial statement schedule based on our audits.

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

In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of Encorium Group, Inc. and subsidiaries as of December 31, 2007 and 2006, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2007, in conformity with accounting principles generally accepted in the United States of America. Also, in our opinion, such financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

/s/ Deloitte & Touche LLP

Philadelphia, Pennsylvania

March 26, 2008

Encorium Group, Inc.

Consolidated Statements of Operations

	Twelve Months Ended December 31,
	2007	2006	2005
Net revenue	$31,650,082	$15,325,822	$10,403,079
Reimbursement revenue	5,151,483	2,358,691	2,323,921

Total Revenue	36,801,565	17,684,513	12,727,000

Operating Expenses
Direct	20,241,921	9,652,920	7,441,145
Reimbursement out-of-pocket expenses	5,151,483	2,358,691	2,323,921
Selling, general and administrative	12,366,095	5,731,388	4,076,696
Depreciation and amortization	2,610,505	699,286	510,338

Total Operating Expenses	40,370,004	18,442,285	14,352,100

Loss from Operations	(3,568,439)	(757,772)	(1,625,100)
Interest Income	296,884	293,061	150,112
Interest Expense	(12,143)	(10,883)	(9,751)

Net Interest Income	284,741	282,178	140,361

Loss before Income Taxes	(3,283,698)	(475,594)	(1,484,739)
Income Tax (Benefit) Expense	(532,271)	18,817	—

Net Loss	$(2,751,427)	$(494,411)	$(1,484,739)

Net Loss per Common Share
Basic	$(0.14)	$(0.04)	$(0.11)
Diluted	$(0.14)	$(0.04)	$(0.11)
Weighted Average Common and Common Equivalent Shares Outstanding
Basic	19,167,022	13,990,321	13,346,915
Diluted	19,167,022	13,990,321	13,346,915

See accompanying notes to the consolidated financial statements.

Encorium Group, Inc.

Consolidated Balance Sheets

	December 31, 2007	December 31, 2006
Assets
Current Assets
Cash and cash equivalents	$9,109,456	$5,533,093
Investigator advances	551,697	1,299,682
Accounts receivable, less allowance of $97,000 for 2007 and 2006, respectively	4,824,795	6,583,393
Prepaid expenses and other	867,651	562,940
Prepaid taxes	4,031	2,375
Costs and estimated earnings in excess of related billings on uncompleted contracts	994,777	1,430,045

Total Current Assets	16,352,407	15,411,528

Property and Equipment, Net	1,293,616	1,048,219
Intangible Assets
Goodwill	15,388,299	15,372,540
Other Intangibles, Net	4,204,825	6,197,584
Other assets	291,148	267,179

Total Assets	$37,530,295	$38,297,050

Liabilities and Stockholders’ Equity
Current Liabilities
Accounts payable	$1,366,905	$1,392,260
Accrued expenses	3,696,404	3,111,614
Accrued acquisition costs	—	5,714,780
Deferred Taxes	316,675	623,972
Obligations under capital leases	29,688	29,205
Billings in excess of related costs and estimated earnings on uncompleted contracts	3,329,869	3,673,435
Customer advances	3,244,834	4,774,112

Total Current Liabilities	11,984,375	19,319,378

Long Term Liabilities
Obligations under capital leases	117,723	7,790
Deferred Taxes	876,308	1,093,254
Other liabilities	446,253	574,795

Total Long Term Liabilities	1,440,284	1,675,839

Total Liabilities	13,424,659	20,995,217

Stockholders’ Equity
Common stock, $.001 par value 35,000,000 shares authorized, 20,834,004 and 17,498,575 shares issued and outstanding respectively	20,834	17,499
Additional paid-in capital	32,154,227	23,720,213
Additional paid-in capital warrants	905,699	—
Accumulated deficit	(8,663,954)	(5,912,527)
Accumulated other comprehensive income	387,054	174,872

Less:	24,803,860	18,000,057
Treasury stock, at cost, 230,864 shares	(698,224)	(698,224)

Total Stockholders’ Equity	24,105,636	17,301,833

Total Liabilities and Stockholders’ Equity	$37,530,295	$38,297,050

See accompanying notes to the consolidated financial statements.

Encorium Group, Inc.

Consolidated Statements of Stockholders Equity

	Number of Common Shares	Par Value	Additional Paid-In Capital	Retained Earnings (Accum. Deficit)	Accum. Other Comprehensive Income	Treasury Stock at Cost	Total Stockholders’ Equity
Balance at December 31, 2004	13,495,666	$13,496	$12,017,822	$(3,933,377)	$170,289	$(458,974)	$7,809,256
Net Loss				(1,484,739)			(1,484,739)
Other comprehensive income
Foreign currency Translation adjustment					(22,552)		(22,552)

Total
Comprehensive loss							(1,507,291)
Issuance of common shares—exercise of stock options	5,667	6	10,593				10,599

Balance at December 31, 2005	13,501,333	$13,502	$12,028,415	$(5,418,116)	$147,737	$(458,974)	$6,312,564
Net Loss				(494,411)			(494,411)
Other comprehensive loss
Foreign currency translation adjustment					27,135		27,135

Total
Comprehensive loss							(467,276)
SFAS 123R Compensation			389,514				389,514
Issuance of common shares—exercise of stock options	110,316	110	306,171			(239,250)	67,031
Issuance of common shares—Remedium Oy acquisition	3,886,926	3,887	10,996,113				11,000,000

Balance at December 31, 2006	17,498,575	$17,499	$23,720,213	$(5,912,527)	$174,872	$(698,224)	$17,301,833
Net Loss				(2,751,427)			(2,751,427)
Other comprehensive loss
SFAS 158 Pension adjustment, net of tax					62,127		62,127
Foreign currency translation adjustment					150,055		150,055

Total
Comprehensive loss							(2,539,245)
SFAS 123R Compensation			211,102				211,102
Issuance of common shares:
- exercise of stock options	173,749	174	469,853				470,027
- sales to investors	1,748,252	1,748	3,754,471				3,756,219
Issuance of warrants for common shares			905,699				905,699
Issuance of common shares—Remedium Oy acquisition	1,413,428	1,413	3,998,588				4,000,001

Balance at December 31, 2007	20,834,004	$20,834	$33,059,926	$(8,663,954)	$387,054	$(698,224)	$24,105,636

See accompanying notes to the consolidated financial statements.

Encorium Group, Inc.

Consolidated Statements of Cash Flows

	Twelve Months Ended December 31,
	2007	2006	2005
Operating Activities:
Net Loss	$(2,751,427)	$(494,411)	$(1,484,739)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation and amortization	2,610,505	699,286	510,338
Share-based compensation expense	211,102	389,514	—
Changes in assets and liabilities;
Investigator advances	749,353	(1,298,673)	144,603
Accounts receivable	2,213,358	(3,326,765)	4,100,169
Prepaid expenses and other	(242,855)	601,664	(154,121)
Prepaid taxes	(1,656)	10,665	1,119,275
Costs and estimated earnings in excess of related billings on uncompleted contracts	477,170	(999,296)	1,284,349
Other assets	(3,441)	(4,667)	—
Accounts payable	(75,019)	414,903	(696,404)
Accrued expenses	240,114	237,189	(161,136)
Other liabilities	(94,163)	(130,868)	(116,341)
Deferred taxes	(531,905)	19,502	—
Billings in excess of related costs and estimated earnings on uncompleted contracts	(450,667)	2,061,324	(425,481)
Customer advances	(1,694,970)	3,738,062	(60,367)

Net Cash Provided by Operating Activities	655,499	1,917,429	4,060,145

Investing Activities:
Remedium acquisition, net of cash acquired	(1,730,539)	(3,331,904)	—
Cash paid for property and equipment	(708,880)	(235,606)	(86,388)

Net Cash Used In Investing Activities	(2,439,419)	(3,567,510)	(86,388)

Financing Activities:
Net payments under capital leases	(8,094)	(26,314)	(23,709)
Proceeds from stock issue and warrants	4,661,918	—	—
Proceeds from exercise of stock options	470,027	67,031	10,559
Net payments on short-term borrowings	(21,562)	—	—

Net Cash Provided (Used) By Financing Activities	5,102,289	40,717	(13,110)

Effect of Exchange Rate Changes on Cash and Cash Equivalents	257,994	38,376	(22,552)
Net Increase (Decrease) In Cash and Cash Equivalents	3,576,363	(1,570,988)	3,938,095
Cash and Cash Equivalents, Beginning of Period	5,533,093	7,104,081	3,165,986

Cash and Cash Equivalents, End of Period	$9,109,456	$5,533,093	$7,104,081

Supplemental Disclosure of Non Cash Investing Activities:
Issuance of Common Stock in connection with the Remedium acquisition	$4,000,001	$11,000,000	$—
Accrued acquisition costs for the Remedium acquisition		$5,714,780	$—
Deferred tax liability related to goodwill and other intangibles resulting from the Remedium acquisition	$—	$1,697,724	$—

See accompanying notes to the consolidated financial statements.

ENCORIUM GROUP, INC

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.	DESCRIPTION OF BUSINESS:

In this discussion, the terms, “Company”, “we”, “us”, and “our”, refer to Encorium Group, Inc. and subsidiaries (formerly known as, “Covalent Group, Inc.”), except where it is made clear otherwise.

We are a clinical research organization that engages in the design and management of complex clinical trials for the pharmaceutical, biotechnology and medical device industries. Our mission is to provide our clients with high quality, full-service support for their clinical trials. We offer therapeutic expertise, experienced team management and advanced technologies. Our headquarters is based in Wayne, Pennsylvania and our international operations are based in Espoo, Finland.

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

In November 2006, we expanded our international operations with the acquisition of Remedium Oy, a CRO founded in 1996 in Finland which offers clinical trial services to the pharmaceutical and medical device industries. With this acquisition, we gained a Northern and Eastern European presence to support existing clinical trial contracts and expand our presence internationally. We were incorporated in August 1989 in Nevada and in June 2002, the Company changed its state of incorporation to Delaware.

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

Consolidation

The consolidated financial statements for 2007, 2006 and 2005 include our accounts and the accounts of our wholly-owned subsidiaries. Intercompany transactions and balances have been eliminated in consolidation.

Cash and Cash Equivalents

We consider all highly liquid debt instruments purchased with an original maturity of three months or less to be cash equivalents.

ENCORIUM GROUP, INC

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – CONTINUED

Investigator Advances

We received advance payments from a small number of our clients as part of long-term contracts, which includes a separate cash account to be utilized for payment of investigator fees. As of December 31, 2007 and 2006, this cash amount was $552 thousand and $1.3 million, respectively. This amount is also included in customer advances in the accompanying balance sheets.

Revenue Recognition

The majority of our net revenue is recognized from fixed price contracts on a proportional performance method based on assumptions regarding the estimated completion of the project. This method is used because management considers total costs incurred to be the best available measure of progress on these contracts. Work is also performed under time and material contracts whereby we recognize revenue as hours are worked based on the hourly billing rate for each contract.

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

There are no standard billing and payment provisions which are present in each contract. Each contract has separate and distinct billing and payment terms which are the result of negotiation between us an the client. Billings and the related payment terms from fixed price contracts are generally determined by provisions in the contract that may include certain payment schedules and the submission of required billing detail. The payment schedule in the contract reflects the value of services to be performed by us at the initiation of the contract. The payment schedule may include the value of certain interim billing mechanisms as well as periodic payments which are reasonably assured at the start of the contract and which we expect to receive during the duration of the contract. Accordingly, cash receipts, including the receipt of up front payments, periodic payments and payments related to the achievement of certain billing mechanisms, do not necessarily correspond to cost incurred and revenue recognized on contracts. A contract’s payment structure typically requires an upfront payment of 10% to 20% of the contract value at or shortly after the initiation of the contract, a series of periodic payments over the life of the contract and payments based upon the achievement of certain billing mechanisms. The upfront payments are deferred and recognized as revenues as services are performed under the proportional performance method. Periodic payments, including payments related to the achievement of certain billing mechanisms in the contract, are invoiced pursuant to the terms of the contract once the agreed upon services criteria have been achieved. Payments based upon interim billing mechanisms are included in the value of the contract because we expect to receive them during the term of the contract. All payments received pursuant to the contract are recognized in accordance with the proportional performance method. In a comprehensive full service drug development program, the client would not generally purchase certain services separately but as an integrated, full service arrangement in connection with the development of the drug.

ENCORIUM GROUP, INC

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – CONTINUED

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

As is customary in the industry, we will continue to exclude from revenue and expense in the Consolidated Statements of Income fees paid to investigators and the associated reimbursement since we acts as an agent on behalf of the pharmaceutical company sponsors with regard to investigator payments, in accordance with the Financial Accounting Standards Board Emerging Issues Task Force Rule No. 99-19 (“EITF 99-19”), “Reporting Revenue Gross as a Principal versus Net as an Agent”. These investigator fees are not reflected in our Net Revenue, Reimbursement Revenue, Reimbursement Out-of-Pocket Expenses, and/or Direct Expenses. The amounts of these investigator fees were $5.3 million, $2.4 million, and $1.2 million for the years ended December 31, 2007, 2006, and 2005 respectively.

Accounts Receivable

Accounts receivable and costs and estimated earnings in excess of related billings on completed contracts represent amounts due from our clients who are concentrated primarily in the pharmaceutical, biotechnology and medical device industries. Included in accounts receivable are amounts due from clients in connection with unbilled out-of-pocket pass-through costs in the amount of $318 thousand as of December 31, 2007 and $223 thousand as of December 31, 2006.

Concentration of Credit Risk

Our accounts receivable and costs and estimated earnings in excess of related billings on uncompleted contracts are concentrated with a small number of companies within the pharmaceutical, biotechnology and medical device industries. The significant majority of this exposure is to large, well established firms. Credit losses have historically been minimal. As of December 31, 2007, the total of accounts receivable and costs and estimated earnings in excess of related billings on uncompleted contracts was $5.8 million. Of this amount, the exposure to our three largest clients was 39% of the total, with the three largest clients representing 25%, 7% and 7% of total exposure, respectively. As of

ENCORIUM GROUP, INC

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – CONTINUED

December 31, 2006, the total of accounts receivable and costs and estimated earnings in excess of related billings on uncompleted contracts was $8.0 million. Of this amount, the exposure to our three largest clients was 52% of the total, with the three largest clients representing 35%, 9% and 8% of total exposure, respectively.

Financial Instruments

The fair value of cash and cash equivalents, restricted cash, accounts receivable, costs and estimated earnings in excess of related billings on uncompleted contracts, accounts payable, accrued expenses and billings in excess of related costs and estimated earnings on uncompleted contracts were not materially different than their carrying amounts as reported at December 31, 2007 and December 31, 2006.

As of December 31, 2007, the Company was not a counter party to any forward foreign exchange contracts or any other transaction involving a derivative financial instrument.

Property and Equipment

Property and equipment are recorded at cost. Depreciation is provided using the straight-line method over the estimated useful lives of the assets, which range from 3 to 8 years for equipment and furniture and fixtures and the remaining lease term for leasehold improvements and assets under capital lease. Depreciation and amortization, excluding the amortization of intangible assets, for the years ended December 31, 2007, 2006 and 2005 was $618 thousand, $367 thousand and $510 thousand, respectively. Expenditures for maintenance and repairs are charged to expense as incurred. When assets are sold, retired, or fully depreciated the cost and accumulated depreciation are removed from the accounts, and any gain or loss on the sale of property and equipment is included in operations.

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

Under the Modified Prospective Approach, the amount of compensation expense recognized includes compensation expense for all share-based payments granted prior to, but not yet fully vested as of January 1, 2006, based on the grant date fair value estimated in accordance with SFAS No. 123 and compensation expense for all share-based payments granted subsequent to January 1, 2006, based on the grant date fair value estimated in accordance with SFAS No. 123R. Prior to adoption of SFAS No. 123R, we determined share-based compensation expense by applying the intrinsic value method provided for in APB Opinion No. 25. Share-Based Compensation expense for the years ended December 31, 2007 and 2006 was $211 thousand and $389 thousand, or $0.01 and $0.03 on a basic and diluted earning per share basis, respectively.

ENCORIUM GROUP, INC

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – CONTINUED

Goodwill and Intangible Assets

The Company follows the provisions of SFAS No. 141, “Business Combinations,” and SFAS No. 142, “Goodwill and Other Intangible Assets,” applicable to business combinations. In accordance with these standards, goodwill acquired in connection with the acquisition of Remedium was not amortized. However, the identifiable intangible assets acquired in connection with the acquisition of Remedium will be amortized over their useful lives. Under SFAS No. 142, goodwill is subject to impairment testing annually or whenever events or changes in circumstances indicate that the carrying amount may not be fully recoverable. If carrying value exceeds current fair value, then goodwill is considered impaired and is reduced to fair value via a charge to earnings. The identifiable intangibles acquired in connection with the acquisition of Remedium are also subject to impairment testing under SFAS No. 142, whenever events or changes in circumstances indicated that the carrying amount may not be fully recoverable. Management made an assessment of Remedium’s fair value as November 1, 2007, one year from the acquisition date, in order to determine whether the amount of goodwill and related intangible assets acquired had been impaired. Management has determined that both goodwill and intangible assets acquired in connection with the acquisition of Remedium were not impaired and that no adjustment to the carrying value was necessary. As of December 31, 2007, we had goodwill of approximately $15.4 million and intangibles, net of amortization, of approximately $4.2 resulting from the acquisition of Remedium on November 1, 2006.

Foreign Currency Translation

Assets and liabilities of the Company’s international operations are translated into U.S. dollars at exchange rates in effect on the balance sheet date and equity accounts are translated at historical exchange rates. Revenue and expense items are translated at average exchange rates in effect during the year. Gains or losses from translating foreign currency financial statements are recorded in other comprehensive income. The cumulative translation adjustment increased other comprehensive income by $150 thousand for the year ended December 31, 2007 compared to an increase in other comprehensive income of $27 thousand for the year ended December 31, 2006 and a decrease in other comprehensive income of $23 thousand for the year ended December 31, 2005.

Income Taxes

The Company accounts for income taxes in accordance with the provisions of SFAS No. 109, “Accounting for Income Taxes”. SFAS No. 109 requires recognition of deferred tax liabilities and assets for the future expected tax consequences of events that have been included in the financial statements or tax returns. Under this method deferred tax liabilities and assets are determined based on the difference between the financial statement tax bases of assets and liabilities using enacted tax rates in effect for the year in which the differences are expected to reverse. At December 31, 2007, the Company recorded a full valuation allowance against its net deferred tax assets and net operating loss carry-forwards given that it is more likely than not that the deferred tax asset will not be realized.

ENCORIUM GROUP, INC

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – CONTINUED

The Company adopted the provisions of Financial Interpretation Number 48 (“FIN 48”), “Accounting for Uncertainty in Income Taxes, an interpretation of SFAS 109” on January 1, 2007. The implementation of FIN 48 did not result in any adjustment of the Company’s beginning tax positions. The impact of the Company’s reassessment of its tax positions in accordance with FIN 48 had no material impact on the results of operations, financial condition or liquidity for the year ended December 31, 2007. As of December 31, 2007, the Company has unrecognized United States federal and state net operating loss carryforwards of approximately $3.6 million and $7.8 million, respectively. These unrecognized United States federal and state net operating loss carryforwards have significantly increased due to the losses incurred to date during 2007. In addition, future changes in the unrecognized tax benefit, will have no impact on the effective tax rate due to the existence of the valuation allowance.

The Company files its tax returns as prescribed by the tax laws of the jurisdiction in which it operates. None of the Company’s tax filings in these jurisdictions are currently under audit. The Company’s policy is to recognize interest and penalties in Other Expense.

Earnings (Loss) Per Share

Earnings (loss) per share is calculated in accordance with SFAS No. 128, “Earnings Per Share.” Basic earnings (loss) per share is computed by dividing net income (loss) for the period by the weighted average number of common shares outstanding during the period. Diluted earnings (loss) per share is computed by dividing net income (loss) by the weighted average number of common shares plus the dilutive effect of warrants and outstanding stock options under the Company’s equity incentive plans. For 2007, 2006 and 2005 diluted net loss per common share is the same as basic net loss per common share, since the effects of potentially dilutive securities are antidilutive.

Supplemental Cash Flow Information

Cash paid for income taxes net of refunds for the years ended December 31, 2007, 2006, and 2005 was $58 thousand, $0, $0, respectively. Cash paid for interest for the years ended December 31, 2007, 2006, and 2005 was $12 thousand, $11 thousand, and $10 thousand, respectively.

Pensions

The Company contributes to state sponsored pension plans for its internationally based employees. The majority of these state sponsored pension plans are defined contribution plans. The amount of pension expense related to these plans for the year ended December 31, 2007 was $1.5 million.

Recently Issued Accounting Standards

In September 2006, the FASB issued SFAS No. 157, “Fair Value Measurement”. SFAS No. 157 defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles (GAAP), and expands disclosures about fair value measurements. This statement is effective for fiscal years beginning after November 15, 2007, and interim periods within those fiscal years. We are currently evaluating the impact of SFAS No. 157 on our consolidated financial statements or results of operations.

In September 2006, the FASB issued SFAS No. 158, “Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans—an amendment of FASB Statements No. 87, 88, 106, and 132(R)”. SFAS 158 requires an employer to recognize the over funded or under funded status of a defined benefit postretirement plan (other than a multiemployer plan) as an asset or liability in its statement of financial position and to recognize changes in that funded status in the year in which the changes occur through comprehensive income of a business. SFAS No. 158 also requires an employer to measure the funded status of a plan as of the date of its year-end statement of financial position, with limited exceptions. This statement is effective for the first fiscal year ending after December 15, 2006 for initial recognition and December 15, 2008 for measurement of plan assets and benefit obligations. We have evaluated the impact of SFAS No. 158 and have determined that it did not have a material impact on our consolidated financial statements or results of operations.

In February 2007, the FASB issued SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities – Including an amendment of FASB Statement No. 115” (“SFAS No. 159”). SFAS No. 159 permits entities

ENCORIUM GROUP, INC

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – CONTINUED

to choose to measure many financial instruments and certain other items at fair value that are not currently required to be measured at fair value. SFAS No. 159 also establishes presentation and disclosure requirements designed to facilitate comparisons between entities that choose different measurement attributes for similar types of assets and liabilities. This statement is effective in the first fiscal year that begins after November 15, 2007. We have evaluated the impact of SFAS No. 159 and have determined that it did not have a material impact on our consolidated financial statements.

In September 2006, the SEC Staff issued Staff Accounting Bulletin No. 108, “Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in the Current Year Financial Statements” (“SAB No. 108”). SAB No. 108 requires the use of two alternative approaches in quantitatively evaluating materiality of misstatements. If the misstatement as quantified under either approach is material to the current year financial statements, the misstatement must be corrected. If the effect of correcting the prior year misstatements in the current year income statement is material, the prior year financial statements should be corrected. In the year of adoption the misstatements may be corrected as an accounting change by adjusting opening retained earnings rather than being included in the current year income statement. This bulletin is effective for the first fiscal year ending after November 15, 2006. We have evaluated the impact of SAB No. 108 in the year of adoption and for the current year and have determined that it did not have a material impact on our consolidated financial statements in the year of adoption or for the current year.

In July 2006, the FASB issued Financial Interpretation Number 48 (“FIN 48”), “Accounting for Uncertainty in Income Taxes, an interpretation of SFAS 109”, which became effective for the Company on January 1, 2007. FIN 48 prescribes a more likely than not threshold for financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. The amount recognized is measured as the largest amount of benefit that is greater than 50 percent likely of being realized upon ultimate settlement with taxing authorities. This Interpretation also provides guidance regarding interest and penalties associated with tax positions, accounting for income taxes in interim periods, and income tax disclosures. The Company is required to apply the provisions of FIN 48 to all tax positions upon initial adoption with any cumulative effect adjustment to be recognized as an adjustment to retained earnings. We have evaluated the impact of FIN 48 and have determined that it did not have a material impact on our consolidated financial statements.

3.	PROPERTY & EQUIPMENT:

	December 31,
	2007	2006
Property & equipment consists of the following:
Equipment	$1,732,317	$1,439,570
Furniture & fixtures	540,347	491,774
Leasehold improvements	1,016,581	1,016,581
Equipment under capital lease	891,920	396,157

Total Property and Equipment	4,181,165	3,344,082

Accumulated depreciation	(2,887,549)	(2,295,863)

Property and equipment, net	$1,293,616	$1,048,219

The Company purchased $709 thousand of additional equipment in 2007. There was an increase in net book value of European assets due to foreign exchange rate differences totaling $29 thousand.

ENCORIUM GROUP, INC

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – CONTINUED

4.	INCOME TAXES:

	Year Ended December 31,
	2007	2006	2005
Net (loss) income before taxes:
United States	$(2,411,594)	$312,293	$(951,530)
Foreign	(339,833)	(806,704)	(533,209)

	$(2,751,427)	$(494,411)	$(1,484,739)

The components of the income tax provision (benefit) are as follows:

	Year Ended December 31,
	2007	2006	2005
Current:
Federal	$—	$—	$—
Foreign	69,443	18,817	—
State	—	—	—

.	$69,443	$18,817	$—

Deferred:
Federal	$—	—	—
Foreign	(601,714)	—	—
State	—	—	—

Total Company	$(532,271)	$18,817	$—

The federal statutory income tax rate is reconciled to the effective income tax rate as follows:

	Year Ended December 31,
	2006	2006	2005
Federal statutory rate	(34.0)%	(34.0)%	—
Decrease in valuation allowance	34.0%	34.0%	—
Other	(16.2)%	4.0%	—

	(16.2)%	4.0%	—

The components of the net current and long-term deferred tax assets and liabilities, measured under SFAS No. 109, are as follows:

	Year Ended December 31,
	2007	2006	2005
Deferred Tax Asset
Net operating loss carryforward	$2,035,000	$800,000	$1,071,000
Depreciation	—	—	(15,900)
Accrual	8,104	—	13,330
Total deferred tax assets	2,035,000	800,00	1,068,400

Valuation allowance	(2,035,000)	(800,000)	(1,068,400)

Net deferred tax asset	$8,104	—	—

Deferred tax liabilities
Amortization of Intangibles	1,093,255	1,697,724	—
Accrual	77,900	19,502	—
Other	21,828	—	—

Net deferred tax liability	$1,192,983	$1,717,226	$—

ENCORIUM GROUP, INC

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – CONTINUED

A deferred tax liability was recognized related to the acquisition of Remedium Oy for the difference between the assigned value of the intangible assets acquired and the tax basis of the intangible assets acquired. A tax rate of 26% was utilized to establish the deferred tax liability which is the current prevailing corporate income tax rate in Finland.

As of December 31, 2007, the Company had federal and state net operating loss carryforwards of approximately $3.6 million and $7.8 million, respectively. These net operating loss carryforwards have begun to expire and will continue to expire through 2024. As of December 31, 2007, the Company had $1.3 million of foreign net operating loss carryforwards. These net operating loss carryforwards have begun to expire and will continue to expire through 2014. The components of the net operating loss carryforwards by jurisdiction and expiration period are as follows:

	Amount	Useful Life in Years	Tax Year Benefit Begins to Expire
Net operating loss carryforward:
United States
Federal	$3,586,000	20	2005
State	$7,799,000	10	2003
Foreign	$1,338,000	10	2005

Deferred income taxes reflect the net tax effect of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amount used for income tax purposes. Due to the Company’s recent loss history, and uncertainty regarding the realization of deferred tax assets, deferred tax assets directly related to net operating loss carryforwards have been fully reserved as of December 31, 2007. The utilization of federal net operating loss carryforwards is subject to annual limitations in accordance with Section 382 of the Internal Revenue code. Certain state net operating loss carryforwards are also subject to annual limitations. The Company also has certain net operating loss carryforwards in foreign jurisdictions which also have been fully reserved. As of December 31, 2007, the Company believes that there are no significant uncertain tax positions, and no amounts have been recorded as interest and penalties. The Company does not anticipate any events that would require it to record a liability related to any uncertain tax position as prescribed by FIN 48.

5.	LINE OF CREDIT:

The Company has two significant lines of credit for its European operations. The first credit facility amounting to $736 thousand is with Svenska Handelsbanken AB with interest charged at Handlesbanken Avista +0.9%, which at year-end was approximately 3.9%. The second significant line of credit amounting to $442 thousand is with Okopankki Oyj with interest charged at 1 month euribor +0.5%, which at year end was approximately 4.2%. None of the combined facility was used at year-end. Commitments by the banks generally expire one year from the date of the agreement and are generally renewed. (Amounts were converted based on an exchange rate of 1.00 EUR ~ 1.4729 USD)

6.	EARNINGS (LOSS) PER SHARE:

Earnings (loss) per share is calculated in accordance with SFAS No. 128, “Earnings Per Share”. Basic earnings (loss) per share is computed by dividing net income (loss) for the period by the weighted average number of common shares outstanding during the period. Diluted earnings (loss) per share is computed by dividing net income (loss) by the weighted average number of common shares plus the dilutive effect of outstanding stock options under the Company’s equity incentive plans. For 2007, 2006 and 2005, diluted net loss per common share is the same as basic net loss per share, since the effects of potentially dilutive securities are anitdilutive. Stock options outstanding that are not included in the table below because of their anti-dilutive effect for the year ended December 31, 2007 were 1,091,733, for the year ended December 31, 2006 were 1,130,550 and for the year ended December 31, 2005 were 1,362,873.

The net loss and weighted average common and common equivalent shares outstanding for purposes of calculating net loss per common share were computed as follows:

	Year Ended December 31,
	2007	2006	2005
Net Loss	$(2,751,427)	$(494,411)	$(1,484,739)

Weighted average number of common shares outstanding used in computing basic earnings per share	19,167,022	13,990,321	13,346,915
Dilutive effect of stock options outstanding	—	—	—
Weighted average shares used in computing diluted earnings per share	19,167,022	13,990,321	13,346,915

Basic loss per share	$(0.14)	$(0.04)	$(0.11)
Diluted loss per share	$(0.14)	$(0.04)	$(0.11)

ENCORIUM GROUP, INC

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – CONTINUED

7.	STOCKHOLDERS’ EQUITY:

Treasury Stock

We have 230,864 common shares in treasury. The shares are valued using the cost method of accounting for treasury stock.

8.	STOCK-BASED COMPENSATION:

Employee Equity Incentive Plans

2006 Equity Incentive Plan

In November 2006, the Board of Directors approved the 2006 Equity Incentive Plan, which was approved by the stockholders in November 2006. Upon adoption, a total of 1,000,000 shares were available for grant under this plan. The plan provides for the granting of incentive and non-qualified stock options for the purchase of shares of common stock to directors, officers, employees, advisors and consultants, as defined under the provisions of the plan. Options issued under the plan are subject to a 3 year vesting period with a contractual term of 10 years.

2002 Equity Incentive Plan

In March 2002, the Board of Directors approved the 2002 Equity Incentive Plan, which was approved by the shareholders in June 2002. Upon adoption, a total of 1,000,000 shares were available for grant under this plan. The plan provides for the granting of incentive and non-qualified stock options for the purchase of shares of common stock to directors, officers, employees, advisors and consultants, as defined under the provisions of the plan. Options issued under the plan are subject to a 3 year vesting period with a contractual term of 5 years.

1996 Equity Incentive Plan

The Company’s 1996 Stock Incentive Plan and 1995 Stock Option Plan provide for the granting of incentive and non-qualified stock options for the purchase of shares of common stock to directors, officers, employees and consultants, as defined under the provisions of the plans. The 1996 Stock Incentive Plan was amended in 2000 to increase the number of common shares available for grant from 2,500,000 to 3,000,000. The stock incentive plan provides for the granting of incentive and non-qualified stock options for the purchase of shares of common stock to directors, employees and non-employee consultants, as defined under the provisions of the plan. Options issued under the plan are subject to a 4 year vesting period with a contractual term of 5 years. This plan expired in September 2006.

General Option Information

The Company has issued stock options to employees under share-based compensation plans. Stock options are issued at the current market price on the date of the grant, subject to a vesting period and contractual term associated with the plan the options were issued under. The fair value of each stock option is estimated on the date of grant using the Black-Scholes option pricing model that uses the assumptions noted in the following table. Expected volatility is based on historical volatility of our common stock. We use historical data on exercises of stock options and other factors to estimate the expected life of the share-based payments granted. For options granted under the 2002 Equity Incentive Plan, we determined the expected life to be 5 years for options granted prior to January 1, 2006 and 4 years for any options granted subsequent to January 1, 2006. We determined the expect life for options granted under the 2006 Equity Incentive Plan to be 7 years. The risk free rate is based on the U.S. Treasury bond rate commensurate with the expected life of the option.

ENCORIUM GROUP, INC

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – CONTINUED

	Year Ended December 31,
	2007	2006	2005
Risk-free interest rate	4.01% - 4.81%	4.53% - 5.16%	3.63% - 4.24%
Expected dividend yield	—	—	—
Expected life	7 years	4 years	5 years
Weighted average volatility	63%	55%	45%
Expected volatility	61% - 64%	53% - 63%	43% - 55%

Based upon the above assumptions, the weighted average fair value of the stock options granted for the years ended December 31, 2007, 2006 and 2005 was $2.45, $1.34, and $1.02, respectively.

A summary of award activity under the stock option plans as of December 31, 2007 and changes during the three prior years are presented below:

	Number of Shares	Range of Exercise Prices per Share	Weighted Average Exercise Price per Share	Intrinsic Value	Share Price @ 12/31/07
Options outstanding at December 31, 2004	1,481,192	$1.80 - 4.49	$3.27
Granted	776,250	2.05 - 2.82	2.25
Exercised	(5,667)	1.80 - 2.17	1.91
Canceled	(888,902)	1.94 - 4.38	3.57
Options outstanding at December 31, 2005	1,362,873	$1.94 - 4.49	$2.50
Granted	71,250	2.02 - 3.14	2.81
Exercised	(110,316)	2.23 - 2.90	2.78
Canceled	(193,257)	1.94 - 3.19	2.31
Options outstanding at December 31, 2006	1,130,550	$2.02 - 4.49	$2.53	$(927,051)	$1.71
Granted	173,166	2.67 - 6.08	3.74	(351,527)	1.71
Exercised	(125,650)	2.17 - 3.17	2.72	126,907	1.71
Canceled	(86,333)	2.02 - 4.49	3.20	128,636	1.71
Options outstanding at December 31, 2007	1,091,733	$2.05 - 6.08	$2.64	$(1,015,312)	$1.71

Vested options outstanding at:
December 31, 2007	653,321	$2.05 - 3.69	$2.50	$(516,124)	$1.71
Non-vested options outstanding at:
December 31, 2007	438,412	$2.05 - 6.08	$2.86	$(504,174)	$1.71

Approximately 252,282 options, net of forfeitures, of the 438,412 non-vested options outstanding as of December 31, 2007 will vest within the next year.

As of December 31, 2007, there was $414 thousand of total unrecognized compensation cost related to unvested share-based compensation awards granted under the stock option plans. That cost is expected to be recognized over a weighted-average period of 2.4 years.

The Company has a policy of issuing new shares to satisfy share option exercises.

At the time of our acquisition of Remedium Oy (“Remedium”) certain employees and non-employee directors of Remedium held options to purchase an aggregate of 660 shares of Remedium capital stock at an exercise price of EUR 750 per share. Pursuant to the terms of an Option Exchange Agreement, upon the consummation of the Company’s acquisition of Remedium on November 1, 2006, the options remained outstanding. However, upon exercise, the holders of the Remedium options are entitled to receive, in lieu of each Remedium share otherwise issuable upon such exercise, approximately 400.82 Encorium shares for each Remedium share otherwise issuable upon exercise of the options. The EUR 750 exercise price per share of Remedium share would represent an exercise price per Encorium share of $2.73, based on the exchange rate into the U.S. Dollar of the Euro designated by the Federal Reserve Bank of New York as of December 31, 2007. 120 of the Remedium options (or approximately 48,099 shares of Encorium stock) were exercised during 2007.

ENCORIUM GROUP, INC

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – CONTINUED

The following table summarizes information regarding stock options outstanding at December 31, 2007:

Options Outstanding
Range of Exercise Prices	Number Outstanding At December 31, 2007	Weighted Average Remaining Contractual Life in Years	Average Exercise Price Per Share
$2.00-$2.50	772,167	2.44	$2.26
2.51-3.00	132,566	7.32	2.68
3.01-3.50	5,500	3.75	3.13
3.51-4.00	134,000	3.52	3.70
4.01-4.50	7,500	9.16	4.10
$6.00-$6.50	40,000	9.07	6.08

	1,091,733	3.46	$2.64

Options Exercisable
Range of Exercise Prices	Number of Shares Expected to Vest	Weighted Average Remaining Contractual Life in Years	Weighted Average Exercise Price Per Share
$2.00-$2.50	517,587	2.41	$2.26
2.51-3.00	33,900	1.29	2.63
3.01-3.50	1,834	3.75	3.13
3.51-4.00	100,000	1.57	3.69
4.01-4.50	—	—	—
$6.00-$6.50	—	—	—

	653,321	3.48	$2.50

As of December 31, 2007, there were 889,882 stock options available for grant under our stock option plans.

A summary of stock options expected to vest in the next twelve months is as follows:

Options Expected To Vest Within 1 Year
Range of Exercise Prices	Number of Shares Expected to Vest	Weighted Average Remaining Contractual Life in Years	Weighted Average Exercise Price Per Share
$2.00-$2.50	198,544	2.50	$2.25
2.51-3.00	29,088	9.16	2.71
3.01-3.50	1,559	3.75	3.13
3.51-4.00	9,633	9.26	3.73
4.01-4.50	2,125	9.16	4.10
$6.00-$6.50	11,333	9.07	6.08

	252,282	3.88	$2.55

ENCORIUM GROUP, INC

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – CONTINUED

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

Under the Modified Prospective Approach, the amount of compensation expense recognized includes compensation expense for all share-based payments granted prior to, but not yet fully vested as of January 1, 2006, based on the grant date fair value estimated in accordance with SFAS No. 123 and compensation expense for all share-based payments granted subsequent to January 1, 2006, based on the grant date fair value estimated in accordance with SFAS No. 123R. In accordance with SFAS No. 123R, the amount of compensation expense recognized shall be reduced by the amount of pre-vested forfeitures the Company expects to occur over the remaining requisite service period. The Company determined that the appropriate rate of pre-vested forfeitures to be 15% of the total amount of compensation expense to be recognized for those share-based payments granted prior to, but not fully vested as of January 1, 2006 and those granted subsequent to January 1, 2006. The pre-vested forfeiture rate was determined based on the amount of pre-vested forfeitures experienced by the Company for the past 5 years. Prior to adoption of SFAS No. 123R, we determined share-based compensation expense by applying the intrinsic value method provided for in APB Opinion No. 25.

For the years ended December 31, 2007 and 2006, the adoption of SFAS No. 123R resulted in incremental stock-based compensation expense of $211 thousand and $389 thousand, or $0.01 and $0.03 on a basic and diluted earning per share basis, respectively. The adoption of SFAS No. 123R did not have a net impact on cash flows from operating, investing or financing activities. A deduction is not allowed for income tax purposes until the options are exercised. The amount of the income tax deduction will be the difference between the fair value of the Company’s common stock and the exercise price at the date of exercise. The tax effect of the income tax deduction in excess of the financial statement expense will be recorded as an increase in additional paid-in-capital. Accordingly, SFAS No. 123R requires the recognition of a deferred tax asset for the tax effect of the financial statement expense recorded. However, due to our recent loss history, and uncertainty regarding the realization of deferred tax assets, deferred tax assets have been fully reserved as of December 31, 2007. The net operating losses incurred to date by the Company are being carried forward and may be applied against future taxable income subject to certain limitations set forth in Section 382 of the Internal Revenue Code.

Pro Forma Information under SFAS No. 123 and APB No. 25 for Periods Prior to 2006

Prior to January 1, 2006 we accounted for our share-based compensation plans in accordance with the provisions of APB No. 25, as permitted by SFAS No. 123, and accordingly did not recognize compensation expense for stock options with an exercise price equal to or greater than the market price of the underlying grant as of the grant date. Had the fair value-based method as prescribed by SFAS No. 123 been applied, additional pre-tax compensation expense of $647 thousand would have been recognized for the twelve months ending December 31, 2005 and the effect on net income (loss) and earnings (loss) per share would have been as follows:

The pro forma stock-based compensation expense in the table below for December 31, 2005 was calculated using the assumptions found in the table above under ‘General Options Data’.

Twelve months ended December 31, 2005
Net Loss - as reported	$(1,484,739)
Deduct: Pro forma stock-based compensation expense determined under the fair value method	(647,485)
Pro forma Net Loss	$(2,132,224)
Net Loss Per Share
Basic - as reported	$(0.11)
Basic - pro forma	$(0.16)

Diluted - as reported	$(0.11)
Diluted - pro forma	$(0.16)

ENCORIUM GROUP, INC

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – CONTINUED

9.	EMPLOYEE BENEFIT PLAN:

The Company sponsors a 401(k) retirement savings plan that is available to substantially all its U.S. based full-time employees who elect to participate. Effective August 1, 2006, the Company began providing a matching contribution equal to 100% on the first 2% of the participant’s compensation (excluding bonus payments). In 2007 and 2006 company matching contributions were $78 thousand and $52 thousand, respectively. Matching contributions are determined each payroll period. The matching contribution is credited to the participant using a graded vesting schedule with six or more years of service required to become fully vested. The method for crediting vesting service is the plan year.

The Company contributes to state sponsored pension plans for its internationally based employees. The majority of these state sponsored pension plans are defined contribution plans. The amount of pension expense related to these plans as of December 31, 2007 was $1.5 million.

10.	SEGMENT DISCLOSURES:

The Company follows the provisions of SFAS No. 131, “Disclosures About Segments of an Enterprise and Related Information” which establishes standards for reporting business segment information. The Company operates in one segment predominantly in the clinical research industry providing a broad range of clinical research services on a global basis to the pharmaceutical, biotechnology and medical device industries.

The following table summarizes the distribution of net revenue and contracts with significant clients:

	Year Ended December 31,
	2007		2006		2005
	Percentage of Revenues	Number of Contracts	Percentage of Revenues	Number of Contracts	Percentage of Revenues	Number of Contracts
Client A	15%	2	22%	10	27%	3
Client B	12%	8	18%	2	26%	4
Client C	11%	12	11%	1	17%	7
Client D	7%	18	0%	0	13%	3

Top Clients	45%	40	51%	13	83%	17

Client A, B, C and D in the table above represent the four largest clients for 2007, but do not necessarily represent the same client for each year shown.

The significant clients above represented 21% and 58%, respectively, of the balance of cost and estimated earnings in excess of related billings on uncompleted contracts at December 31, 2007 and 2006.

The following table summarizes the distribution of net revenues from external clients by geographical region for the years ended December 31, 2007, 2006, and 2005.

	Year Ended December 31,
	2007	2006	2005
U.S	$11,557,135	$12,331,574	$9,720,665
Finland	12,017,867	2,067,010	—
Other Europe	8,075,080	927,238	682,414

Total	$31,650,082	$15,325,822	$10,403,079

ENCORIUM GROUP, INC

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – CONTINUED

The following table summarizes the distribution of the Company’s long lived assets by geographical region as of December 31, 2007 and 2006.

	2007	2006
US	$1,035,025	$764,113
Europe	19,851,715	21,854,230

Total	$20,886,740	$22,618,343

11.	CAPITAL AND OPERATING LEASE COMMITMENTS:

In August 2007, we entered into a lease agreement for several pieces of office equipment that is being accounted for as a capital lease. The amount of leased equipment accounted for as a capital lease at December 31, 2007 totaled $151 thousand with associated accumulated amortization of $10 thousand.

Future minimum lease payments on capital lease obligations at December 31, 2007 are as follows:

For the year ending December 31:
2008	$38,945
2009	35,784
2010	35,784
2011	35,784
2012	26,838

Total	173,135
Less amount representing interest	(25,724)

Present value of capital lease payments	$147,411

We are committed under a number of non-cancelable operating leases, primarily related to office space and other office equipment. Total lease expense was $2.2 million for the year ended December 31, 2007, $1.1 million for the year ended December 31, 2006, and $932 thousand for the year ended December 31, 2005.

Future minimum lease payments on operating lease obligations at December 31, 2007, are as follows:

	Total	1 Year	2-3 Years	4-5 Years	> 5 Years
Operating leases	$5,483,266	$2,926,839	$2,554,827	$1,600	$—

12.	OTHER LIABILITIES

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

13.	QUARTERLY FINANCIAL DATA (UNAUDITED):

2007
	For the Quarter Ended
	31-Mar	30-Jun	30-Sep	31-Dec	Total
Net Revenues	$8,811,346	$7,332,431	$7,187,322	$8,318,983	$31,650,082
Income (Loss) From Operations	95,873	(1,088,152)	(1,527,486)	(1,048,674)	(3,568,439)
Net Income (Loss)	$108,733	$(846,990)	$(1,281,007)	$(732,163)	$(2,751,427)

Net Income (Loss) Per Common Share
Basic	$0.01	$(0.04)	$(0.06)	$(0.04)	$(0.14)
Diluted	$0.01	$(0.04)	$(0.06)	$(0.04)	$(0.14)

ENCORIUM GROUP, INC

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – CONTINUED

2006
	For the Quarter Ended
	31-Mar	30-Jun	30-Sep	31-Dec (1)	Total
Net Revenue	$1,988,038	$3,605,508	$3,652,152	$6,080,124	$15,325,822
Loss From Operations	(846,329)	592,361	561,691	(1,065,495)	(757,772)
Net Loss	(777,897)	670,100	643,271	(1,029,885)	(494,411)

Net Loss Per Common Share
Basic	$(0.06)	$0.05	$0.05	$(0.07)	$(0.04)
Diluted	$(0.06)	$0.05	$0.05	$(0.07)	$(0.04)

(1)	On November 1, 2006, the Company acquired Remedium Oy, whose financial results are included in the 4th quarter figures listed above.

14.	COMMITMENTS AND CONTINGENCIES:

We have entered into an employment agreement with one of our officers that calls for specified minimum annual compensation of $275,000 per year over a three-year period and includes provisions for continuation of salary upon termination as defined in the agreement. This agreement will expire on November 1, 2009.

The clinical research organization industry is subject to legislation and regulations that are revised or amended on an on-going basis. The impact of complying with such legislation and regulations could materially affect our business.

As set forth in the table below, the Company is obligated under outsourcing agreements related to certain aspects of its support functions, which are reflected as purchase obligations in the table below. Actual amounts paid under these outsourcing agreements could be higher or lower than the amounts shown below as a result of changes in volume and other variables.

	Payments due by period
Contractual Obligations	Total	1 Year	2-3 Years	4-5 Years	>5 years
Service Agreements	$640,747	$640,747	$—	$—	$—

15.	ACQUISITION OF REMEDIUM OY

On November 1, 2006, Encorium Group, Inc. acquired Remedium Oy, a corporation organized under the laws of Finland (“Remedium”), in which the Company purchased all of the issued and outstanding shares of capital stock of Remedium (the “Shares”) pursuant to the Combination Agreement dated July 6, 2006 (the “Amended Agreement”). The consideration paid at closing to Remedium’s stockholders (the “Stockholders”) for the Shares consisted of (i) shares of Common Stock of the Company with a value of $11 million; and (ii) $2.5 million in cash. An additional cash payment of $1.5 million was paid to the Stockholders on March 30, 2007. (ii) The Company issued to the Stockholders additional shares of Common Stock of the Company with a value of $2 million on November 1, 2007, the anniversary of the closing. The Company also issued additional “Earn-Out Shares” of its Common Stock with a value of $2 million on April 10, 2007. The value of the “Earn-Out Shares” was based on the attainment of certain consolidated net revenue targets by Remedium for the year ended December 31, 2006, as described in the Amended

ENCORIUM GROUP, INC

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – CONTINUED

Agreement. The Company incurred approximately $2.26 million of acquisition related costs as of December 31, 2006, and additional acquisition related costs of $15,760 during 2007. All of the costs associated with the acquisition of Remedium were paid by December 31, 2007. The following summarizes the cost incurred by the Company in connection with the acquisition:

Cash payments to Remedium Shareholders	$4,000,000
Common Stock issued to Remedium Shareholders	15,000,000
Other acquisition cost	2,274,060

Total Acquisition Costs	$21,274,060

The acquisition of Remedium Oy was accounted for as a purchase in accordance with SFAS No. 141, “Business Combinations,” and accordingly, the purchase price of $21,274,060 (referenced above) was allocated based on the estimated fair market values of the assets and liabilities acquired. The following table summarizes the fair values of the assets acquired and liabilities assumed at the date of acquisition:

Assets:
Cash and cash equivalents	$1,211,618
Accounts Receivable	2,079,409
Cost and estimated earnings in excess of related billings on uncompleted contracts	43,956
Property and equipment	272,304
Other assets	1,059,983
Intangible assets	6,529,711
Goodwill	15,388,299

Total Assets Acquired	26,585,280

Less:
Liabilities Assumed:
Accounts Payable	570,809
Accrued Expenses	2,556,881
Billings and estimated earnings in excess of related cost on uncompleted contracts	254,192
Deferred tax liability	1,697,724
Other liabilities	231,614

Total Liabilities Assumed	5,311,220

Net Assets Acquired	$21,274,060

ENCORIUM GROUP, INC

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – CONTINUED

Unaudited pro forma results of operations resulting from the acquisition of Remedium Oy would have been as follows for the years ended December 31, 2006 as if the business combination had occurred January 1, 2006.

2006
(Unaudited)
Net Revenue(1)	$25,261,805
Net Loss	(3,235,446)
Earnings (loss) per share – basic	$(0.18)
Earnings (loss) per share – diluted	$(0.18)

(1)	Excludes reimbursement revenue

16.	GOODWILL AND OTHER INTANGIBLES

The Company followed the provisions of SFAS No. 141, “Business Combinations,” and SFAS No. 142, “Goodwill and Other Intangible Assets,” applicable to business combinations. The amount of Goodwill that resulted from the Remedium acquisition, including deferred taxes of $1,697,724, was $15,388,299. In accordance with SFAS No. 141 “Business Combinations,” the amount of goodwill resulting from the Remedium acquisition was determined as the excess of cost over the fair values of acquired net assets. In accordance with these standards, goodwill acquired in connection with the acquisition of Remedium was not amortized. Under SFAS No. 142, goodwill is subject to impairment testing annually or whenever events or changes in circumstances indicate that the carrying amount may not be fully recoverable. If carrying value exceeds current fair value, then goodwill is considered impaired and is reduced to fair value via a charge to earnings. Should the goodwill become impaired, our consolidated earnings and net worth may be materially adversely affected. In addition, impairment testing involves the use of accounting estimates and assumptions, changes in which could materially impact our financial condition or operating performance if actual results differ from such estimates and assumptions. Management has made an assessment of Remedium’s fair value as November 1, 2007, one year from the acquisition date, in order to determine whether the amount of goodwill and related intangible assets acquired had been impaired. Management has determined that both goodwill and intangible assets acquired in connection with the acquisition of Remedium were not impaired and that no adjustment to the carrying values was necessary.

The Company also acquired $6.5 million of unidentifiable intangible assets in connection with the Remedium acquisition. Of the $6.5 million of acquired intangible assets, $3.9 million was attributed to customer relationships, $2.6 million was attributable to backlog and $53 thousand was attributable to a non-compete agreement. All of these intangibles are subject to amortization on a straight-line basis. The estimated useful lives for customer relationships, backlog and non-compete agreement are 16 years, 18 months and 4 years, respectively. Amortization expense was $2 million for the year ended December 31, 2007 and $332 thousand for the months of November and December 2006. As of December 31, 2007, estimated amortization of intangibles for the five fiscal years subsequent to December 31, 2007 is as follows:

2008	834,410
2009	255,236
2010	253,009
2011	241,874
2012	241,874

17.	COMMON STOCK AND WARRANTS

In May 2007, the Company sold 1,748,252 shares of its common stock, $0.001 par value in a private placement (the “Offering”) at a price of $2.86 per share and warrants to purchase an aggregate of 874,126 shares of the Company’s common stock, $0.001 par value, at an exercise price of $4.12 per share for a period of five years commencing six months from the date of issuance.

ENCORIUM GROUP, INC

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – CONTINUED

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

ENCORIUM GROUP, INC.

Dated: March 28, 2008

By:	/s/ Dr. Kai Lindevall, M.D., PhD.
Dr. Kai Lindevall, M.D., Ph.D.
Chief Executive Officer and Director

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Dated: March 28, 2008

By:	/s/ Dr. Kai Lindevall, M.D., Ph.D.
Dr. Kai Lindevall, M.D., Ph.D. Chief Executive Officer and Director (Principal Executive Officer)

Dated: March 28, 2008

By:	/s/ LAWRENCE R. HOFFMAN
Lawrence R. Hoffman Executive Vice President, General Counsel, Secretary and Chief Financial Officer (Principal Financial Officer and Principal Accounting Officer)

Dated: March 28, 2008

By:	/s/ KENNETH M. BOROW, M.D
Kenneth M. Borow, M.D. President and Chief Medical and Strategic Development Officer, Director

Dated: March 28, 2008

By:	/s/ SCOTT M. JENKINS
Scott M. Jenkins Director

Dated: March 28, 2008

By:	/s/ CHRISTOPHER F. MESHGINPOOSH
Christopher F. Meshginpoosh Director

S-1

ENCORIUM GROUP, INC.

Dated: March 28, 2008

By	/s/ Petri Manninen
Petri Manninen
Director

Dated: March 28, 2008

By:	/s/ Jyrki Mattila
Jyrki Mattila
Director

Dated: March 28, 2008

By:	/s/ Paul Schmitt
Paul Schmitt
Director

S-2

Schedule II

ENCORIUM GROUP, INC.

FINANCIAL STATEMENT SCHEDULE

VALUATION AND QUALIFYING ACCOUNTS

(IN THOUSANDS)

DESCRIPTION	BALANCE AT BEGINNING OF PERIOD	ADDITIONS CHARGED TO COSTS AND EXPENSES	DEDUCTIONS	BALANCE AT END OF PERIOD
YEAR ENDED DECEMBER 31, 2007 Allowance for doubtful accounts	$97	$—	$—	$97

YEAR ENDED DECEMBER 31, 2006 Allowance for doubtful accounts	$35	$62	$—	$97

YEAR ENDED DECEMBER 31, 2005 Allowance for doubtful accounts	$40	$—	$5	$35

Schedule II

Exhibit 3.1

ENCORIUM GROUP, INC.

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