Form 10-Q
period 2008-03-31
ENCORIUM GROUP INC
filed 2008-05-15
CIK 856569

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2008.

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark whether the Registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer, or a smaller reporting company. See definition of “accelerated filer”, a “large accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☐	Accelerated filer ☐

Non-accelerated filer ☐	Smaller reporting company ☒

Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Act)    Yes  ☐    No  ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: As of March 31, 2008, there were 20,834,004 shares of Encorium Group, Inc. common stock outstanding, par value $.001 per share, which excludes 230,864 shares in treasury.

ENCORIUM GROUP, INC.

PART I. FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS

ENCORIUM GROUP, INC.

CONSOLIDATED CONDENSED BALANCE SHEETS

(UNAUDITED)

	March 31, 2008	December 31, 2007
Assets
Current Assets
Cash and cash equivalents	$6,540,185	$9,109,456
Investigator advances	450,975	551,697
Accounts receivable, less allowance of $97,000 for 2008 and 2007, respectively	6,701,684	4,824,795
Prepaid expenses and other	1,092,734	867,651
Prepaid taxes	20,201	4,031
Costs and estimated earnings in excess of related billings on uncompleted contracts	987,194	994,777

Total Current Assets	15,792,973	16,352,407

Property and Equipment, Net	1,236,808	1,293,616
Intangible Assets
Goodwill	15,388,299	15,388,299
Other intangibles, Net	3,706,636	4,204,825
Other assets	347,772	291,148

Total Assets	$36,472,488	$37,530,295

Liabilities and Stockholders’ Equity
Current Liabilities
Accounts payable	$1,899,121	$1,366,905
Accrued expenses	3,622,399	3,696,404
Deferred taxes	165,055	316,675
Obligations under capital leases	30,155	29,688
Billings in excess of related costs and estimated earnings on uncompleted contracts	3,694,504	3,329,869
Customer advances	3,234,833	3,244,834

Total Current Liabilities	12,646,067	11,984,375

Long Term Liabilities
Obligations under capital leases	110,797	117,723
Deferred taxes	876,308	876,308
Other liabilities	440,200	446,253

Total Long Term Liabilities	1,427,305	1,440,284

Total Liabilities	14,073,372	13,424,659

Stockholders’ Equity
Common stock, $.001 par value 35,000,000 shares authorized, 20,834,004 shares issued and outstanding	20,834	20,834
Additional paid-in capital	32,225,332	32,154,227
Additional paid-in capital warrants	905,699	905,699
Accumulated deficit	(10,671,334)	(8,663,954)
Accumulated other comprehensive income	616,809	387,054

Less:	23,097,340	24,803,860
Treasury stock, at cost, 230,864 shares	(698,224)	(698,224)

Total Stockholders’ Equity	22,399,116	24,105,636

Total Liabilities and Stockholders’ Equity	$36,472,488	$37,530,295

See accompanying notes to the consolidated financial statements.

ENCORIUM GROUP, INC.

CONSOLIDATED CONDENSED STATEMENTS OF OPERATIONS

(UNAUDITED)

	Three Months Ended March 31,
	2008	2007
Net revenue	$7,483,606	$8,811,346
Reimbursement revenue	1,106,030	1,262,351

Total Revenue	8,589,636	10,073,697

Operating Expenses
Direct (exclusive of depreciation and amortization)	5,539,671	5,008,936
Reimbursement out-of-pocket expenses	1,106,030	1,262,351
Selling, general and administrative	3,472,871	3,093,817
Depreciation and amortization	645,277	612,720

Total Operating Expenses	10,763,849	9,977,824

(Loss) Income from Operations	(2,174,213)	95,873

Interest Income	54,573	52,848
Interest Expense	(3,103)	(10,256)

Net Interest Income	51,470	42,592

Net (Loss) Income before Income Taxes	(2,122,743)	138,465

Income Tax (Benefit) Expense	(115,363)	29,732

Net (Loss) Income	$(2,007,380)	$108,733

Net (Loss) Income per Common Share
Basic	$(0.10)	$0.01
Diluted	$(0.10)	$0.01

Weighted Average Common and Common Equivalent Shares Outstanding
Basic	20,603,140	17,324,898
Diluted	20,603,140	17,806,714

See accompanying notes to the consolidated financial statements.

ENCORIUM GROUP, INC.

CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS

(UNAUDITED)

	Three Months Ended March 31,
	2008	2007
Operating Activities:
Net (Loss) Income	$(2,007,380)	$108,733
Adjustments to reconcile net (loss) income to net cash used by operating activities:
Depreciation and amortization	645,277	612,720
Share-based compensation expense	71,105	86,044
Changes in assets and liabilities;
Investigator advances	102,159	(611,262)
Accounts receivable	(1,501,207)	518,638
Prepaid expenses and other	(174,154)	(156,824)
Prepaid taxes	(16,170)	(3,546)
Costs and estimated earnings in excess of related billings on uncompleted contracts	39,874	66,495
Other Assets	(38,275)	(4,099)
Accounts payable	416,629	161,561
Accrued expenses	(304,000)	(256,552)
Other liabilities	(21,972)	(18,601)
Deferred taxes	(157,345)	19,872
Billings in excess of related costs and estimated earnings on uncompleted contracts	256,995	(957,284)
Customer advances	(137,439)	(269,423)

Net Cash Used By Operating Activities	(2,825,903)	(703,528)

Investing Activities:
Remedium acquisition	—	(1,707,115)
Cash paid for property and equipment	(71,587)	(68,187)

Net Cash Used By Investing Activities	(71,587)	(1,775,302)

Financing Activities:
Principal payments under capital leases	(6,459)	(7,018)
Proceeds from exercise of stock options	—	214,075
Proceeds from short-term borrowings	46,579	146,730

Net Cash Provided (Used) By Financing Activities	40,120	353,787

Effect of Exchange Rate Changes on Cash and Cash Equivalents	288,099	18,399

Net Decrease In Cash and Cash Equivalents	(2,569,271)	(2,106,644)

Cash and Cash Equivalents, Beginning of Period	9,109,456	5,533,093

Cash and Cash Equivalents, End of Period	$6,540,185	$3,426,449

See accompanying notes to the consolidated financial statements.

ENCORIUM GROUP, INC.

NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS

(UNAUDITED)

1.	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES:

Organization

Encorium Group, Inc. (the “Company”) is a Delaware corporation headquartered in Wayne, Pennsylvania with European operations based in Espoo, Finland.

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

Basis of Presentation

The accompanying unaudited financial statements for the three months ended March 31, 2008 have been prepared in accordance with accounting principles generally accepted in the United States of America (“generally accepted accounting principles”) for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (primarily consisting of normal recurring adjustments) considered necessary for a fair presentation have been included. Operating results for the three months ended March 31, 2008 may not necessarily be indicative of the results that may be expected for other quarters or for the year ending December 31, 2008. For further information, refer to the financial statements and footnotes thereto included in our Annual Report on Form 10-K for the year ended December 31, 2007.

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

Consolidation

The consolidated financial statements for the three months ended March 31, 2008 and 2007 include our accounts and the accounts of our wholly-owned subsidiaries. Intercompany transactions and balances have been eliminated in consolidation.

Investigator Advances

We received advance payments from several of our clients as part of a long-term contract, which included a separate cash account to be utilized for payment of investigator fees. As of March 31, 2008 and December 31, 2007, this cash amount was $451 thousand and $552 thousand, respectively. This amount is also included in customer advances in the accompanying balance sheets.

Accounts Receivable

Accounts receivable, net of an allowance for doubtful accounts, consists of customer billings pursuant to contractual terms related to work performed as of March 31, 2008. In general, amounts become billable upon the achievement of milestones or in accordance with predetermined payment schedules set forth in the contracts with our clients.

Our accounts receivable and costs and estimated earnings in excess of related billings on uncompleted contracts are concentrated with a number of companies within the pharmaceutical, biotechnology and medical device industries. The majority of this exposure is to large, well established firms. Credit losses have historically been minimal. As of March 31, 2008, the total of accounts receivable and costs and estimated earnings in excess of related billings on uncompleted contracts was $7.7 million. Of this amount, the exposure to our three largest clients was 38% of the total, with the three largest clients representing 22%, 8% and 8% of total exposure, respectively. As of December 31, 2007, the total of accounts receivable and costs and estimated earnings in excess of related billings on uncompleted contracts was $5.8 million. Of this amount, the exposure to our three largest clients was 39% of the total, with the three largest clients representing 25%, 7%, and 7% of total exposure, respectively.

Revenue Recognition

A significant portion of our net revenue is recognized from fixed price contracts on a proportional performance method based on assumptions regarding the estimated completion of the project. This method is used because management considers total costs incurred to be the best available measure of progress on these contracts. Works is also performed under time and material contracts whereby we recognize revenue as hours are worked based on the hourly billing rate for each contract.

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

There are no standard billing and payment provisions which are present in each contract. Each contract has separate and distinct billing and payment terms which are the result of negotiation between us and the client. Billings and the related payment terms from fixed price contracts are generally determined by provisions in the contract that may include certain payment schedules and the submission of required billing detail. The payment schedule in the contract reflects the value of services to be performed by us at the initiation of the contract. The payment schedule may include the value of certain interim service components as well as periodic payments which are reasonably assured at the start of the contract and which we expect to receive during the duration of the contract. Accordingly, cash receipts, including the receipt of up front payments, periodic payments and payments related to the achievement of certain billing mechanisms, do not necessarily correspond to cost incurred and revenue recognized on contracts. A contract’s payment structure typically requires an upfront payment of 10% to 20% of the contract value at or shortly after the initiation of the contract, a series of periodic payments over the life of the contract and payments based upon the achievement of certain billing mechanisms. The upfront payments are deferred and recognized as revenues as services are performed under the proportional performance method. Periodic payments, including payments related to the achievement of certain billing mechanisms in the contract, are invoiced pursuant to the terms of the contract once the agreed upon services criteria have been achieved. Payments based upon interim billing mechanisms are included in the value of the contract because we expect to receive them during the term of the contract. All payments received pursuant to the contract are recognized in accordance with the proportional performance method. In a comprehensive full service drug development program, the client would not generally purchase certain service components separately but as an integrated, full service arrangement in connection with the development of the drug.

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

Our operations have experienced, and may continue to experience, period-to-period fluctuations in net service revenue and results from operations. Because we generate a large proportion of our revenues from services performed at hourly rates, our revenue in any period is directly related to the number of employees and the number of hours worked by those employees during that period. Our results of operations in any one quarter can fluctuate depending upon, among other things, the number of weeks in the quarter, the number and related contract value of ongoing client engagements, the commencement, postponement and termination of engagements in the quarter, the mix of revenue, the extent of cost overruns, employee hiring, employee utilization, vacation patterns, exchange rate fluctuations and other factors.

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

As is customary in the industry, we will continue to exclude from revenue and expense in the Consolidated Statements of Operations fees paid to investigators and the associated reimbursement since we acts as an agent on behalf of the pharmaceutical company sponsors with regard to investigator payments, in accordance with the Financial Accounting Standards Board Emerging Issues Task Force Rule No. 99-19 (“EITF 99-19”), “Reporting Revenue Gross as a Principal versus Net as an Agent”. These investigator fees are not reflected in our Net Revenue, Reimbursement Revenue, Reimbursement Out-of-Pocket Expenses, and/or Direct Expenses. The amounts of these investigator fees were $2.2 million and $992 thousand for the three months ended March 31, 2008 and 2007, respectively.

Share-Based Compensation

We have adopted equity incentive plans that provide for the granting of stock options to employees, directors, advisors and consultants.

Effective January 1, 2006, we adopted Statements of Financial Accounting Standards (“SFAS”) No. 123R using the Modified Prospective Approach. SFAS 123R revises SFAS No. 123, “Accounting for Stock Based Compensation” and supersedes Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees”. SFAS No. 123R requires the costs for all share-based payments to employees, including grants of employee stock options, to be recognized in financial statements based on their fair values at grant date, or the date of later modification, over the requisite period. In addition, SFAS No. 123R requires unrecognized cost (based on the amounts previously disclosed in our pro forma footnote disclosure) related to options vesting after the date of initial adoption to be recognized in the financial statements over the remaining requisite period. Accordingly, prior period amounts have not been restated. See Note 7 for further detail regarding the adoption of this standard.

Goodwill and Intangible Assets

The Company follows the provisions of SFAS No. 141, “Business Combinations,” and SFAS No. 142, “Goodwill and Other Intangible Assets,” applicable to business combinations. In accordance with these standards, goodwill acquired in connection with the acquisition of Remedium was not amortized. However, the identifiable intangible assets acquired in connection with the acquisition of Remedium will be amortized over their useful lives. Under SFAS No. 142, goodwill is subject to impairment testing annually or whenever events or changes in circumstances indicate that the carrying amount may not be fully recoverable. If carrying value exceeds current fair value, then goodwill is considered impaired and is reduced to fair value via a charge to earnings. The identifiable intangibles acquired in connection with the acquisition of Remedium are also subject to impairment testing under SFAS No. 142, whenever events or changes in circumstances indicate that the carrying amount may not be fully recoverable. Management has made an assessment of Remedium’s fair value as November 1, 2007, one year from the acquisition date, in order to determine whether the amount of goodwill and related intangible assets acquired had been impaired. Management has determined that both goodwill and intangible assets acquired in connection with the acquisition of Remedium were not impaired and that no adjustment to the carrying values was necessary. As of March 31, 2008, we had goodwill of approximately $15.4 million and intangibles, net of amortization, of approximately $3.7 million resulting from the acquisition of Remedium on November 1, 2006.

Foreign Currency Translation

The functional currency of the Company is the United States (“U.S.”) dollar. The functional currency of the Company’s foreign operations generally is the applicable local currency for each foreign subsidiary. Assets and liabilities of foreign subsidiaries are translated at the spot rate in effect for the reporting date, and consolidated statements of operations are translated at the average exchange rates in effect during the applicable period. The resulting unrealized cumulative translation adjustment, net of applicable income taxes, is recorded as a component of accumulated other comprehensive income in stockholder’s equity.

Transactions denominated in currencies other than the functional currency are recorded based on exchange rates at the time such transactions arise. Subsequent changes in exchange rates result in transaction gains and losses which are reflected in the accompanying consolidated condensed statements of operations as unrealized (based on the applicable period exchange rate) or realized upon settlement of the transactions.

2.	RECENTLY ISSUED ACCOUNTING STANDARDS:

In September 2006, the FASB issued SFAS No. 157, “Fair Value Measurement”. SFAS No. 157 defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles (GAAP), and expands disclosures about fair value measurements. This statement is effective for fiscal years beginning after November 15, 2007, and interim periods within those fiscal years. We adopted SFAS No. 157 and have determined that it did not have a material impact on our consolidated financial statements or results of operations.

In September 2006, the FASB issued SFAS No. 158, “Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans—an amendment of FASB Statements No. 87, 88, 106, and 132(R)”. SFAS No. 158 requires an employer to recognize the over funded or under funded status of a defined benefit postretirement plan (other than a multiemployer plan) as an asset or liability in its statement of financial position and to recognize changes in that funded status in the year in which the changes occur through comprehensive income of a business. SFAS No. 158 also requires an employer to measure the funded status of a plan as of the date of its year-end statement of financial position, with limited exceptions. This statement is effective for the first fiscal year ending after December 15, 2006 for initial recognition and December 15, 2008 for measurement of plan assets and benefit obligations. We adopted SFAS No. 158 and have determined that it did not have a material impact on our consolidated financial statements or results of operations.

In February 2007, the FASB issued SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities – Including an amendment of FASB Statement No. 115”. SFAS No. 159 permits entities to choose to measure many financial instruments and certain other items at fair value that are not currently required to be measured at fair value. SFAS No. 159 also establishes presentation and disclosure requirements designed to facilitate comparisons between entities that choose different measurement attributes for similar types of assets and liabilities. This statement is effective in the first fiscal year that begins after November 15, 2007. We adopted SFAS No. 159 and have determined that it did not have a material impact on our consolidated financial statements or results of operations.

In July 2006, the FASB issued Financial Interpretation Number (“FIN”) 48, “Accounting for Uncertainty in Income Taxes,” which clarifies the accounting for uncertainty in income taxes recognized in an enterprise’s financial statements in accordance with SFAS 109, “Accounting for Income Taxes”. The interpretation prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. The Company adopted FIN 48 effective January 1, 2007. We have determined that it did not have a material impact on our consolidated financial statements in the year of adoption or for the current year.

3.	EARNINGS PER SHARE

Earnings per share is calculated in accordance with SFAS No. 128, “Earnings Per Share”. Basic earnings per share is computed by dividing net income for the period by the weighted average number of common shares outstanding during the period. Diluted earnings per share is computed by dividing net income by the weighted average number of common shares plus the dilutive effect of outstanding stock options under our equity incentive plans. Stock options outstanding not included in the table below because of their anti-dilutive effect for the three months ended March 31, 2008 were 490.

The net income (loss) and weighted average common and common equivalent shares outstanding for purposes of calculating net income (loss) per common share were computed as follows:

	Three months ended March 31,
	2008	2007
Net (loss) income	$(2,007,380)	$108,733

Weighted average number of common shares outstanding used in computing basic earnings per share	20,603,140	17,324,898
Dilutive effect of stock options outstanding	—	481,816
Weighted average shares used in computing diluted earnings per share	20,603,140	17,806,714

Basic (loss) income per share	$(0.10)	$0.01
Diluted (loss) income per share	$(0.10)	$0.01

4.	COMPREHENSIVE INCOME

A reconciliation of comprehensive income (loss) in accordance with SFAS No. 130, “Reporting Comprehensive Income” is as follows:

	Three Months Ended March 31,
	2008	2007
Net (loss) income	$(2,007,380)	$108,733

Foreign currency translation adjustment	229,755	15,662

Comprehensive (loss) income	$(1,777,625)	$124,395

5.	SEGMENT INFORMATION

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

The following table summarizes the distribution of net revenue and contracts with significant clients:

	Three Months Ended March 31,
	2008		2007
	Percentage of Revenues	Number of Contracts	Percentage of Revenues	Number of Contracts
Client A	12%	2	18%	8
Client B	11%	18	12%	13
Client C	10%	1	12%	2
Client D	7%	1	11%	1

Top Clients	40%	22	53%	24

Client A, B, C and D and in the table above represent the largest clients for each period, but do not represent the same client for each year shown. We have no other customers that comprise 10% of our net revenues.

The following table summarizes the distribution of net revenues from external clients by geographical region for the three months ended March 31, 2008 and 2007.

	Three Months Ended March 31,
	2008	2007
U.S.	$2,081,128	$4,262,851
Finland	$3,149,408	$2,675,820
Other Europe	$2,253,070	$1,872,675

Total	$7,483,606	$8,811,346

The following table summarizes the distribution of the Company’s long lived assets by geographical region as of March 31, 2008 and 2007.

	As of March 31,
	2008	2007
U.S.	$957,311	$723,505
Europe	19,374,432	20,163,235

Total	$20,331,743	$20,886,740

6.	OTHER LIABILITIES

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

Share-Based Compensation

Effective January 1, 2006 we adopted SFAS No. 123R using the Modified Prospective Approach. SFAS No. 123R revises SFAS No. 123, “Accounting for Stock-Based Compensation” and supersedes Accounting Principles Board (“APB”) Opinion No. 25, “Accounting for Stock Issued to Employees”. SFAS No. 123R requires the cost of all share-based payments to employees, including grants of employee stock options, to be recognized in the financial statements based on their fair values at grant date, or the date of later modification, over the requisite service period.

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

In the three months ended March 31, 2008, SFAS 123R resulted in incremental stock-based compensation expense of $71 thousand, or $0.01 on a basic and diluted earning per share basis. For the three months ended March 31, 2007, SFAS 123R resulted in incremental stock-based compensation expense of $86 thousand, or $0.01 on a basic and diluted earning per share basis. The compensation expense associated with SFAS 123R did not have a net impact on cash flows from operating, investing or financing activities. A deduction is not allowed for income tax purposes until the options are exercised. The amount of the income tax deduction will be the difference between the fair value of the Company’s common stock and the exercise price at the date of exercise. The tax effect of the income tax deduction in excess of the financial statement expense will be recorded as an increase in additional paid-in-capital. Accordingly, SFAS 123R requires the recognition of a deferred tax asset for the tax effect of the financial statement expense recorded. However, due to our recent loss history, and uncertainty regarding the realization of deferred tax assets, deferred tax assets have been fully reserved as of March 31, 2008. The net operating losses incurred to date by the Company are being carried forward and may be applied against future taxable income subject to certain limitations set forth in Section 382 of the Internal Revenue Code.

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

	Three Months Ended March 31,
	2008	2007
Risk-free interest rate	2.91 - 2.93%	4.58 - 4.81%
Expected dividend yield	—	—
Expected life	7 years	7 years
Expected volatility	55.15%	63.80%
Forfeiture rate	15.00%	15.00%

A summary of award activity under the stock option plans as of March 31, 2008 and changes during the three month period is presented below:

	Number of Shares	Range of Exercise Prices per Share	Weighted Average Exercise Price per Share	Intrinsic Value
Options outstanding at December 31, 2007	1,091,733	2.05 - 6.08	$2.64	$(753,296)
Granted	35,000	1.88 - 1.90	1.89	2,100
Exercised	—	—	—	—
Canceled	(500)	2.20	2.20	125

	1,126,233	1.88 - 6.08	$2.62	$(754,576)
Vested options outstanding at:
March 31, 2008	677,986	$2.05 - 6.08	$2.59	$(433,911)
Non-vested options outstanding at:
March 31, 2008	448,247	$1.88 - 6.08	$2.66	$(318,255)

Approximately 262,200 options, net of forfeitures, of the 448,247 non-vested options as of March 31, 2008 will vest within the next year.

As of March 31, 2008, there was $367 thousand of total unrecognized compensation cost related to unvested share-based compensation awards granted under the stock option plans. That cost is expected to be recognized over a weighted-average period of 2 years.

Based upon the above assumptions, the weighted average fair value of the stock options granted for the three months ended March 31, 2008 and 2007 was $1.10 and $3.37, respectively.

The Company has a policy of issuing new shares to satisfy share option exercises.

The following table summarizes information regarding stock options outstanding at March 31, 2008:

Options Outstanding
Range of Exercise Prices	Number Outstanding at March 31, 2008	Weighted Average Remaining Contractual Life in Years	Weighted Average Exercise Price per Share
$1.51-$2.00	35,000	9.97	1.89
2.01-2.50	771,667	2.19	2.26
2.51-3.00	132,566	7.07	2.68
3.01-3.50	5,500	3.51	3.13
3.51-4.00	134,000	3.27	3.70
4.01-4.50	7,500	8.92	4.10
$6.00 - $6.50	40,000	8.82	6.08

	1,126,233	3.42	2.62

The following table summarizes information regarding exercisable stock options at March 31, 2008:

Options Exercisable
Range of Exercise Prices	Number of Exercisable Options at March 31, 2008	Weighted Average Remaining Contractual Life in Years	Weighted Average Exercise Price Per Share
$1.51-$2.00	—	—	—
2.01-2.50	518,084	2.16	2.26
2.51-3.00	33,900	1.04	2.63
3.01-3.50	1,834	3.51	3.13
3.51-4.00	108,334	1.91	3.69
4.01-4.50	2,500	8.92	4.10
$6.00 - $6.50	13,334	8.82	6.08

	677,986	2.22	2.59

A summary of stock options expected to vest in the next twelve months is as follows:

Options Expected To Vest
Range of Exercise Prices	Options Expected to Vest Net of Fortietures	Weighted Average Remaining Contractual Life in Years	Weighted Average Exercise Price Per Share
$1.51-$2.00	9,916	9.97	1.89
2.01-2.50	198,544	2.25	2.25
2.51-3.00	29,089	8.91	2.71
3.01-3.50	1,559	3.51	3.13
3.51-4.00	9,634	9.01	3.73
4.01-4.50	2,125	8.92	4.10
$6.00 - $6.50	11,333	8.82	6.08

	262,200	3.87	2.53

8.	SUPPLEMENTAL CASH FLOW INFORMATION

No income tax payments were required for the three months ended March 31, 2008 and 2007, respectively. Cash paid for interest for the three months ended March 31, 2008 and 2007 was approximately $3 thousand and $1 thousand, respectively. We did not enter into any capital lease obligations during the three months ended March 31, 2007 and 2008. We did not acquire any property and equipment through leasing arrangements during the three months ended March 31, 2008 or 2007, respectively.

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

The Company also acquired $6.5 million of identifiable intangible assets in connection with the Remedium acquisition. Of the $6.5 million of acquired intangible assets, $3.9 million was attributed to customer relationships, $2.6 million was attributable to backlog and $53 thousand was attributable to a non-compete agreement. All of these intangibles are subject to amortization on a straight-line basis. The estimated useful lives for customer relationships, backlog and non-compete agreement are 16 years, 18 months and 4 years, respectively. Amortization expense was $498 thousand for the three months ended March 31, 2008 and 2007, respectively. The estimated amortization of intangibles expense to be recorded in future periods is as follows:

2008	$336,220
2009	255,236

2010	253,009
2011	241,874
2012	241,874

11.	INCOME TAXES

The Company accounts for income taxes in accordance with the provisions of SFAS No. 109, “Accounting for Income Taxes”. SFAS No. 109 requires recognition of deferred tax liabilities and assets for the future expected tax consequences of events that have been included in the financial statements or tax returns. Under this method deferred tax liabilities and assets are determined based on the difference between the financial statement tax bases of assets and liabilities using enacted tax rates in effect for the year in which the differences are expected to reverse. At March 31, 2008, the Company recorded a full valuation allowance against its net deferred tax assets and net operating loss carry-forwards given that it is more likely than not that the deferred tax asset will not be realized.

The Company adopted the provisions of Financial Interpretation Number 48 (“FIN 48”), “Accounting for Uncertainty in Income Taxes, an interpretation of SFAS 109” on January 1, 2007. The implementation of FIN 48 did not result in any adjustment of the Company’s beginning tax positions. The impact of the Company’s reassessment of its tax positions in accordance with FIN 48 had no material impact on the results of operations, financial condition or liquidity for the three months ended March 31, 2008. The Company has unrecognized United States federal and state net operating loss carryforwards of approximately $3.6 million and $7.8 million, respectively. These unrecognized United States federal and state operating loss carryforwards have not changed significantly during the three months ended March 31, 2008. In addition, future changes in the unrecognized tax benefit, will have no impact on the effective tax rate due to the existence of the valuation allowance.

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

Forward Looking Statements

When used in this Report on Form 10-Q and in other public statements, both oral and written, by the Company and Company officers, the words “estimate,” “project,” “expect,” “intend,” “believe,” “anticipate” and similar expressions are intended to identify forward-looking statements regarding events and trends that may affect our future operating results and financial position. Such statements are subject to risks and uncertainties that could cause our actual results and financial position to differ materially. Such factors include, among others: (i) our success in attracting new business and retaining existing clients and projects; (ii) the size, duration and timing of clinical trials we are currently managing may change unexpectedly; (iii) the termination, delay or cancellation of clinical trials we are currently managing could cause revenues and cash-on-hand to decline unexpectedly; (iv) the timing difference between our receipt of contract milestone or scheduled payments and our incurring costs to manage these trials; (v) outsourcing trends in the pharmaceutical, biotechnology and medical device industries; (vi) the ability to maintain profit margins in a competitive marketplace; (vii) our ability to attract and retain qualified personnel; (viii) the sensitivity of our business to general economic conditions; (ix) other economic, competitive, governmental and technological factors affecting our operations, markets, products, services and prices; (x) announced awards received from existing and potential customers are not definitive until fully negotiated contracts are executed by the parties; (xi) our backlog may not be indicative of future results and may not generate the revenues expected; (xii) our ability to successfully integrate the business of Remedium Oy, which we acquired on November 1, 2006; and (xiii) the ability of the combined businesses to operate successfully, generate revenue growth. You should not place undue reliance on any forward-looking statement. We undertake no obligation to publicly release the result of any revision of these forward-looking statements to reflect events or circumstances after the date they are made or to reflect the occurrence of unanticipated events. Please refer to the section entitled “Risk Factors that Might Affect our Business or Stock Price” beginning on page 9 in our Annual Report on Form 10-K for the year ended December 31, 2007 for a more complete discussion of factors which could cause our actual results and financial position to change.

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

General

The information set forth and discussed below for the three months ended March 31, 2008 and 2007 is derived from the Consolidated Condensed Financial Statements included elsewhere herein. The financial information set forth and discussed below is unaudited but, in the opinion of management, reflects all adjustments (primarily consisting of normal recurring adjustments) necessary for a fair presentation of such information. The results of our operations for a particular quarter may not be indicative of results expected during the other quarters or for the entire year.

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

Our backlog was approximately $40 million as of March 31, 2008 as compared to $39 million as of March 31, 2007. Our backlog consists of anticipated net revenue from signed contracts, letters of intent and certain verbal commitments that either have not started but are anticipated to begin in the near future or are in process and have not yet been completed. Many of our studies and projects are performed over an extended period of time, which may be several years. Amounts included in backlog have not yet been recognized as net revenue in our Consolidated Statements of Operations. Once contracted work begins, net revenue is recognized over the life of the contract on a proportional performance basis. The recognition of net revenue and contract terminations, if any, reduces our backlog while the awarding of new business increases our backlog. For the three months ended March 31, 2008 we obtained approximately $6.3 million of new business awards as compared to approximately $5.9 million for the three months ended March 31, 2007.

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

Percentage of net revenue, excluding reimbursable out-of-pocket expenses

	Three Months Ended March 31,
	2008	2007
Net revenue	100.0%	100.0%
Operating expenses
Direct	74.0%	56.8%
Selling, general and administrative	46.4%	35.1%
Depreciation	8.6%	7.0%
(Loss) income from operations	(29.1)%	1.1%
Net (loss) income	(26.8)%	1.2%

Contractual Obligations and Commitments

We did not enter into any capital lease obligations during the three months ended March 31, 2008 and 2007. We are committed under a number of non-cancelable operating leases, primarily related to office space and other office equipment.

Below is a summary of our future payment commitments by year under contractual obligations. Actual amounts paid under these agreements could be higher or lower than the amounts shown below as a result of changes in volume and other variables:

	2008	2009	2010	Thereafter	Total
Obligations under capital leases	$35,784	$35,784	$35,784	$62,622	$169,974
Operating leases	2,211,295	2,078,096	421,565	30,549	$4,741,505
Employment agreements	206,250	229,167	—	—	$435,417
Service agreements	498,556	—	—	—	$498,556

Total	$2,951,885	$2,343,047	$457,349	$93,171	$5,845,452

In 2008, we anticipate capital expenditures of approximately $200,000—$300,000 for leasehold improvements, software applications, workstations, personal computer equipment and related assets. There have been no material changes to the above data since December 31, 2007.

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

Revenue Recognition

A significant portion of our net revenue is recognized from fixed price contracts on a proportional performance method based on assumptions regarding the estimated completion of the project. This method is used because management considers total costs incurred to be the best available measure of progress on these contracts.

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

There are no standard billing and payment provisions which are present in each contract. Each contract has separate and distinct billing and payment terms which are the result of negotiation between us and the client. Billings and the related payment terms from fixed price contracts are generally determined by provisions in the contract that may include certain payment schedules and the submission of required billing detail. The payment schedule in the contract reflects the value of services to be performed by us at the initiation of the contract. The payment schedule may include the value of certain interim service components as well as periodic payments which are reasonably assured at the start of the contract and which we expect to receive during the duration of the contract. Accordingly, cash receipts, including the receipt of up front payments, periodic payments and payments related to the achievement of certain billing mechanisms, do not necessarily correspond to cost incurred and revenue recognized on contracts. A contract’s payment structure typically requires an upfront payment of 10% to 20% of the contract value at or shortly after the initiation of the contract, a series of periodic payments over the life of the contract and payments based upon the achievement of certain billing mechanisms. The upfront payments are deferred and recognized as revenues and services are performed under the proportional performance method. Periodic payments, including payments related to the achievement of certain billing mechanisms in the contract, are invoiced pursuant to the terms of the contract once the agreed upon services criteria have been achieved. Payments based upon interim billing mechanisms are included in the value of the contract because we expect to receive them during the term of the contract. All payments received pursuant to the contract are recognized in accordance with the proportional performance method. In a comprehensive full service drug development program, the client would not generally purchase certain service components separately but as an integrated, full service arrangement in connection with the development of the drug.

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

As is customary in the industry, we will continue to exclude from revenue and expense in the Consolidated Statements of Operations fees paid to investigators and the associated reimbursement since we act as an agent on behalf of the pharmaceutical company sponsors with regard to investigator payments, in accordance with the Financial Accounting Standards Board Emerging Issues Task Force Rule No. 99-19 (“EITF 99-19”), “Reporting Revenue Gross as a Principal versus Net as an Agent”. These investigator fees are not reflected in our Net Revenue, Reimbursement Revenue, Reimbursement Out-of-Pocket Expenses, and/or Direct Expenses. The amounts of these investigator fees were $2.2 million and $992 thousand for the three ended March 31, 2008 and March 31, 2007, respectively.

Stock-Based Compensation

The Company has adopted equity incentive plans that provide for the granting of stock options to employees, directors, advisors and consultants.

Effective January 1, 2006, we adopted SFAS No. 123R using the Modified Prospective Approach. SFAS 123R revises SFAS No. 123, “Accounting for Stock Based Compensation” and supersedes APB Opinion No. 25, “Accounting for Stock Issued to Employees”. SFAS No. 123R requires the costs for all share-based payments to employees, including grants of employee stock options, to be recognized in financial statements based on their fair values at grant date, or the date of later modification, over the requisite period. In addition, SFAS No. 123R requires unrecognized cost (based on the amounts previously disclosed in our pro forma footnote disclosure) related to options vesting after the date of initial adoption to be recognized in the financial statements over the remaining requisite period.

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

The estimated annual increase in share-based compensation expense relating to SFAS No. 123R for the twelve months ended December 31, 2008 is expected to be $228 thousand. The Company recognized stock-based compensation expense of $71 thousand for the three months ended March 31, 2008, or $0.01 on a basic and diluted earning per share basis. The Company recognized stock-based compensation expense of $86 thousand for the three months ended March 31, 2007, or $0.01 on a basic and diluted earning per share basis.

Goodwill and Intangible Assets

The Company follows the provisions of SFAS No. 141, “Business Combinations,” and SFAS No. 142, “Goodwill and Other Intangible Assets,” applicable to business combinations. In accordance with these standards, goodwill acquired in connection with the acquisition of Remedium was not amortized. However, the identifiable intangible assets acquired in connection with the acquisition of Remedium will be amortized over their useful lives. Under SFAS No. 142, goodwill is subject to impairment testing annually or whenever events or changes in circumstances indicate that the carrying amount may not be fully recoverable. If carrying value exceeds current fair value, then goodwill is considered impaired and is reduced to fair value via a charge to earnings. The identifiable intangibles acquired in connection with the acquisition of Remedium are also subject to impairment testing under SFAS No. 142, whenever events or changes in circumstances indicate that the carrying amount may not be fully recoverable. Management has made an assessment of Remedium’s fair value as November 1, 2007, one year from the acquisition date, in order to determine whether the amount of goodwill and related intangible assets acquired had been impaired. Management has determined that both goodwill and intangible assets acquired in connection with the acquisition of Remedium were not impaired and that no adjustment to the carrying values was necessary. As of March 31, 2008, we had goodwill of approximately $15.4 million and intangibles, net of amortization, of approximately $3.7 million resulting from the acquisition of Remedium on November 1, 2006.

Foreign Currency Translation

The functional currency of the Company is the United States (“U.S.”) dollar. The functional currency of the Company’s foreign operations generally is the applicable local currency for each foreign subsidiary. Assets and liabilities of foreign subsidiaries are translated at the spot rate in effect for the reporting date, and consolidated statements of operations are translated at the average exchange rates in effect during the applicable period. The resulting unrealized cumulative translation adjustment, net of applicable income taxes, is recorded as a component of accumulated other comprehensive income in stockholder’s equity.

Transactions denominated in currencies other than the functional currency are recorded based on exchange rates at the time such transactions arise. Subsequent changes in exchange rates result in transaction gains and losses which are reflected in the accompanying consolidated condensed statements of operations as unrealized (based on the applicable period exchange rate) or realized upon settlement of the transactions.

Results of Operations

Three Months Ended March 31, 2008 Compared With Three Months Ended March 31, 2007

Net revenue for the three months ended March 31, 2008 decreased by $1.3 million to $7.5 million as compared to $8.8 million for the three months ended March 31, 2007, primarily due to a $2.2 million decrease in revenues generated in the U.S. that was offset by a $900 thousand increase in revenues generated by our European operations. Of the $900 thousand increase in revenue generated by our European operations, approximately $670 thousand was attributable to favorable foreign currency fluctuations for the three months ended March 31, 2008 compared with the same prior year period. The decrease in net revenues generated in the U.S. was primarily due to a decrease in the in the number of contracts and related contract values of active clinical studies being conducted in U.S. during the first quarter of 2008 compared to the same prior year period. There were $6.3 million of announced new business awards for the three months ended March 31, 2008 compared to $5.9 million for the three months ended March 31, 2007. For the three months ended March 31, 2008, net revenue from our largest clients amounted to 40% of our net revenue, with the largest clients representing 12%, 11%, 10%, and 7% of net revenue, respectively. For the three months ended March 31, 2007, net revenue from our largest clients amounted to 53% of our net revenue, with the largest clients representing 18%, 12%, 12% and 11% of net revenue, respectively.

Reimbursement revenue consisted of reimbursable out-of-pocket expenses incurred on behalf of our clients. Reimbursements are made at cost, without mark-up or profit, and therefore have no impact on net income.

Direct expenses included compensation and other expenses directly related to conducting clinical studies. These costs increased by approximately $500 thousand to $5.5 million for the three months ended March 31, 2008 from $5.0 million for the three months ended March 31, 2007. The increase in direct expenses resulted principally from an unfavorable foreign currency fluctuations for the three months ended March 31, 2008 compared with the same prior year period. In addition, direct expenses increased as a result of staff additions needed to meet the resource requirements of active clinical studies being conducted by our European operations during the first three months of 2008 compared to same prior year period. Direct expenses as a percentage of net revenue were 74% for the three months ended March 31, 2008 as compared to 57% for the three months ended March 31, 2007. The increase in direct expenses as a percentage of net revenues was principally due to decreased utilization of our personnel on clinical study activities and a decrease in the number of active clinical studies conducted in the U.S. and from unfavorable foreign currency fluctuations for the three months ended March 31, 2008 compared with the same prior year period.

Selling, general, and administrative expenses (“SG&A”) includes the salaries, wages and benefits of all administrative, financial and business development personnel and all other support expenses not directly related to specific contracts. These costs increased by approximately $400 thousand to $3.5 million for the three months ended March 31, 2008 from $3.1 million for the three months ended March 31, 2007. As a percentage of revenues, SG&A expenses increased by 11% for the three months ended March 31, 2008 compared with the prior year period. The increase in SG&A expense was primarily attributable to an increase in professional fees, marketing expenses incurred, as well as, unfavorable foreign currency fluctuations for the three months ended March 31, 2008 compared with the same prior year period.

Depreciation and amortization expense increased by $32 thousand to $645 thousand for the three months ended March 31, 2008 from $613 thousand for the three months ended March 31, 2007, primarily as a result of depreciation related to capitalized software purchased and placed into service beginning in the second quarter of 2007.

Loss from operations increased by $2.3 million for the three months ended March 31, 2008 as compared to income of $100 thousand from operations for the three months ended March 31, 2007, primarily for the reasons noted in the preceding paragraphs.

Net interest income for the three months ended March 31, 2008 was $51 thousand compared to net interest income of $43 thousand for the three months ended March 31, 2007. This increase was due to an increase in the amount of cash on hand during the first three months of 2008 compared to the same prior year period.

The income tax benefit of $115 thousand was principally related to the reversal of a portion of the deferred tax liability that was established for the difference between the assigned value of the intangible assets acquired and the tax basis of the intangible assets acquired in the Remedium acquisition. There was no income tax provision for the prior period due to the losses incurred. In the United States the Company is in a net operating loss carry forward position. However, due to our recent loss history, and uncertainty regarding the realization of deferred tax assets, these deferred tax assets have been fully reserved as of March 31, 2008.

Net loss for the three months ended March 31, 2008 was $2 million, or $0.10 per diluted share, as compared to a net income of $109 thousand, or $0.01 per diluted share for the three months ended March 31, 2007.

Liquidity and Capital Resources

The clinical research organization industry is generally not considered capital intensive. We expect to continue to fund our operations from existing cash resources, cash flow from operations and the proceeds we receive from any common stock offerings. We expect that our principal cash requirements on both a short and long-term basis will be for the funding of our operations and capital expenditures. We expect to continue expanding our operations through internal growth, merger and acquisitions, expansion of our existing services, and the development of new products and services for the pharmaceutical, biotechnology and medical device industries. We believe that our existing cash resources and cash generated from operations will provide sufficient liquidity for the next twelve months. However, in the event that we make significant acquisitions in the future, we may need to raise additional funds through additional borrowings or the issuance of debt and possibly, with the proceeds from the sale of our common stock. We may also pursue acquisitions in which the consideration we pay takes the form of our common stock.

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

Net revenue is recognized on a proportional performance basis. We typically receive a low volume of large-dollar receipts. As a result, the number of days net revenue outstanding in accounts receivable, costs and estimated earnings in excess of related billings, customer advances, and billings in excess of related costs will fluctuate due to the timing and size of billings and cash receipts. At March 31, 2008, the net days revenue outstanding was (3) days compared to (21) days at December 31, 2007. This change was primarily due to unfavorable trends in our billing schedules as well as a reduction in the amount upfront payments received on recently signed contracts. Compared to December 31, 2007, accounts receivable increased $1.9 million to $6.7 million at March 31, 2008, primarily due an increase in billing related to our ongoing active clinical studies in Europe.

Compared to December 31, 2007, costs and estimated earnings in excess of related billings on uncompleted contracts remained relatively unchanged at $987 thousand as of March 31, 2008. The balance at March 31, 2008 primarily consisted of 3 clinical trials. The top three balances constituted 22%, 20%, and 16% of the balance. This balance is mostly attributable to a delay in the timing of billings compared to when the work was performed. The $365 thousand increase in the liability account, billings in excess of related costs and estimated earnings on uncompleted contracts, to $3.7 million as of March 31, 2008 from $3.3 million as of December 31, 2007, resulted primarily from advance billings and the attainment of certain billing events contained in our contracts with our clients. Compared to December 31, 2007, customer advances remained relatively unchanged at $3.2 million as of March 31, 2007.

Our net cash used by operating activities was $2.8 million for the three months ended March 31, 2008, compared to net cash used by operating activities of $704 thousand for the three months ended March 31, 2007. The $2.1 million increase is primarily related to increases in accounts receivable and decreases in customer advances, accrued expenses and deferred taxes for the three months ended March 31, 2008 as compared to same prior year period. Net cash used by investing activities was $72 thousand for the three months ended March 31, 2008, which was used to purchase computer equipment and software applications. This compares to net cash used by investing activities of $1.8 million for the three months ended March 31, 2007, which consisted principally of costs associated with the Remedium acquisition. The cost associated with the Remedium acquisition have been capitalized and presented on the balance sheet as goodwill. Net cash provided by financing activities was $40 thousand for the three months ended March 31, 2008, compared with net cash used by financing activities of $354 thousand for the three months ended March 31, 2007. The primary difference related to cash received from the exercise of employee stock options and short term borrowings during the three months ended March 31, 2007.

As a result of these cash flows, our cash and cash equivalents balance at March 31, 2008 was $6.5 million as compared to $9.1 million at December 31, 2007.

We purchased approximately $72 thousand of computer equipment and software applications for three months ended March 31, 2008. We anticipate capital expenditures of approximately $150,000—$250,000 during the remainder of 2008, primarily for leasehold improvements, software applications, workstations, personal computer equipment and related assets.

RECENTLY ISSUED ACCOUNTING STANDARDS:

In September 2006, the FASB issued SFAS No. 157, “Fair Value Measurement”. SFAS No. 157 defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles (GAAP), and expands disclosures about fair value measurements. This statement is effective for fiscal years beginning after November 15, 2007, and interim periods within those fiscal years. We adopted SFAS No. 157 and have determined that it did not have a material impact on our consolidated financial statements or results of operations.

In September 2006, the FASB issued SFAS No. 158, “Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans—an amendment of FASB Statements No. 87, 88, 106, and 132(R)”. SFAS 158 requires an employer to recognize the over funded or under funded status of a defined benefit postretirement plan (other than a multiemployer plan) as an asset or liability in its statement of financial position and to recognize changes in that funded status in the year in which the changes occur through comprehensive income of a business. SFAS No. 158 also requires an employer to measure the funded status of a plan as of the date of its year-end statement of financial position, with limited exceptions. This statement is effective for the first fiscal year ending after December 15, 2006 for initial recognition and December 15, 2008 for measurement of plan assets and benefit obligations. We adopted SFAS No. 158 and have determined that it did not have a material impact on our consolidated financial statements or results of operations.

In February 2007, the FASB issued SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities – Including an amendment of FASB Statement No. 115”. SFAS No. 159 permits entities to choose to measure many financial instruments and certain other items at fair value that are not currently required to be measured at fair value. SFAS No. 159 also establishes presentation and disclosure requirements designed to facilitate comparisons between entities that choose different measurement attributes for similar types of assets and liabilities. This statement is effective in the first fiscal year that begins after November 15, 2007. We adopted SFAS No. 159 and have determined that it did not have a material impact on our consolidated financial statements or results of operations.

In July 2006, the FASB issued FIN 48, “Accounting for Uncertainty in Income Taxes, an interpretation of SFAS 109”, which became effective for the Company on January 1, 2007. FIN 48 prescribes a more likely than not threshold for financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. The amount recognized is measured as the largest amount of benefit that is greater than 50 percent likely of being realized upon ultimate settlement with taxing authorities. This Interpretation also provides guidance regarding interest and penalties associated with tax positions, accounting for income taxes in interim periods, and income tax disclosures. The Company is required to apply the provisions of FIN 48 to all tax positions upon initial adoption with any cumulative effect adjustment to be recognized as an adjustment to retained earnings. The Company adopted FIN 48 effective January 1, 2007. We have determined that it did not have a material impact on our consolidated financial statements in the year of adoption or for the current year.

ITEM 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Market Risk

The fair value of cash and cash equivalents, investigator payment advances, accounts receivable, costs and estimated earnings in excess of related billings on uncompleted contracts, accounts payable, accrued expenses and billings in excess of related costs and estimated earnings on uncompleted contracts are not materially different than their carrying amounts as reported at March 31, 2008 and March 31, 2007.

Foreign Currency Exchange Risk

The Company is exposed to foreign currency exchange risk through its international operations. For the three months ended March 31, 2008, approximately 30% of our net revenue was derived from contracts denominated in other than U.S. Dollars compared to 50% of net revenues for the three months ended March 31, 2007. The increase in the percentage of net revenue derived from contracts denominated in currencies other than the U.S. Dollar is principally attributable to the acquisition of Remedium. Since our financial results are reported in U.S. Dollars changes in foreign currency exchange rates could adversely affect our results of operations and financial condition. To date, we have not engaged in any derivative or contractual hedging activities related to our foreign exchange exposures.

Assets and liabilities of the Company’s international operations are translated into U.S. Dollars at exchange rates in effect on the balance sheet date and equity accounts are translated at historical exchange rates. Revenue and expense items are translated at average exchange rates in effect during the period. Gains or losses from translating foreign currency financial statements are recorded in a separate stockholders equity account entitled “Accumulated Other Comprehensive Income”. The cumulative translation adjustment included in accumulated other comprehensive income for the three months ended March 31, 2008 and 2007 was $230 thousand, and $16 thousand, respectively.

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

Our management, including our principal executive and principal financial officers, has evaluated any changes in our internal control over financial reporting that occurred during the quarter ended March 31, 2008, and has concluded that there was no change that occurred during the quarter ended March 31, 2008 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

ENCORIUM GROUP, INC.

Dated: May 15, 2008	By:	/s/ Kai Lindevall
Kai Lindevall, M.D., Ph.D.
Chief Executive Officer (Principal Executive Officer)

Dated: May 15, 2008	By:	/s/ Philip L. Calamia
Philip L. Calamia
Interim Chief Financial Officer
(Principal Accounting Officer)

S-1