Form 10-Q
period 2008-06-30
ENCORIUM GROUP INC
filed 2008-08-14
CIK 856569

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2008.

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

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: As of August 1, 2008, there were 20,834,004 shares of Encorium Group, Inc. common stock outstanding, par value $.001 per share, which includes 230,864 shares in treasury.

ENCORIUM GROUP, INC.

PART I. FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS

ENCORIUM GROUP, INC.

CONSOLIDATED CONDENSED BALANCE SHEETS

(UNAUDITED)

	June 30, 2008	December 31, 2007
Assets
Current Assets
Cash and cash equivalents	$4,198,066	$9,109,456
Investigator advances	377,545	551,697
Accounts receivable, less allowance of $97,000 for 2008 and 2007, respectively	5,841,059	4,824,795
Prepaid expenses and other	935,075	867,651
Prepaid taxes	15,542	4,031
Costs and estimated earnings in excess of related billings on uncompleted contracts	1,532,941	994,777

Total Current Assets	12,900,228	16,352,407

Property and Equipment, Net	1,131,960	1,293,616
Deferred Acquisition Costs	500,000	—
Intangible Assets
Goodwill	15,388,299	15,388,299
Other intangibles, Net	3,498,033	4,204,825
Other assets	660,236	291,148

Total Assets	$34,078,756	$37,530,295

Liabilities and Stockholders’ Equity
Current Liabilities
Accounts payable	$2,762,446	$1,366,905
Accrued expenses	3,488,583	3,696,404
Deferred taxes	167,686	316,675
Obligations under capital leases	30,630	29,688
Billings in excess of related costs and estimated earnings on uncompleted contracts	2,230,972	3,329,869
Customer advances	3,053,858	3,244,834

Total Current Liabilities	11,734,175	11,984,375

Long Term Liabilities
Obligations under capital leases	103,749	117,723
Deferred taxes	843,127	876,308
Other liabilities	424,988	446,253

Total Long Term Liabilities	1,371,864	1,440,284

Total Liabilities	13,106,039	13,424,659

Stockholders’ Equity
Common stock, $.001 par value 35,000,000 shares authorized, 20,834,004 shares issued and outstanding	20,834	20,834
Additional paid-in capital	32,288,669	32,154,227
Additional paid-in capital warrants	905,699	905,699
Accumulated deficit	(12,116,785)	(8,663,954)
Accumulated other comprehensive income	572,524	387,054

Less:	21,670,941	24,803,860
Treasury stock, at cost, 230,864 shares	(698,224)	(698,224)

Total Stockholders’ Equity	20,972,717	24,105,636

Total Liabilities and Stockholders’ Equity	$34,078,756	$37,530,295

See accompanying notes to the consolidated financial statements.

ENCORIUM GROUP, INC.

CONSOLIDATED CONDENSED STATEMENTS OF OPERATIONS

(UNAUDITED)

	Three Months Ended June 30,		Six Months Ended June 30,
	2008	2007	2008	2007
Net revenue	$8,262,478	$7,332,431	$15,746,084	$16,143,777
Reimbursement revenue	1,381,528	1,216,607	2,487,558	2,478,958

Total Revenue	9,644,006	8,549,038	18,233,642	18,622,735

Operating Expenses
Direct (exclusive of depreciation and amortization)	5,657,098	4,944,872	11,196,769	9,953,808
Reimbursement out-of-pocket expenses	1,381,528	1,216,607	2,487,558	2,478,958
Selling, general and administrative	3,726,661	2,846,655	7,199,532	5,940,472
Depreciation and amortization	343,950	629,056	989,227	1,241,776

Total Operating Expenses	11,109,237	9,637,190	21,873,086	19,615,014

Loss from Operations	(1,465,231)	(1,088,152)	(3,639,444)	(992,279)
Interest Income	28,945	82,366	83,518	135,214
Interest Expense	(8,672)	(16,079)	(11,775)	(26,335)

Net Interest Income	20,273	66,287	71,743	108,879

Net Loss before Income Taxes	(1,444,958)	(1,021,865)	(3,567,701)	(883,400)
Income Tax Expense (Benefit)	493	(174,875)	(114,870)	(145,143)

Net Loss	$(1,445,451)	$(846,990)	$(3,452,831)	$(738,257)

Net Loss per Common Share
Basic	$(0.07)	$(0.04)	$(0.17)	$(0.04)
Diluted	$(0.07)	$(0.04)	$(0.17)	$(0.04)
Weighted Average Common and Common Equivalent Shares Outstanding
Basic	20,603,140	19,070,611	20,603,140	18,207,771
Diluted	20,603,140	19,070,611	20,603,140	18,207,771

See accompanying notes to the consolidated financial statements.

ENCORIUM GROUP, INC.

CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS

(UNAUDITED)

	Six Months Ended June 30,
	2008	2007
Operating Activities:
Net Loss	$(3,452,831)	$(738,257)
Adjustments to reconcile net loss to net cash used by operating activities:
Depreciation and amortization	989,227	1,241,776
Share-based compensation expense	134,443	173,578
Changes in assets and liabilities:
Investigator advances	174,924	622,193
Accounts receivable	(694,214)	194,300
Prepaid expenses and other	(6,218)	(297,158)
Prepaid taxes	(11,511)	(1,439)
Costs and estimated earnings in excess of related billings on uncompleted contracts	(505,919)	(459,491)
Other Assets	(364,957)	(8,097)
Accounts payable	1,299,129	(344,412)
Accrued expenses	(437,436)	7,701
Other liabilities	(70,828)	(36,898)
Deferred taxes	(189,238)	(150,047)
Billings in excess of related costs and estimated earnings on uncompleted contracts	(995,439)	606,687
Customer advances	(479,202)	(1,499,117)

Net Cash Used By Operating Activities	(4,610,070)	(688,681)

Investing Activities:
Prologue acquisition	(500,000)	—
Remedium acquisition	—	(1,710,766)
Cash paid for property and equipment	(102,732)	(494,878)

Net Cash Used By Investing Activities	(602,732)	(2,205,644)

Financing Activities:
Principal payments under capital leases	(13,032)	(14,222)
Proceeds from stock issue and warrants	—	4,704,334
Proceeds from exercise of stock options	—	314,501
Proceeds from short-term borrowings	22,680	146,869

Net Cash Provided By Financing Activities	9,648	5,151,482

Effect of Exchange Rate Changes on Cash and Cash Equivalents	291,764	94,321
Net (Decrease) Increase In Cash and Cash Equivalents	(4,911,390)	2,351,478
Cash and Cash Equivalents, Beginning of Period	9,109,456	5,533,093

Cash and Cash Equivalents, End of Period	$4,198,066	$7,884,571

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

Basis of Presentation

The accompanying unaudited financial statements for the three and six months ended June 30, 2008 have been prepared in accordance with accounting principles generally accepted in the United States of America (“generally accepted accounting principles”) for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring adjustments) considered necessary for a fair presentation have been included. Operating results for the three and six months ended June 30, 2008 may not necessarily be indicative of the results that may be expected for other quarters or for the year ending December 31, 2008. For further information, refer to the financial statements and footnotes thereto included in our Annual Report on Form 10-K for the year ended December 31, 2007.

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

Consolidation

The consolidated financial statements for the three and six months ended June 30, 2008 and 2007 include our accounts and the accounts of our wholly-owned subsidiaries. Intercompany transactions and balances have been eliminated in consolidation.

Investigator Advances

We received advance payments from several of our clients as part of a long-term contract, which included a separate cash account to be utilized for payment of investigator fees. As of June 30, 2008 and December 31, 2007, this cash amount was $378 thousand and $552 thousand, respectively. This amount is also included in customer advances in the accompanying balance sheets.

Accounts Receivable

Accounts receivable, net of an allowance for doubtful accounts, consists of customer billings pursuant to contractual terms related to work performed as of June 30, 2008. In general, amounts become billable upon the achievement of billing mechanisms or in accordance with predetermined payment schedules set forth in the contracts with our clients.

Our accounts receivable and costs and estimated earnings in excess of related billings on uncompleted contracts are concentrated with a number of companies within the pharmaceutical, biotechnology and medical device industries. The majority of this exposure is to large, well established firms. Credit losses have historically been minimal. As of June 30, 2008, the total of accounts receivable and costs and estimated earnings in excess of related billings on uncompleted contracts was $7.4 million. Of this amount, the exposure to our three largest clients was 46% of the total, with the three largest clients representing 21%, 16% and 9% of total exposure, respectively. As of December 31, 2007, the total of accounts receivable and costs and estimated earnings in excess of related billings on uncompleted contracts was $5.8 million. Of this amount, the exposure to our three largest clients was 39% of the total, with the three largest clients representing 25%, 7%, and 7% of total exposure, respectively.

Revenue Recognition

A significant portion of our net revenue is recognized from fixed price contracts on a proportional performance method based on assumptions regarding the estimated completion of the project. This method is used because management considers total costs incurred to be the best available measure of progress on these contracts. Under some of our contracts work is performed under time and material contracts whereby we recognize revenue as hours are worked based on the hourly billing rate for each contract.

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

Our accounting policy for recognizing revenue for terminated projects requires us to perform a reconciliation of study activities versus the activities set forth in the contract. We negotiate with the client, pursuant to the terms of the existing contract, regarding the wind down of existing study activities in order to clarify which services the client wants us to perform. Once we and the client agree on the reconciliation of study activities and the agreed upon services have been performed by us, we would record the additional revenue provided collectibility is reasonably assured.

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

Reimbursable Out-of-Pocket Expenses

On behalf of our clients, we pay fees to investigators and other out-of-pocket costs for which we are reimbursed at cost, without mark-up or profit. Effective January 1, 2002, in connection with the required implementation of Financial Accounting Standards Board (“FASB”) Emerging Issues Task Force (“EITF”) Rule No. 01-14, “Income Statement Characterization of Reimbursements Received for ‘Out-of-Pocket’ Expenses Incurred”, out-of-pocket costs are now included in Operating Expenses, while the reimbursements received are reported separately as Reimbursement Revenue in the Consolidated Statements of Operations.

As is customary in the industry, we will continue to exclude from revenue and expense in the Consolidated Statements of Operations fees paid to investigators and the associated reimbursement since we acts as an agent on behalf of the clinical trial sponsors with regard to investigator payments, in accordance with EITF No. 99-19, “Reporting Revenue Gross as a Principal versus Net as an Agent”. These investigator fees are not reflected in our Net Revenue, Reimbursement Revenue, Reimbursement Out-of-Pocket Expenses, and/or Direct Expenses. The amounts of investigator fees were $3 million and $1.7 million for the three months ended June 30, 2008 and 2007, respectively. The amounts of these investigator fees were $5.1 million and $2.7 million for the six months ended June 30, 2008 and 2007, respectively.

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

Goodwill and Intangible Assets

The Company follows the provisions of SFAS No. 141, “Business Combinations,” and SFAS No. 142, “Goodwill and Other Intangible Assets,” applicable to business combinations. In accordance with these standards, goodwill acquired in connection with the acquisition of Remedium was not amortized. However, the identifiable intangible assets acquired in connection with the acquisition of Remedium will be amortized over their useful lives. Under SFAS No. 142, goodwill is subject to impairment testing annually or whenever events or changes in circumstances indicate that the carrying amount may not be fully recoverable. If carrying value exceeds current fair value, then goodwill is considered impaired and is reduced to fair value via a charge to earnings. The identifiable intangibles acquired in connection with the acquisition of Remedium are also subject to impairment testing under SFAS No. 142, whenever events or changes in circumstances indicate that the carrying amount may not be fully recoverable. Management made an assessment of Remedium’s fair value as November 1, 2007, one year from the acquisition date, in order to determine whether the amount of goodwill and related intangible assets acquired had been impaired. Management has determined that both goodwill and intangible assets acquired in connection with the acquisition of Remedium were not impaired and that no adjustment to the carrying values was necessary. As of June 30, 2008, we had goodwill of approximately $15.4 million and intangibles, net of amortization, of approximately $3.5 million resulting from the acquisition of Remedium on November 1, 2006.

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

In December 2007, the FASB issued SFAS No. 141 (revised 2007), “Business Combinations” (“SFAS 141R”) which replaces SFAS No. 141, Business Combinations. The scope of SFAS 141R is broader than that of SFAS No. 141, which applied only to business combinations in which control was obtained by transferring consideration. SFAS 141R revises accounting and reporting standards for business combinations and applies to all transactions or other events in which an entity obtains control of one or more businesses by transferring consideration as well as combinations achieved without the transfer of consideration. By applying the same method of accounting – the acquisition method – to all transactions and other events in which one entity obtains control over one or more other businesses, this statement is intended to improve the comparability of the information about business combinations provided in financial reports. SFAS 141R applies prospectively to business combinations with an acquisition date on or after the beginning of the first annual reporting period beginning on or after December 15, 2008. The Company is currently in the process of evaluating SFAS 141R, and has not yet determined the impact, if any, that accounting for future business combinations under SFAS 141R, effective January 1, 2009, will have on its consolidated results of operations or financial position.

3.	EARNINGS PER SHARE

Earnings per share is calculated in accordance with SFAS No. 128, “Earnings Per Share”. Basic earnings per share is computed by dividing net income for the period by the weighted average number of common shares outstanding during the period. Diluted earnings per share is computed by dividing net income by the weighted average number of common shares plus the dilutive effect of outstanding stock options under our equity incentive plans. Stock options outstanding not included in the table below because of their anti-dilutive effect for the three and six months ended June 30, 2008 were 912 and 1,224, respectively.

The net loss and weighted average common and common equivalent shares outstanding for purposes of calculating net loss per common share were computed as follows:

	Three months ended June 30,		Six months ended June 30,
	2008	2007	2008	2007
Net loss	$(1,445,451)	$(846,990)	$(3,452,831)	$(738,257)

Weighted average number of common shares outstanding used in computing basic earnings per share	20,603,140	19,070,611	20,603,140	18,207,771
Dilutive effect of stock options outstanding	—	—	—	—
Weighted average shares used in computing diluted earnings per share	20,603,140	19,070,611	20,603,140	18,207,771

Basic loss income per share	$(0.07)	$(0.04)	$(0.17)	$(0.04)
Diluted loss income per share	$(0.07)	$(0.04)	$(0.17)	$(0.04)

4.	COMPREHENSIVE INCOME

A reconciliation of comprehensive loss in accordance with SFAS No. 130, “Reporting Comprehensive Income” is as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2008	2007	2008	2007
Net loss	$(1,445,451)	$(846,990)	$(3,452,831)	$(738,257)

Foreign currency translation adjustment	(86,957)	56,537	185,470	72,199

Comprehensive loss	$(1,532,408)	$(790,453)	$(3,267,361)	$(666,058)

5.	SEGMENT INFORMATION

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

The following table summarizes the distribution of net revenue and contracts with significant clients:

	Three Months Ended June 30,				Six Months Ended June 30,
	2008		2007		2008		2007
	Percentage of Revenues	Number of Contracts	Percentage of Revenues	Number of Contracts	Percentage of Revenues	Number of Contracts	Percentage of Revenues	Number of Contracts
Client A	11%	1	17%	3	12%	1	16%	8
Client B	7%	6	14%	13	10%	6	15%	13
Client C	10%	7	13%	2	9%	7	13%	2

Top Clients	28%	14	44%	18	30%	14	44%	23

Client A, B and C in the table above represent the largest clients for each period, but do not represent the same client for each year shown. We have no other customers that comprise 10% of our net revenues.

The following table summarizes the distribution of net revenues from external clients by geographical region for the three and six months ended June 30, 2008 and 2007.

	Three Months Ended June 30,		Six Months Ended June 30,
	2008	2007	2008	2007
U.S.	$2,199,152	$2,764,457	$4,275,941	$7,027,308
Finland	$3,564,686	$3,459,426	$7,067,328	$7,000,514
Other Europe	$2,498,640	$1,108,548	$4,402,815	$2,115,955

Total	$8,262,478	$7,332,431	$15,746,084	$16,143,777

The following table summarizes the distribution of the Company’s long lived assets by geographical region as of June 30, 2008 and 2007.

	As of June 30,
	2008	2007
U.S.	$862,873	$1,017,307
Europe	19,155,419	20,863,449

Total	$20,018,292	$21,880,756

6.	OTHER LIABILITIES

Effective January 1, 2003, the Company increased by approximately 12,700 to 34,000 the amount of square feet under lease in the same building. The term of the lease was also extended to 2009 and monthly lease payments increased from $50 thousand to $72 thousand. As an incentive for the Company to acquire the additional space, the lessor granted the Company $814 thousand in lease incentives that were used to pay for architectural fees, renovations and improvement costs for the new space. The lease incentives were capitalized as if the Company incurred the costs to make the improvements and are included in Property and Equipment. These assets and the related liability are amortized over the remaining life of the lease at a rate of approximately $116 thousand per year as an additional amortization expense and a reduction in rent expense, respectively. The accounting for these lease incentives has no impact on net income, stockholders’ equity or cash flow. In June 2008, the Company entered into an amended agreement with the lessor to reduce by approximately 10,774 to 23,252 the amount of square feet under lease in the same building. The term of the lease was also extended to December 2014 and the monthly payments decreased from $79 thousand to $60 thousand.

7.	STOCKHOLDERS EQUITY

Share-Based Compensation

Effective January 1, 2006 we adopted SFAS No. 123R using the Modified Prospective Approach. SFAS No. 123R revises SFAS No. 123, “Accounting for Stock-Based Compensation” and supersedes Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees”. SFAS No. 123R requires the cost of all share-based payments to employees, including grants of employee stock options, to be recognized in the financial statements based on their fair values at grant date, or the date of later modification, over the requisite service period.

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

For the three and six months ended June 30, 2008, SFAS 123R resulted in incremental stock-based compensation expense of $63 thousand, and compensation expense of $134 thousand, respectively, or $0.01 and $0.01 on a basic and diluted earning per share basis. For the three and six months ended June 30, 2007, SFAS 123R resulted in incremental stock-based compensation expense of $91 thousand and $174 thousand, respectively, or $0.01 and $0.01, respectively, on a basic and diluted earning per share basis. The compensation expense associated with SFAS 123R did not have a net impact on cash flows from operating, investing or financing activities. A deduction is not allowed for income tax purposes until the options are exercised. The amount of the income tax deduction will be the difference between the fair value of the Company’s common stock and the exercise price at the date of exercise. The tax effect of the income tax deduction in excess of the financial statement expense will be recorded as an increase in additional paid-in-capital. Accordingly, SFAS 123R requires the recognition of a deferred tax asset for the tax effect of the financial statement expense recorded. However, due to our recent loss history, and uncertainty regarding the realization of deferred tax assets, deferred tax assets have been fully reserved as of June 30, 2008. The net operating losses incurred to date by the Company are being carried forward and may be applied against future taxable income subject to certain limitations set forth in Section 382 of the Internal Revenue Code.

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

	Three Months Ended June 30,		Six Months Ended June 30,
	2008	2007	2008	2007
Risk-free interest rate	3.63%	4.57 - 4.59%	2.91 - 2.93%	4.57 - 4.92%
Expected dividend yield	—	—	—	—
Expected life	7 years	7 years	7 years	7 years
Expected volatility	49.70%	63.80%	55.15%	63.80%
Forfeiture rate	15.00%	15.00%	15.00%	15.00%

A summary of award activity under the stock option plans as of June 30, 2008 and changes during the three month period is presented below:

	Number of Shares	Range of Exercise Prices per Share	Weighted Average Exercise Price per Share	Intrinsic Value
Options outstanding at December 31, 2007	1,091,733	2.05 - 6.08	$2.64	$(1,189,989)
Granted	35,000	1.88 - 1.90	1.89	(11,900)
Exercised	—	—	—	—
Canceled	(500)	2.20	2.20	325

Options outstanding at March 31, 2008	1,126,233	1.88 - 6.08	$2.62	$(1,205,069)
Granted	20,000	1.60	1.60	(1,000)
Exercised	—	—	—	—
Canceled	(23,000)	2.17 - 2.86	2.77	28,060

Options outstanding at June 30, 2008	1,123,233	1.88 - 6.08	$2.62	$(1,201,859)
Vested options outstanding at:
June 30, 2008	684,986	$1.88 - 6.08	$2.59	$(712,385)
Non-vested options outstanding at:
June 30, 2008	438,247	$1.88 - 6.08	$2.67	$(490,837)

Approximately 236,702 options, net of forfeitures, of the 438,247 non-vested options as of June 30, 2008 will vest within the next year.

As of June 30, 2008, there was $295 thousand of total unrecognized compensation cost related to unvested share-based compensation awards granted under the stock option plans. That cost is expected to be recognized over a weighted-average period of approximately 3 years.

Based upon the above assumptions, the weighted average fair value of the stock options granted for the three months ended June 30, 2008 and June 2007 was $0.89 and $2.45. Based upon the above assumptions, the weighted average fair value of the stock options granted for the six months ended June 30, 2008 and 2007 was $1.02 and $2.45, respectively.

The Company has a policy of issuing new shares to satisfy share option exercises.

The following table summarizes information regarding stock options outstanding at June 30, 2008:

Options Outstanding
Range of Exercise Prices	Number Outstanding at June 30, 2008	Weighted Average Remaining Contractual Life in Years	Weighted Average Exercise Price per Share
$1.51-$2.00	55,000	9.79	1.79
2.01-2.50	768,667	1.95	2.26
2.51-3.00	112,566	6.96	2.65
3.01-3.50	5,500	3.26	3.13
3.51-4.00	134,000	3.02	3.70
4.01-4.50	7,500	8.67	4.10
$6.00 - $6.50	40,000	8.57	6.08

	1,123,233	3.13	2.62

The following table summarizes information regarding exercisable stock options at June 30, 2008:

Options Exercisable
Range of Exercise Prices	Number of Exercisable Options at June 30, 2008	Weighted Average Remaining Contractual Life in Years	Weighted Average Exercise Price Per Share
2.01-2.50	525,419	1.92	26.00
2.51-3.00	30,567	0.55	2.60
3.01-3.50	1,832	3.26	3.13
3.51-4.00	111,334	1.85	3.69
4.01-4.50	2,500	8.67	4.10
$6.00 - $6.50	13,334	8.57	6.08

	684,986	2.01	2.59

A summary of stock options expected to vest in the next twelve months is as follows:

Options Expected To Vest
Range of Exercise Prices	Options Expected to Vest Net of Fortietures	Weighted Average Remaining Contractual Life in Years	Weighted Average Exercise Price Per Share
$1.51-$2.00	15,583	9.79	1.79
2.01-2.50	172,762	2.01	2.25
2.51-3.00	23,422	9.29	2.67
3.01-3.50	1,559	3.26	3.13
3.51-4.00	9,918	8.76	3.74
4.01-4.50	2,125	8.67	4.10
$6.00-$6.50	11,333	8.57	6.08

	236,702	3.76	2.55

8.	SUPPLEMENTAL CASH FLOW INFORMATION

No income tax payments were required for the six months ended June 30, 2008 and 2007, respectively. Cash paid for interest for the six months ended June 30, 2008 and 2007 was approximately $12 thousand and $26 thousand, respectively. We did not enter into any capital lease obligations during the three and six months ended June 30, 2008 and 2007. We did not acquire any property and equipment through leasing arrangements during the three and six months ended June 30, 2008 or 2007, respectively.

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

The Company follows the provisions of SFAS No. 141, “Business Combinations,” and SFAS No. 142, “Goodwill and Other Intangible Assets,” applicable to business combinations. The amount of Goodwill that resulted from the Remedium acquisition, including deferred taxes of $1,697,724, was $15,388,299. In accordance with SFAS No. 141 the amount of goodwill resulting from the Remedium acquisition was determined as the excess of cost over the fair values of acquired net assets. In accordance with these standards, goodwill acquired in connection with the acquisition of Remedium was not amortized. Under SFAS No. 142, goodwill is subject to impairment testing annually or whenever events or changes in circumstances indicate that the carrying amount may not be fully recoverable. If carrying value exceeds current fair value, then goodwill is considered impaired and is reduced to fair value via a charge to earnings. Should the goodwill become impaired, our consolidated earnings and net worth may be materially adversely affected. In addition, impairment testing involves the use of accounting estimates and assumptions, changes in which could materially impact our financial condition or operating performance if actual results differ from such estimates and assumptions. Management made an assessment of Remedium’s fair value as November 1, 2007, one year from the acquisition date, in order to determine whether the amount of goodwill and related intangible assets acquired had been impaired. Management determined that both goodwill and intangible assets acquired in connection with the acquisition of Remedium were not impaired and that no adjustment to the carrying values was necessary.

The Company also acquired $6.5 million of identifiable intangible assets in connection with the Remedium acquisition. Of the $6.5 million of acquired intangible assets, $3.9 million was attributed to customer relationships, $2.6 million was attributable to backlog and $53 thousand was attributable to a non-compete agreement. All of these intangibles are subject to amortization on a straight-line basis. The estimated useful lives for customer relationships, backlog and non-compete agreement are 16 years, 18 months and 4 years, respectively. Amortization expense for the three ended June 30, 2008 and 2007 was $209 thousand and $498 thousand, respectively. Amortization expense for the six months ended June 30, 2008 and 2007 was $707 thousand and $996 thousand, respectively. The estimated amortization of intangibles expense to be recorded in future periods is as follows:

2008	$127,618
2009	255,236
2010	253,009
2011	241,874
2012	241,874

11.	INCOME TAXES

The Company accounts for income taxes in accordance with the provisions of SFAS No. 109, “Accounting for Income Taxes”. SFAS No. 109 requires recognition of deferred tax liabilities and assets for the future expected tax consequences of events that have been included in the financial statements or tax returns. Under this method deferred tax liabilities and assets are determined based on the difference between the financial statement tax bases of assets and liabilities using enacted tax rates in effect for the year in which the differences are expected to reverse. At June 30, 2008, the Company recorded a full valuation allowance against its net deferred tax assets and net operating loss carry-forwards given that it is more likely than not that the deferred tax asset will not be realized.

The Company adopted the provisions of Financial Interpretation Number 48 (“FIN 48”), “Accounting for Uncertainty in Income Taxes, an interpretation of SFAS 109” on January 1, 2007. The implementation of FIN 48 did not result in any adjustment of the Company’s beginning tax positions. The impact of the Company’s reassessment of its tax positions in accordance with FIN 48 had no material impact on the results of operations, financial condition or liquidity for the six months ended June 30, 2008. The Company has unrecognized United States federal and state net operating loss carryforwards of approximately $3.6 million and $7.8 million, respectively. Future changes in the unrecognized tax benefit, will have no impact on the effective tax rate due to the existence of the valuation allowance.

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

13.	PROPOSED ACQUISITION OF PROLOGUE AND MERGER WITH LINKCON AND RISKS RELATING THERETO

Description of Transactions

On June 6, 2008 the Company entered into a non-binding letter of intent with Prologue Research International, Inc., an Ohio based clinical research company ("Prologue"). Pursuant to the non-binding letter of intent, as amended, the Company will acquire all of the issued and outstanding shares of Prologue for $13.0 million, consisting of $4.5 million in cash, approximately $2 million of non-convertible, non-redeemable senior subordinated debt and approximately $6.5 million of convertible, redeemable senior subordinated debt. The non-refundable deposit of $500,000 previously paid to Prologue will be applied to the cash portion of the purchase price at closing. Closing of the transaction is subject to approval of the transaction by Encorium's and Prologue's Board of Directors and the signing of a definitive agreement. The closing is expected to occur in the third quarter of 2008.

The cash portion of the purchase price is anticipated to be funded through a loan arranged by Chardan Capital, LLC ("Chardan") in the amount of $5,000,000. In consideration for the $5,000,000 the Company will issue Chardan a Note. Although the terms of the Note have not been finalized, it is expected that it will be senior unsecured debt, bear interest at 10% and include warrants to purchase 500,000 shares of common stock of the Company at an exercise price of $1.80 per share. Principal and accrued interest on the Note will be payable upon the earlier of the consummation of the Company's anticipated merger with Fine Success Investments, Ltd., a British Virgin Islands company doing business as Linkcon (“Linkcon”), or 12 months from the date of the Note.

On June 11, 2008, the Company entered into a non-binding term sheet to merge with Linkcon.

As of the date of the term sheet it was anticipated that Linkcon had acquired or would acquire, either prior to or simultaneously with the proposed business combination with Encorium, the following:

1)	a CRO based in India with over 10 years of clinical trial experience; and

2)	a Chinese company that holds licenses to conduct clinical trials in the People’s Republic of China and Hong Kong and the license for JK1, a healthcare portal for medical professionals and consumers promoting the exchange of medical information between China and the Western world.

In addition, it was anticipated as of the date of the term sheet that Linkcon would acquire, either prior to or simultaneously with the proposed business combination with Encorium, a CRO operating in a number of Latin American countries. Linkcon has advised us that it will not have sufficient information regarding this company available at the time Linkcon and Encorium expect to agree on the terms of their business combination to enable Linkcon to determine if it will make the acquisition of the Latin American company. For that reason, Linkcon has ended its efforts to acquire that company. The terms of the business combination as currently contemplated are being negotiated by the parties.

The closing of the Business Combination is subject to a number of conditions, including Encorium’s completion of its due diligence, Linkcon’s ability to enter into definitive agreements with the CRO entities to be acquired by Linkcon, Linkcon’s ability to complete those transactions pursuant to the existing non-binding term sheets, the entry into a definitive agreement between Encorium and Linkcon, approval of the transaction by Encorium’s Board of Directors and Encorium’s stockholders, Chardan’s ability to raise the necessary capital for investment in the combined entity and Encorium’s obtaining a fairness opinion relating to the purchase price for Linkcon.

Risk Factors Relating to The Transactions.

We may not be able to complete the acquisition of Prologue or merger with Linkcon, which could cause our stock price to decline.

A significant part of our current business strategy is to expand our therapeutic offerings through the acquisition of Prologue as well as to broaden our geographical reach through the merger with Linkcon. Although we have entered into non-binding term sheets with Prologue and Linkcon, we have not yet entered into definitive agreements with respect to such transactions. No assurances can be given that we will successfully conclude the acquisition of Prologue or the merger with Linkcon in a timely fashion or at all for a number of reasons, including, but not limited to (i) our failure to satisfactorily complete due diligence; (ii) our failure to obtain a fairness opinion relating to the purchase price for Linkcon; (iii) our inability to negotiate definitive agreements with Prologue and Linkcon; (iv) Linkcon’s inability to enter into definitive agreements with the CRO entities to be acquired by Linkcon and Linkcon’s ability to complete those transactions pursuant to the existing non-binding term sheets; (v) Chardan inability to secure the financing necessary for investment in the combined entity; and (vi) our inability to obtain the required corporate, stockholder and, if applicable, third-party and governmental approvals. If the transactions are not completed, it may have a negative effect on our stock trading price.

We will incur significant expenses related to the proposed acquisition of Prologue and merger with Linkcon whether or not completed.

The proposed acquisition of Prologue and merger with Linkcon will result in significant costs to Encorium. Excluding costs associated with combining the operations of the entities, which are difficult to estimate, direct transaction costs are estimated at approximately $1 million. We expect these costs to consist primarily of fees for investment bankers, attorneys, accountants, filing fees, and financial printing. Our current estimates of these costs are preliminary and are subject to change. Accordingly, the aggregate amount of these costs may be greater than currently anticipated. The substantial majority of the costs other than those associated with combining the operations of the entities will be incurred whether or not the proposed acquisition of Prologue and/or merger with Linkcon are completed. Also, additional unanticipated expenses may be incurred in the integration of our businesses.

The market price of our common stock may decline as a result of the consummation of the proposed acquisition of Prologue and merger with Linkcon.

The market price of our common stock may decline as a result of the consummation of the proposed acquisition of Prologue and merger with Linkcon for a number of reasons, including, but not limited to, if:

•	we do not achieve the perceived benefits of the transaction as rapidly or to the extent anticipated by financial or industry analysts;

•	the effects of the transactions on the businesses are not consistent with the expectations of financial or industry analysts; or

•	investors react negatively to the effects of the transactions.

We may need additional capital to fund our future operations.

We believe that our existing working capital and cash available from operations will enable us to meet our working capital requirements for at least the next 12 months. However, in the event we acquire Prologue but do not merge with Linkcon or in the event we do merge with Linkcon but Chardan is unable to secure the necessary capital for investment in the combined entity we will have significant debt obligations, as well as integration costs. Our cash from operation may be insufficient to service the debt or otherwise provide sufficient working capital, resulting in our need for additional financing. Our ability to obtain such additional financing in the future will depend in part upon prevailing capital market conditions, as well as conditions in our business and our operating results; and those factors may affect our efforts to arrange additional financing on terms that are satisfactory to us or at all.

We may be unable to quickly and effectively integrate operations which could materially adversely affect our combined businesses, financial condition and results of operations.

Following the proposed acquisition of Prologue and merger with Linkon, in order to maintain and increase profitability and operating efficiencies, we will need to integrate and coordinate certain key elements of the businesses, including:

•	service offerings;

•	we incur charges to earnings resulting from the proposed transactions;

•	marketing and business development efforts;

•	management and other professional personnel; and

•	operational systems.

We may not accomplish the integration smoothly, expeditiously or successfully. The difficulties of combining the companies’ operations include:

•	coordinating the efforts and managing the operation, facilities and decision-making process in a geographically disjointed organization;

•	integrating organizations whose personnel have diverse business and cultural backgrounds; and

•	combining different corporate cultures.

The process of integrating operations could cause an interruption of, or loss of momentum in, the activities of the combined company’s businesses and the loss of key personnel. We will need to dedicate management resources to the integration process which may distract attention from normal operations. Employee uncertainty and lack of focus during the integration process may also disrupt our businesses. If we fail to timely and effectively complete the integration of our operations, there could be uncertainty in the marketplace or client concern regarding the impact of the business combinations, which could materially adversely affect the financial condition and results of operations of the combined businesses.

The success of our proposed acquisition of Prologue and proposed merger with Linkcon will depend on the retention of our senior executives and the senior executives of Prologue and Linkcon and our ability to recruit, hire and retain other senior management, including business development professionals.

Our success following the closing of the transactions will depend upon the retention and integration of senior executives and other key employees from each of the businesses who are critical to the continued advancement, development and support of our services. The loss for any reason of any key executive officer or of any significant group of our client-serving professionals could negatively affect our business and prospects.

The success of the transactions is also dependent on our ability to attract and retain other qualified senior management, including, most importantly, business development professionals, who are critical in our ability to successfully market and sell our business offerings and thus increase profitability. The market for these professionals is competitive, and the supply is limited. We cannot provide any assurance that we will be successful in our efforts to retain or attract qualified senior executives, which could harm our future growth and profitability.

Our stockholders will suffer immediate and substantial dilution to their equity and voting interests as a result of the proposed acquisition of Prologue and merger with Linkcon.

We intend to issue a substantial number of shares in connection with the acquisition of Prologue and the Merger with Linkcon. The current Prologue and Linckon stockholders could own approximately 49% of the total number of share of Encorium’s common stock following the closing of the transactions. If the combined business is unable to realize the strategic and financial benefits currently anticipated, the current Encorium stockholders will have experienced substantial dilution of their ownership interest without receiving any commensurate benefit.

Consummation of the merger with Linkcon will subject us to further risks inherent in foreign operations.

If we consummate the merger with Linkcon, we will be further subject to risks inherent in business operations outside of the United States. These risks include, for example, currency fluctuations, regulatory problems, punitive tariffs, unstable local tax policies, trade embargoes, and cultural and language differences. Foreign economies may differ favorably or unfavorably from the United States economy in growth of gross national product, rate of inflation, market development, and capital investment, resource self-sufficiency and balance of payments positions, and in other respects

We could lose clients as a result of uncertainty regarding the acquisition of Prologue and merger with Linkcon.

Uncertainty regarding the acquisition of Prologue and merger with Linkcon and the future ability of the businesses to integrate their operations effectively without significant reduction in quality of service, as well as fear of diversion of management and employees attention during the transaction and integration period, could lead some clients to select other vendors. The loss of business from significant clients could have a negative effect on our business.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

In this discussion, the terms “Company,” “we,” “us” and “our” refer to Encorium Group, Inc. and our consolidated subsidiaries, except where it is made clear otherwise.

Forward Looking Statements

When used in this Report on Form 10-Q and in other public statements, both oral and written, by the Company and Company officers, the words “estimate,” “project,” “expect,” “intend,” “believe,” “anticipate” and similar expressions are intended to identify forward-looking statements regarding events and trends that may affect our future operating results and financial position. Such statements are subject to risks and uncertainties that could cause our actual results and financial position to differ materially. Such factors include, among others: (i) our success in attracting new business and retaining existing clients and projects; (ii) the size, duration and timing of clinical trials we are currently managing may change unexpectedly; (iii) the termination, delay or cancellation of clinical trials we are currently managing could cause revenues and cash-on-hand to decline unexpectedly; (iv) the timing difference between our receipt of contractual or scheduled payments and our incurring costs to manage these trials; (v) outsourcing trends in the pharmaceutical, biotechnology and medical device industries; (vi) the ability to maintain profit margins in a competitive marketplace; (vii) our ability to attract and retain qualified personnel; (viii) the sensitivity of our business to general economic conditions; (ix) other economic, competitive, governmental and technological factors affecting our operations, markets, products, services and prices; (x) announced awards received from existing and potential customers are not definitive until fully negotiated contracts are executed by the parties; (xi) our backlog may not be indicative of future results and may not generate the revenues expected; (xii) our ability to successfully integrate the business of Remedium Oy, which we acquired on November 1, 2006; and (xiii) the ability of the combined businesses to operate successfully, generate revenue growth. You should not place undue reliance on any forward-looking statement. We undertake no obligation to publicly release the result of any revision of these forward-looking statements to reflect events or circumstances after the date they are made or to reflect the occurrence of unanticipated events. Please refer to the section entitled “Risk Factors that Might Affect our Business or Stock Price” beginning on page 9 in our Annual Report on Form 10-K for the year ended December 31, 2007 for a more complete discussion of factors which could cause our actual results and financial position to change.

In addition, this Report on Form 10-Q contains forward-looking statements regarding the potential acquisition of Prologue and the merger with Linkcon. Those statements involve risks and uncertainties and the actual effects of the transactions could differ materially from those discussed. Please refer to the Part II, Item 1A beginning on page 38 for a more complete discussion of risk factors relating to the risks and uncertainties regarding the transactions.

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

A significant aspect of our strategy is to expand our geographic presence and add to our clinical development capabilities in existing new therapeutic areas or service offerings. On July 6, 2006, we entered into an Amended and Restated Combination Agreement (the “Amended Agreement”) with the stockholders of Remedium Oy, a corporation organized under the laws of Finland (“Remedium”), which amends and restates the Combination Agreement entered into on March 2, 2006. Pursuant to the Amended Agreement, at the closing on November 1, 2006, the Company purchased all of the issued and outstanding shares of capital stock of Remedium (the “Shares”).

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

On June 6, 2008 the Company entered into a non-binding letter of intent with Prologue Research International, Inc., an Ohio based clinical research company (“Prologue”). Pursuant to the non-binding letter of intent, as amended, the Company will acquire all of the issued and outstanding shares of Prologue for $13.0 million, consisting of $4.5 million in cash, approximately $2.0 million of non-convertible, non-redeemable senior subordinated debt and approximately $6.5 million of convertible, redeemable senior subordinated debt. The non-refundable deposit of $500,000 previously paid to Prologue will be applied to the cash portion of the purchase price at closing. Closing of the transaction is subject to approval of the transaction by Encorium’s and Prologue’s Board of Directors and the signing of a definitive agreement. The closing is expected to occur in the third quarter of 2008.

The cash portion of the purchase price is anticipated to be funded through a loan arranged by Chardan Capital, LLC (“Chardan”) in the amount of $5,000,000. In consideration for the $5,000,000 the Company will issue Chardan a Note. Although the terms of the Note have not been finalized, it is expected that it will be senior unsecured debt, bear interest at 10% and include warrants to purchase 500,000 shares of common stock of the Company at an exercise price of $1.80 per share. Principal and accrued interest on the Note will be payable upon the earlier of the consummation of the Company’s anticipated merger with Fine Success Investments, Ltd., a British Virgin Islands company doing business as Linkcon (“Linkcon”), or 12 months from the date of the Note.

On June 11, 2008, the Company entered into a non-binding term sheet to merge with Linkcon.

As of the date of the term sheet it was anticipated that Linkcon had acquired or would acquire, either prior to or simultaneously with the proposed business combination with Encorium, the following:

1)	a CRO based in India with over 10 years of clinical trial experience; and

2)	a Chinese company that holds licenses to conduct clinical trials in the People’s Republic of China and Hong Kong and the license for JK1, a healthcare portal for medical professionals and consumers promoting the exchange of medical information between China and the Western world.

In addition, it was also anticipated as of the date of the term sheet that Linkcon would acquire, either prior to or simultaneously with the proposed business combination with Encorium, a CRO operating in a number of Latin American countries. Linkcon has advised us that it will not have sufficient information regarding this company available at the time Linkcon and Encorium expect to agree on the terms of their business combination to enable Linkcon to determine if it will make the acquisition of the Latin American company. For that reason, Linkcon has ended its efforts to acquire that company. The terms of the business combination as currently contemplated are being negotiated by the parties.

The closing of the Business Combination is subject to a number of conditions, including Encorium’s completion of its due diligence, Linkcon’s ability to enter into definitive agreements with the CRO entities to be acquired by Linkcon, Linkcon’s ability to complete those transactions pursuant to the existing non-binding term sheets, the entry into a definitive agreement between Encorium and Linkcon, approval of the transaction by Encorium’s Board of Directors and Encorium’s stockholders, Chardan’s ability to raise the necessary capital for investment in the combined entity and Encorium’s obtaining a fairness opinion relating to the purchase price for Linkcon.

General

The information set forth and discussed below for the three and six months ended June 30, 2008 and 2007 is derived from the Consolidated Condensed Financial Statements included elsewhere herein. The financial information set forth and discussed below is unaudited but, in the opinion of management, reflects all adjustments (primarily consisting of normal recurring adjustments) necessary for a fair presentation of such information. The results of our operations for a particular quarter may not be indicative of results expected during the other quarters or for the entire year.

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

Our backlog was approximately $33.8 million as of June 30, 2008 as compared to $41 million as of June 30, 2007. Our backlog consists of anticipated net revenue from signed contracts, and letters of intent that either have not started but are anticipated to begin in the near future or are in process and have not yet been completed. Many of our studies and projects are performed over an extended period of time, which may be several years. Amounts included in backlog have not yet been recognized as net revenue in our Consolidated Statements of Operations. Once contracted work begins, net revenue is recognized over the life of the contract on a proportional performance basis. The recognition of net revenue and contract terminations, if any, reduces our backlog while the awarding of new business increases our backlog. For the six months ended June 30, 2008 we obtained approximately $15.7 million of new business awards as compared to approximately $18.4 million for the six months ended June 30, 2007.

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

Percentage of net revenue, excluding reimbursable out-of-pocket expenses:

	Three Months Ended June 30,		Six Months Ended June 30,
	2008	2007	2008	2007
Net revenue	100.0%	100.0%	100.0%	100.0%
Operating expenses
Direct	68.5%	67.4%	71.1%	61.7%
Selling, general and administrative	45.1%	38.8%	45.7%	36.8%
Depreciation	4.2%	8.6%	6.3%	7.7%
Loss from operations	(17.7)%	(14.8)%	(23.1)%	(6.1)%
Net loss	(17.5)%	(11.6)%	(21.9)%	(4.6)%

Contractual Obligations and Commitments

We did not enter into any capital lease obligations during the three and six months ended June 30, 2008 and 2007. We are committed under a number of non-cancelable operating leases, primarily related to office space and other office equipment.

In June 2008, the Company decreased by approximately 10,774 to 23,252 the amount of square feet under the lease agreement for its corporate office located in Wayne, Pennsylvania. The term of the lease was also extended to December 31, 2014 from November 30, 2009 and the monthly lease payments were reduced from $79 thousand to $60 thousand. Under the terms of the agreement, the Company was required to establish an irrevocable letter of credit in the amount $170,000 as a security deposit. The amount of the letter of credit is reduced by $28,333 each year beginning on June 1, 2009 until reduced to $0 on December 31, 2014. The letter of credit was obtained in June 2008 and is included in “Other Assets”.

Below is a summary of our future payment commitments by year under contractual obligations. Actual amounts paid under these agreements could be higher or lower than the amounts shown below as a result of changes in volume and other variables:

	2008	2009	2010	Thereafter	Total
Obligations under capital leases	$16,655	$28,445	$30,501	$58,777	$134,378
Operating leases	1,503,028	2,533,369	2,169,217	5,356,134	$11,561,747
Employment agreements	137,500	229,167	—	—	$366,667
Service agreements	411,957	—	—	—	$411,957

Total	$2,069,140	$2,790,981	$2,199,718	$5,414,911	$12,474,749

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

Reimbursable Out-of-Pocket Expenses

On behalf of our clients, we pay fees to investigators and other out-of-pocket costs for which we are reimbursed at cost, without mark-up or profit. Effective January 1, 2002, in connection with the required implementation of Financial Accounting Standards Board Emerging Issues Task Force Rule No. 01-14, “Income Statement Characterization of Reimbursements Received for ‘Out-of-Pocket’ Expenses Incurred”, out-of-pocket costs are now included in Operating Expenses, while the reimbursements received are reported separately as Reimbursement Revenue in the Consolidated Statements of Operations.

As is customary in the industry, we will continue to exclude from revenue and expense in the Consolidated Statements of Operations fees paid to investigators and the associated reimbursement since we act as an agent on behalf of the pharmaceutical company sponsors with regard to investigator payments, in accordance with EITF No. 99-19, “Reporting Revenue Gross as a Principal versus Net as an Agent”. These investigator fees are not reflected in our Net Revenue, Reimbursement Revenue, Reimbursement Out-of-Pocket Expenses, and/or Direct Expenses. The amounts of these investigator fees were $3.0 million and $1.7 million for the three months ended June 30, 2008 and 2007, respectively. The amounts of these investigator fees were $5.1 million and $2.7 million for the six months ended June 30, 2008 and 2007, respectively.

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

The estimated annual share-based compensation expense relating to SFAS No. 123R for the twelve months ended December 31, 2008 is expected to be $224 thousand. The Company recognized stock-based compensation expense of $63 thousand, or $0.01 on a basic and diluted earning per share basis, for the three months ended June 30, 2008 and compensation expense of $134 thousand for the six months ended June 30, 2008 or $0.01 on a basic and diluted earning per share basis. The Company recognized stock-based compensation expense of $91 thousand and $174 thousand for the three and six months ended June 30, 2007, or $0.01 on a basic and diluted earning per share basis.

Goodwill and Intangible Assets

The Company follows the provisions of SFAS No. 141, “Business Combinations,” and SFAS No. 142, “Goodwill and Other Intangible Assets,” applicable to business combinations. In accordance with these standards, goodwill acquired in connection with the acquisition of Remedium was not amortized. However, the identifiable intangible assets acquired in connection with the acquisition of Remedium will be amortized over their useful lives. Under SFAS No. 142, goodwill is subject to impairment testing annually or whenever events or changes in circumstances indicate that the carrying amount may not be fully recoverable. If carrying value exceeds current fair value, then goodwill is considered impaired and is reduced to fair value via a charge to earnings. The identifiable intangibles acquired in connection with the acquisition of Remedium are also subject to impairment testing under SFAS No. 142, whenever events or changes in circumstances indicate that the carrying amount may not be fully recoverable. Management has made an assessment of Remedium’s fair value as November 1, 2007, one year from the acquisition date, in order to determine whether the amount of goodwill and related intangible assets acquired had been impaired. Management determined that both goodwill and intangible assets acquired in connection with the acquisition of Remedium were not impaired and that no adjustment to the carrying values was necessary. As of June 30, 2008, we had goodwill of approximately $15.4 million and intangibles, net of amortization, of approximately $3.5 million resulting from the acquisition of Remedium on November 1, 2006.

Foreign Currency Translation

The functional currency of the Company is the U.S. dollar. The functional currency of the Company’s foreign operations generally is the applicable local currency for each foreign subsidiary. Assets and liabilities of foreign subsidiaries are translated at the spot rate in effect for the reporting date, and consolidated statements of operations are translated at the average exchange rates in effect during the applicable period. The resulting unrealized cumulative translation adjustment, net of applicable income taxes, is recorded as a component of accumulated other comprehensive income in stockholder’s equity.

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

Results of Operations

Three Months Ended June 30, 2008 Compared With Three Months Ended June 30, 2007

Net revenue for the three months ended June 30, 2008 increased by $1 million to $8.3 million as compared to $7.3 million for the three months ended June 30, 2007. The increase in net revenues was primarily due to a $1.5 million increase in revenues generated by our European operations that was offset by a $500 thousand million decrease in revenues generated in the U.S. Of the $1.5 million increase in revenue generated by our European operations, approximately $835 thousand was attributable to favorable foreign currency fluctuations for the three months ended June 30, 2008 compared with the same prior year period. The decrease in net revenues generated in the U.S. was primarily due to a decrease in the number of contracts and related contract values of active clinical studies being conducted in U.S. during the second quarter of 2008 compared to the same prior year period. There were $9.4 million of announced new business awards for the three months ended June 30, 2008 compared to $12.5 million for the three months ended June 30, 2007. For the three months ended June 30, 2008, net revenue from our largest clients amounted to 28% of our net revenue, with the largest clients representing 11%, 10% and 7% of net revenue, respectively. For the three months ended June 30, 2007, net revenue from our largest clients amounted to 44% of our net revenue, with the largest clients representing 17%, 14% and 13% of net revenue, respectively.

Reimbursement revenue consisted of reimbursable out-of-pocket expenses incurred on behalf of our clients. Reimbursements are made at cost, without mark-up or profit, and therefore have no impact on net income.

Direct expenses included compensation and other expenses directly related to conducting clinical studies. These costs increased by approximately $700 thousand to $5.6 million for the three months ended June 30, 2008 from $4.9 million for the three months ended June 30, 2007. The increase in direct expenses was primarily due to a $1 million increase in direct expense of our European operations that was offset by a $300 thousand decrease in direct expenses incurred by our U.S. operations. Of the $1 million increase in direct expense of our European operations, approximately $548 thousand was attributable to unfavorable foreign currency fluctuations for the three months ended June 30, 2008 compared with the same prior year period. In addition, direct expenses increased as a result of staff additions needed to meet the resource requirements of active clinical studies being conducted by our European operations during the three months ended June 30, 2008 compared to same prior year period. Direct expenses as a percentage of net revenue remained relatively unchanged at 68% for the three months ended June 30, 2008 as compared to 67% for the three months ended June 30, 2007.

Selling, general, and administrative expenses (“SG&A”) includes the salaries, wages and benefits of all administrative, financial and business development personnel and all other support expenses not directly related to specific contracts. These costs increased by approximately $900 thousand to $3.7 million for the three months ended June 30, 2008 from $2.8 million for the three months ended June 30, 2007. Of the $900 thousand increase in SG&A, $700 thousand was incurred by our European operations of which $300 thousand related to unfavorable foreign currency fluctuations. The remaining $200 thousand of the increase in SG&A was incurred by our U.S. operations. As a percentage of revenues, SG&A expenses increased by 6% to 45% for the three months ended June 30, 2008 compared with 39% the prior year period. The increase in SG&A expense was primarily attributable to an increase in professional fees and marketing expenses incurred, as well as, unfavorable foreign currency fluctuations for the three months ended June 30, 2008 compared with the same prior year period.

Depreciation and amortization expense decreased by $290 thousand to $340 thousand for the three months ended June 30, 2008 from $630 thousand for the three months ended June 30, 2007, primarily as a result of a reduction in the amount of amortization related to the intangible assets acquired from the Remedium acquisition.

Loss from operations increased by $400 thousand to $1.5 million for the three months ended June 30, 2008 compared to loss from operations of $1.1 million from operations for the three months ended June 30, 2007, primarily for the reasons noted in the preceding paragraphs.

Net interest income for the three months ended June 30, 2008 was $20 thousand compared to net interest income of $66 thousand for the three months ended June 30, 2007. This decrease was due to a decrease in the amount of cash on hand during the three months ended June 30, 2008 compared to the same prior year period.

The income tax expense of $493 was principally related to $55 thousand of income taxes due for two of our foreign subsidiaries which was offset by reversal of the deferred tax liability related to intangible assets acquired from the Remedium acquisition of approximately $54 thousand. The reversal of a portion of the deferred tax liability that was established for the difference between the assigned value of the intangible assets acquired and the tax basis of the intangible assets acquired in the Remedium acquisition. There was no income tax provision for the prior period due to the losses incurred. In the United States the Company is in a net operating loss carry forward position. However, due to our recent loss history, and uncertainty regarding the realization of deferred tax assets, these deferred tax assets have been fully reserved as of June 30, 2008.

Net loss for the three months ended June 30, 2008 was $1.4 million, or $(0.07) per diluted share, as compared to a net loss of $850 thousand, or $(0.04) per diluted share for the three months ended June 30, 2007.

Six Months Ended June 30, 2008 Compared With Six Months Ended June 30, 2007

Net revenue for the six months ended June 30, 2008 decreased by $400 thousand to $15.7 million as compared to $16.1 million for the six months ended June 30, 2007, primarily due to a $2.7 million decrease in revenues generated in the U.S. that was offset by a $2.3 million increase in revenues generated by our European operations. Of the $2.3 million increase in revenue generated by our European operations, approximately $1.5 million was attributable to favorable foreign currency fluctuations for the six months ended June 30, 2008 compared with the same prior year period. The decrease in net revenues generated in the U.S. was primarily due to a decrease in the number of contracts and related contract values of active clinical studies being conducted in U.S. during the first half of 2008 compared to the same prior year period. There were $15.7 million of announced new business awards for the six months ended June 30, 2008 compared to $18.4 million for the six months ended June 30, 2007. For the six months ended June 30, 2008, net revenue from our largest clients amounted to 30% of our net revenue, with the largest clients representing 12%, 10%, and 9% of net revenue, respectively. For the six months ended June 30, 2007, net revenue from our largest clients amounted to 44% of our net revenue, with the largest clients representing 16%, 15%, and 13% of net revenue, respectively.

Reimbursement revenue consisted of reimbursable out-of-pocket expenses incurred on behalf of our clients. Reimbursements are made at cost, without mark-up or profit, and therefore have no impact on net income.

Direct expenses included compensation and other expenses directly related to conducting clinical studies. These costs increased by approximately $1.2 million to $11.2 million for the six months ended June 30, 2008 from $10 million for the six months ended June 30, 2007. The increase in direct expenses was primarily due to a $2.1 million increase in direct expense of our European operations that was offset by a $900 thousand decrease in direct expenses incurred by our U.S. operations. Of the $2.1 million increase in direct expense from our European operations, approximately $1.0 million was attributable to unfavorable foreign currency fluctuations for the six months ended June 30, 2008 compared with the same prior year period. In addition, direct expenses increased as a result of staff additions needed to meet the resource requirements of active clinical studies being conducted by our European operations during the first six months of 2008 compared to same prior year period. Direct expenses as a percentage of net revenue were 71% for the six months ended June 30, 2008 as compared to 62% for the six months ended June 30, 2007. The increase in direct expenses as a percentage of net revenues was principally due to decreased utilization of our personnel on clinical study activities and a decrease in the number of active clinical studies conducted in the U.S. and from unfavorable foreign currency fluctuations for the six months ended June 30, 2008 compared with the same prior year period.

Selling, general, and administrative expenses (“SG&A”) includes the salaries, wages and benefits of all administrative, financial and business development personnel and all other support expenses not directly related to specific contracts. These costs increased by approximately $1.3 million to $7.2 million for the six months ended June 30, 2008 compared to $5.9 million for the six months ended June 30, 2007. Of the $1.3 million increased in SG&A, $1.0 million was incurred by our European operations of which $535 thousand related to unfavorable foreign currency fluctuations. The remaining $300 thousand of the increase in SG&A was incurred by our U.S. operations. As a percentage of revenues, SG&A expenses increased by 9% to 46% for the six months ended June 30, 2008 compared with 37% for the prior year period. The increase in SG&A expense was primarily attributable to an increase in professional fees and marketing expenses incurred, as well as, unfavorable foreign currency fluctuations for the six months ended June 30, 2008 compared with the same prior year period.

Depreciation and amortization expense decreased by $250 thousand to $1 million for the six months ended June 30, 2008 compared to $1.25 million for the six months ended June 30, 2007, primarily as a result of a reduction in the amount of amortization related to the intangible assets acquired from the Remedium acquisition.

Loss from operations increased by $2.7 million for the six months ended June 30, 2008 as compared to a loss of $700 thousand from operations for the six months ended June 30, 2007, primarily for the reasons noted in the preceding paragraphs.

Net interest income for the six months ended June 30, 2008 was $72 thousand compared to net interest income of $109 thousand for the six months ended June 30, 2007. The decrease in net interest income was due to a decrease in the amount of cash on hand during the first six months of 2008 compared to the same prior year period.

The income tax benefit of $115 thousand was principally related to the reversal of a portion of the deferred tax liability that was established for the difference between the assigned value of the intangible assets acquired and the tax basis of the intangible assets acquired in the Remedium acquisition. There was no income tax provision for the prior period due to the losses incurred. In the U.S. the Company is in a net operating loss carry forward position. However, due to our recent loss history, and uncertainty regarding the realization of deferred tax assets, these deferred tax assets have been fully reserved as of June 30, 2008.

Net loss for the six months ended June 30, 2008 was $3.5 million, or $(0.17) per diluted share, as compared to a net loss of $738 thousand, or $(0.04) per diluted share for the six months ended June 30, 2007.

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

Although we believe that our existing working capital and cash available from operations will enable us to meet our working capital requirements for at least the next 12 months, in the event we acquire Prologue but do not merge with Linkcon or in the event we do merge with Linkcon but Chardan is unable to secure the necessary capital for investment in the combined entity we will have significant debt obligations, as well as integration costs. Our cash from operations may be insufficient to service the debt or otherwise provide sufficient working capital, resulting in our need for additional financing. Our ability to obtain such additional financing in the future will depend in part upon prevailing capital market conditions, as well as conditions in our business and our operating results; and those factors may affect our efforts to arrange additional financing on terms that are satisfactory to us or at all. Please refer to the Part II, Item 1A beginning on page 38 for a more complete discussion of risk factors relating to the risks and uncertainties regarding the transactions.

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

Net revenue is recognized on a proportional performance basis. We typically receive a low volume of large-dollar receipts. As a result, the number of days net revenue outstanding in accounts receivable, costs and estimated earnings in excess of related billings, customer advances, and billings in excess of related costs will fluctuate due to the timing and size of billings and cash receipts. At June 30, 2008, the net days revenue outstanding was 6 days compared to (21) days at December 31, 2007. This change was primarily due to a reduction in cash collections as well as a reduction in the amount upfront payments received on recently signed contracts. Compared to December 31, 2007, accounts receivable increased $1.0 million to $5.8 million at June 30, 2008, primarily due an increase in billing related to our ongoing active clinical studies in Europe.

Costs and estimated earnings in excess of related billings on uncompleted contracts increased by $500 thousand to $1.5 million as of June 30, 2008 compared to $1.0 million as of December 31, 2007. The balance at June 30, 2008 primarily consisted of 2 clinical trials. The top two balances constituted 46%, and 19% of the balance. This balance is mostly attributable to a delay in the timing of billings compared to when the work was performed. The $1.1 million decrease in the liability account, billings in excess of related costs and estimated earnings on uncompleted contracts, to $2.2 million as of June 30, 2008 from $3.3 million as of December 31, 2007, resulted primarily from the utilization of advances for services from our clients. Customer advances decreased by $200 thousand to $3.0 million from $3.2 million as of December 31, 2007.

Our net cash used by operating activities was $4.6 million for the six months ended June 30, 2008, compared to net cash used by operating activities of $689 thousand for the six months ended June 30, 2007. The $3.9 million increase is primarily related to increases in accounts receivable, cost and estimated earnings in excess of related billings on uncompleted contracts and decreases in accrued expenses, billings in excess of related cost and estimated earnings on uncompleted contracts, customer advances and deferred taxes for the six months ended June 30, 2008 as compared to same prior year period. Net cash used by investing activities was $602 thousand for the six months ended June 30, 2008 of which $500 thousand was used as a partial payment in connection with the proposed Prologue acquisition. Net cash used by investing activities to purchase computer equipment and software applications was $103 thousand. This compares to net cash used by investing activities of $2.2 million for the six months ended June 30, 2007, which consisted principally of costs associated with the Remedium acquisition. The cost associated with the Remedium acquisition have been capitalized and presented on the balance sheet as goodwill. Net cash provided by financing activities was $10 thousand for the six months ended June 30, 2008, compared with net cash provided by financing activities of $5.2 million for the six months ended June 30, 2007. The primary difference related to $4.7 million received due to the sale of $1,748,252 shares of common stock in a private placement net of applicable fees and expenses, $315 thousand received from the exercise of employee stock options and $147 thousand received from short term borrowings during the six months ended June 30, 2007.

As a result of these cash flows, our cash and cash equivalents balance at June 30, 2008 was $4.2 million as compared to $9.1 million at December 31, 2007.

We purchased approximately $103 thousand of computer equipment and software applications for six months ended June 30, 2008. We anticipate capital expenditures of approximately $100,000—$200,000 during the remainder of 2008, primarily for leasehold improvements, software applications, workstations, personal computer equipment and related assets.

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

In December 2007, the FASB issued SFAS No. 141 (revised 2007), “Business Combinations” (“SFAS 141R”) which replaces SFAS No. 141, Business Combinations. The scope of SFAS 141R is broader than that of SFAS No. 141, which applied only to business combinations in which control was obtained by transferring consideration. SFAS 141R revises accounting and reporting standards for business combinations and applies to all transactions or other events in which an entity obtains control of one or more businesses by transferring consideration as well as combinations achieved without the transfer of consideration. By applying the same method of accounting – the acquisition method – to all transactions and other events in which one entity obtains control over one or more other businesses, this statement is intended to improve the comparability of the information about business combinations provided in financial reports. SFAS 141R applies prospectively to business combinations with an acquisition date on or after the beginning of the first annual reporting period beginning on or after December 15, 2008. The Company is currently in the process of evaluating SFAS 141R, and has not yet determined the impact, if any, that accounting for future business combinations under SFAS 141R, effective January 1, 2009, will have on its consolidated results of operations or financial position.

ITEM 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Market Risk

The fair value of cash and cash equivalents, investigator payment advances, accounts receivable, costs and estimated earnings in excess of related billings on uncompleted contracts, accounts payable, accrued expenses and billings in excess of related costs and estimated earnings on uncompleted contracts are not materially different than their carrying amounts as reported at June 30, 2008 and June 30, 2007.

Foreign Currency Exchange Risk

The Company is exposed to foreign currency exchange risk through its international operations. For the six months ended June 30, 2008, approximately 71% of our net revenue was derived from contracts denominated in other than U.S. Dollars compared to 46% of net revenues for the six months ended June 30, 2007. The increase in the percentage of net revenue derived from contracts denominated in currencies other than the U.S. Dollar is principally attributable to the acquisition of Remedium. Since our financial results are reported in U.S. Dollars changes in foreign currency exchange rates could adversely affect our results of operations and financial condition. To date, we have not engaged in any derivative or contractual hedging activities related to our foreign exchange exposures.

Assets and liabilities of the Company’s international operations are translated into U.S. Dollars at exchange rates in effect on the balance sheet date and equity accounts are translated at historical exchange rates. Revenue and expense items are translated at average exchange rates in effect during the period. Gains or losses from translating foreign currency financial statements are recorded in a separate stockholders equity account entitled “Accumulated Other Comprehensive Income”. The cumulative translation adjustment included in accumulated other comprehensive income for the six months ended June 30, 2008 and 2007 was $185 thousand and $72 thousand, respectively.

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

Our management, including our principal executive and principal financial officers, has evaluated any changes in our internal control over financial reporting that occurred during the quarter ended June 30, 2008, and has concluded that there was no change that occurred during the quarter ended June 30, 2008 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

ITEM 1A.	RISK FACTORS

We may not be able to complete the acquisition of Prologue or merger with Linkcon, which could cause our stock price to decline.

A significant part of our current business strategy is to expand our therapeutic offerings through the acquisition of Prologue as well as to broaden our geographical reach through the merger with Linkcon. Although we have entered into non-binding term sheets with Prologue and Linkcon, we have not yet entered into definitive agreements with respect to such transactions. No assurances can be given that we will successfully conclude the acquisition of Prologue or the merger with Linkcon in a timely fashion or at all for a number of reasons, including, but not limited to (i) our failure to satisfactorily complete due diligence; (ii) our failure to obtain a fairness opinion relating to the purchase price for Linkcon; (iii) our inability to negotiate definitive agreements with Prologue and Linkcon; (iv) Linkcon’s inability to enter into definitive agreements with the CRO entities to be acquired by Linkcon and Linkcon’s ability to complete those transactions pursuant to the existing non-binding term sheets; (v) Chardan inability to secure the financing necessary for investment in the combined entity; and (vi) our inability to obtain the required corporate, stockholder and, if applicable, third-party and governmental approvals. If the transactions are not completed, it may have a negative effect on our stock trading price.

We will incur significant expenses related to the proposed acquisition of Prologue and merger with Linkcon whether or not completed.

The proposed acquisition of Prologue and merger with Linkcon will result in significant costs to Encorium. Excluding costs associated with combining the operations of the entities, which are difficult to estimate, direct transaction costs are estimated at approximately $1 million. We expect these costs to consist primarily of fees for investment bankers, attorneys, accountants, filing fees, and financial printing. Our current estimates of these costs are preliminary and are subject to change. Accordingly, the aggregate amount of these costs may be greater than currently anticipated. The substantial majority of the costs other than those associated with combining the operations of the entities will be incurred whether or not the proposed acquisition of Prologue and/or merger with Linkcon are completed. Also, additional unanticipated expenses may be incurred in the integration of our businesses.

The market price of our common stock may decline as a result of the consummation of the proposed acquisition of Prologue and merger with Linkcon.

The market price of our common stock may decline as a result of the consummation of the proposed acquisition of Prologue and merger with Linkcon for a number of reasons, including, but not limited to, if:

•	we do not achieve the perceived benefits of the transaction as rapidly or to the extent anticipated by financial or industry analysts;

•	the effects of the transactions on the businesses are not consistent with the expectations of financial or industry analysts; or

•	investors react negatively to the effects of the transactions.

We may need additional capital to fund our future operations.

We believe that our existing working capital and cash available from operations will enable us to meet our working capital requirements for at least the next 12 months. However, in the event we acquire Prologue but do not merge with Linkcon or in the event we do merge with Linkcon but Chardan is unable to secure the necessary capital for investment in the combined entity we will have significant debt obligations, as well as integration costs. Our cash from operation may be insufficient to service the debt or otherwise provide sufficient working capital, resulting in our need for additional financing. Our ability to obtain such additional financing in the future will depend in part upon prevailing capital market conditions, as well as conditions in our business and our operating results; and those factors may affect our efforts to arrange additional financing on terms that are satisfactory to us or at all.

We may be unable to quickly and effectively integrate operations which could materially adversely affect our combined businesses, financial condition and results of operations.

Following the proposed acquisition of Prologue and merger with Linkon, in order to maintain and increase profitability and operating efficiencies, we will need to integrate and coordinate certain key elements of the businesses, including:

•	service offerings;

•	we incur charges to earnings resulting from the proposed transactions;

•	marketing and business development efforts;

•	management and other professional personnel; and

•	operational systems.

We may not accomplish the integration smoothly, expeditiously or successfully. The difficulties of combining the companies’ operations include:

•	coordinating the efforts and managing the operation, facilities and decision-making process in a geographically disjointed organization;

•	integrating organizations whose personnel have diverse business and cultural backgrounds; and

•	combining different corporate cultures.

The process of integrating operations could cause an interruption of, or loss of momentum in, the activities of the combined company’s businesses and the loss of key personnel. We will need to dedicate management resources to the integration process which may distract attention from normal operations. Employee uncertainty and lack of focus during the integration process may also disrupt our businesses. If we fail to timely and effectively complete the integration of our operations, there could be uncertainty in the marketplace or client concern regarding the impact of the business combinations, which could materially adversely affect the financial condition and results of operations of the combined businesses.

The success of our proposed acquisition of Prologue and proposed merger with Linkcon will depend on the retention of our senior executives and the senior executives of Prologue and Linkcon and our ability to recruit, hire and retain other senior management, including business development professionals.

Our success following the closing of the transactions will depend upon the retention and integration of senior executives and other key employees from each of the businesses who are critical to the continued advancement, development and support of our services. The loss for any reason of any key executive officer or of any significant group of our client-serving professionals could negatively affect our business and prospects.

The success of the transactions is also dependent on our ability to attract and retain other qualified senior management, including, most importantly, business development professionals, who are critical in our ability to successfully market and sell our business offerings and thus increase profitability. The market for these professionals is competitive, and the supply is limited. We cannot provide any assurance that we will be successful in our efforts to retain or attract qualified senior executives, which could harm our future growth and profitability.

Our stockholders will suffer immediate and substantial dilution to their equity and voting interests as a result of the proposed acquisition of Prologue and merger with Linkcon.

We intend to issue a substantial number of shares in connection with the acquisition of Prologue and the Merger with Linkcon. The current Prologue and Linckon stockholders could own approximately 49% of the total number of share of Encorium’s common stock following the closing of the transactions. If the combined business is unable to realize the strategic and financial benefits currently anticipated, the current Encorium stockholders will have experienced substantial dilution of their ownership interest without receiving any commensurate benefit.

Consummation of the merger with Linkcon will subject us to further risks inherent in foreign operations.

If we consummate the merger with Linkcon, we will be further subject to risks inherent in business operations outside of the United States. These risks include, for example, currency fluctuations, regulatory problems, punitive tariffs, unstable local tax policies, trade embargoes, and cultural and language differences. Foreign economies may differ favorably or unfavorably from the United States economy in growth of gross national product, rate of inflation, market development, and capital investment, resource self-sufficiency and balance of payments positions, and in other respects

We could lose clients as a result of uncertainty regarding the acquisition of Prologue and merger with Linkcon.

Uncertainty regarding the acquisition of Prologue and merger with Linkcon and the future ability of the businesses to integrate their operations effectively without significant reduction in quality of service, as well as fear of diversion of management and employees attention during the transaction and integration period, could lead some clients to select other vendors. The loss of business from significant clients could have a negative effect on our business.

ITEM 4.	SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

(a) The company held its Annual Meeting of Stockholders on June 13, 2008 (the “Annual Meeting”).

(b) Not required.

(c) The following proposals were submitted to a vote of stockholders.

(i)	The election of seven directors to serve until the 2009 Annual Meeting of Stockholders:

Nominees	Votes For	Votes Withheld
Kenneth M. Borow, M.D.	15,442,704	324,235
Scott M. Jenkins	15,477,404	289,535
Dr. Kai Lindevall	15,137,643	629,296
Petri Manninen	15,470,371	296,568
Dr. Jyrki Mattila	15,478,018	288,921
Christopher F. Meshginpoosh	15,477,404	289,535
Paul J. Schmitt	15,477,071	289,868

(ii)	The proposal to ratify the appointment of Deloitte & Touche LLP, a registered public accounting firm, to examine and report on the Company’s financial statements for the fiscal year ending December 31, 2008:

For	Against	Abstain
15,628,044	119,960	18,934

(d) Not required.

ITEM 6.	EXHIBITS

(a)	Exhibits

10.1	Summary of binding terms included in the Letter of Intent between Encorium Group, Inc. and Prologue Research International, Inc.

10.2	Summary of binding terms included in the non-binding term sheet by and among Encorium Group, Inc., Fine Success Investments, Ltd., and Chardan Capital, LLC.

31.1	Certification of Chief Executive Officer required by Rule 13a-14(a) or Rule 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer required by Rule 13a-14(a) or Rule 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification pursuant to 18 U.S.C. § 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification pursuant to 18 U.S.C. § 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

ENCORIUM GROUP, INC.

Dated: August 14, 2008	By:	/s/ Kai Lindevall
Kai Lindevall, M.D., Ph.D.
Chief Executive Officer (Principal Executive Officer)

Dated: August 14, 2008	By:	/s/ Philip L. Calamia
Philip L. Calamia
Interim Chief Financial Officer
(Principal Accounting Officer)

S-1