Form 10-Q
period 2008-09-30
ENCORIUM GROUP INC
filed 2008-11-26
CIK 856569

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2008.

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from              to

Commission file number: 0-21145

ENCORIUM GROUP, INC.

(Exact name of registrant as specified in its charter)

Delaware	56-1668867
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

One Glenhardie Corporate Center, 1275 Drummers Lane, Suite 300, Wayne, Pennsylvania	19087
(Address of principal executive offices)	(Zip Code)

610-975-9533

(Registrant’s telephone number, including area code)

(Former name, former address and former fiscal year, if changed since last report.)

One Glenhardie Corporate Center, 1275 Drummers Lane,

Suite 100, Wayne, Pennsylvania

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer, or a smaller reporting company. See the definition of “large accelerated filer”, “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☐	Accelerated filer ☐

Non-accelerated filer ☐	Smaller reporting company ☒

Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Act)    Yes  ☐    No  ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: As of November 1, 2008, there were 20,834,004 shares of Encorium Group, Inc. common stock outstanding, par value $.001 per share, which includes 291,021 shares in treasury.

ENCORIUM GROUP, INC.

PART I. FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS

ENCORIUM GROUP, INC.

CONSOLIDATED CONDENSED BALANCE SHEETS

(UNAUDITED)

	September 30, 2008	December 31, 2007
Assets
Current Assets
Cash and cash equivalents	$5,366,727	$9,109,456
Investigator advances	292,191	551,697
Accounts receivable, less allowance of $97,000 for 2008 and 2007, respectively	6,552,156	4,824,795
Prepaid expenses and other	1,145,570	867,651
Prepaid taxes	11,204	4,031
Costs and estimated earnings in excess of related billings on uncompleted contracts	1,215,202	994,777

Total Current Assets	14,583,050	16,352,407

Property and Equipment, Net	1,124,577	1,293,616

Intangible Assets
Goodwill	15,615,572	15,388,299
Other intangibles, Net	3,899,191	4,204,825
Other assets	647,908	291,148

Total Assets	$35,870,298	$37,530,295

Liabilities and Stockholders’ Equity
Current Liabilities
Accounts payable	$3,056,357	$1,366,905
Accrued expenses	2,967,367	3,696,404
Deferred taxes	202,370	316,675
Obligations under capital leases	27,952	29,688
Billings in excess of related costs and estimated earnings on uncompleted contracts	3,566,742	3,329,869
Customer advances	4,854,337	3,244,834

Total Current Liabilities	14,675,125	11,984,375

Long Term Liabilities
Obligations under capital leases	96,576	117,723
Deferred taxes	938,444	876,308
Other liabilities	375,523	446,253

Total Long Term Liabilities	1,410,543	1,440,284

Total Liabilities	16,085,668	13,424,659

Stockholders’ Equity
Common stock, $.001 par value 35,000,000 shares authorized, 20,834,004 shares issued and outstanding	20,834	20,834
Additional paid-in capital	32,340,619	32,154,227
Additional paid-in capital warrants	905,699	905,699
Accumulated deficit	(15,998,137)	(8,663,954)
Accumulated other comprehensive income	3,213,839	387,054

Less:	20,482,854	24,803,860
Treasury stock, at cost, 230,864 shares	(698,224)	(698,224)

Total Stockholders’ Equity	19,784,630	24,105,636

Total Liabilities and Stockholders’ Equity	$35,870,298	$37,530,295

See accompanying notes to the consolidated financial statements.

ENCORIUM GROUP, INC.

CONSOLIDATED CONDENSED STATEMENTS OF OPERATIONS

(UNAUDITED)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2008	2007	2008	2007
Net revenue	$7,438,000	$7,187,322	$23,184,084	$23,331,099
Reimbursement revenue	1,475,482	1,068,931	3,963,040	3,547,889

Total Revenue	8,913,482	8,256,253	27,147,124	26,878,988

Operating Expenses
Direct (exclusive of depreciation and amortization)	5,378,998	4,878,728	16,575,767	14,832,536
Reimbursement out-of-pocket expenses	1,475,482	1,068,931	3,963,040	3,547,889
Selling, general and administrative	3,601,849	3,212,726	10,801,381	9,153,198
Depreciation and amortization	505,662	623,354	1,494,889	1,865,130
Impairment loss	1,856,183	—	1,856,183

Total Operating Expenses	12,818,174	9,783,739	34,691,260	29,398,753

Loss from Operations	(3,904,692)	(1,527,486)	(7,544,136)	(2,519,765)

Interest Income	17,509	78,379	101,027	213,593
Interest Expense	(19,386)	7,280	(31,161)	(19,055)

Net Interest (Expense) Income	(1,877)	85,659	69,866	194,538

Net Loss before Income Taxes	(3,906,569)	(1,441,827)	(7,474,270)	(2,325,227)

Income Tax Benefit	(25,217)	(160,820)	(140,087)	(305,963)

Net Loss	$(3,881,352)	$(1,281,007)	$(7,334,183)	$(2,019,264)

Net Loss per Common Share
Basic	$(0.19)	$(0.06)	$(0.36)	$(0.11)
Diluted	$(0.19)	$(0.06)	$(0.36)	$(0.11)

Weighted Average Common and Common Equivalent Shares Outstanding
Basic	20,603,140	19,876,572	20,603,140	18,772,041
Diluted	20,603,140	19,876,572	20,603,140	18,772,041

See accompanying notes to the consolidated financial statements.

ENCORIUM GROUP, INC.

CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS

(UNAUDITED)

	Nine Months Ended September 30,
	2008	2007
Operating Activities:
Net Loss	$(7,334,183)	$(2,019,264)
Adjustments to reconcile net loss to net cash used by operating activities:
Depreciation and amortization	1,494,889	1,865,130
Impairment loss	1,856,183	—
Share-based compensation expense	186,392	240,365
Changes in assets and liabilities:
Investigator advances	258,030	647,504
Accounts receivable	(1,872,014)	1,111,721
Prepaid expenses and other	(266,186)	(379,355)
Prepaid taxes	(7,173)	(6,320)
Costs and estimated earnings in excess of related billings on uncompleted contracts	(221,275)	(579,562)
Other Assets	(402,949)	(8,054)
Accounts payable	1,744,815	216,085
Accrued expenses	(720,991)	(293,465)
Other liabilities	44,083	(54,984)
Deferred taxes	(169,597)	(314,271)
Billings in excess of related costs and estimated earnings on uncompleted contracts	271,135	646,351
Customer advances	1,651,408	(1,323,915)

Net Cash Used By Operating Activities	(3,487,433)	(252,034)

Investing Activities:
Remedium acquisition	—	(1,730,539)
Cash paid for property and equipment	(248,525)	(564,427)

Net Cash Used By Investing Activities	(248,525)	(2,294,966)

Financing Activities:
Principal payments under capital leases	(22,883)	(4,908)
Proceeds from stock issue and warrants	—	4,661,918
Proceeds from exercise of stock options	—	454,315
Proceeds from short-term borrowings	52,040	27,118

Net Cash Provided By Financing Activities	29,157	5,138,443

Effect of Exchange Rate Changes on Cash and Cash Equivalents	(35,928)	181,972
Net (Decrease) Increase In Cash and Cash Equivalents	(3,742,729)	2,773,415
Cash and Cash Equivalents, Beginning of Period	9,109,456	5,533,093

Cash and Cash Equivalents, End of Period	$5,366,727	$8,306,508

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

Basis of Presentation

The accompanying unaudited financial statements for the three and nine months ended September 30, 2008 have been prepared in accordance with accounting principles generally accepted in the United States of America (“generally accepted accounting principles”) for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (primarily consisting of normal recurring adjustments) considered necessary for a fair presentation have been included. Operating results for the three and nine months ended September 30, 2008 may not necessarily be indicative of the results that may be expected for other quarters or for the year ending December 31, 2008. For further information, refer to the financial statements and footnotes thereto included in our Annual Report on Form 10-K for the year ended December 31, 2007.

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

Consolidation

The consolidated financial statements for the three and nine months ended September 30, 2008 and 2007 include our accounts and the accounts of our wholly-owned subsidiaries. Intercompany transactions and balances have been eliminated in consolidation.

Investigator Advances

We received advance payments from several of our clients as part of certain long-term contracts, which require us to maintain separate cash accounts to be utilized for payment of investigator fees. As of September 30, 2008 and December 31, 2007, this cash amount was $292 thousand and $552 thousand, respectively. This amount is also included in customer advances in the accompanying balance sheets.

Accounts Receivable

Accounts receivable, net of an allowance for doubtful accounts, consists of customer billings pursuant to contractual terms related to work performed as of September 30, 2008. In general, amounts become billable upon the achievement of billing mechanisms or in accordance with predetermined payment schedules set forth in the contracts with our clients.

Our accounts receivable and costs and estimated earnings in excess of related billings on uncompleted contracts are concentrated with a number of companies within the pharmaceutical, biotechnology and medical device industries. The majority of this exposure is to large, well established firms. Credit losses have historically been minimal. As of September 30, 2008, the total of accounts receivable and costs and estimated earnings in excess of related billings on uncompleted contracts was $7.8 million. Of this amount, the exposure to our three largest clients was 35% of the total, with the three largest clients representing 15%, 11% and 9% of total exposure, respectively. As of December 31, 2007, the total of accounts receivable and costs and estimated earnings in excess of related billings on uncompleted contracts was $5.8 million. Of this amount, the exposure to our three largest clients was 39% of the total, with the three largest clients representing 25%, 7%, and 7% of total exposure, respectively.

Customer Advances

Several client contracts contain provisions that allow us to bill and receive advance payments to be utilized for investigator fees and reimbursable expenses. In some instances, the client requires that we maintain separate cash accounts to be utilized for investigator fees, which are included as Investigator Advances. Funds received as customer advances, excluding investigator advances for which separate cash accounts are required as part of our contract with the client, are included as part of Cash and Cash Equivalents. The balance of customer advances, including investigator advances of $292 thousand, was $4.85 million as of September 30, 2008. As of September 30, 2008, there were no customer advances billed, but not received.

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

As is customary in the industry, we will continue to exclude from revenue and expense in the Consolidated Statements of Operations fees paid to investigators and the associated reimbursement since we acts as an agent on behalf of the clinical trial sponsors with regard to investigator payments, in accordance with EITF No. 99-19, “Reporting Revenue Gross as a Principal versus Net as an Agent”. These investigator fees are not reflected in our Net Revenue, Reimbursement Revenue, Reimbursement Out-of-Pocket Expenses, and/or Direct Expenses. The amounts of investigator fees for the three month and nine months ended September 30, 2008 were $1.7 million and $6.8 million, respectively. Investigator fees for the three and nine months ended September 30, 2007 were $429 thousand and $3.1 million, respectively.

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

Goodwill and Intangible Assets

The Company follows the provisions of SFAS No. 141, “Business Combinations,” and SFAS No. 142, “Goodwill and Other Intangible Assets,” applicable to business combinations. The Company also follows the provisions of SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets,” applicable to its accounting for impairment of goodwill and intangible assets. In accordance with these standards, goodwill acquired in connection with the acquisition of Remedium was not amortized. However, the identifiable intangible assets acquired in connection with the acquisition of Remedium will be amortized over their useful lives. Under SFAS No. 142, goodwill is subject to impairment testing annually or whenever events or changes in circumstances indicate that the carrying amount may not be fully recoverable. If carrying value exceeds current fair value, then goodwill is considered impaired and is reduced to fair value via a charge to earnings. The identifiable intangibles acquired in connection with the acquisition of Remedium are also subject to impairment testing under SFAS No. 142, whenever events or changes in circumstances indicate that the carrying amount may not be fully recoverable. Management made an assessment of Remedium’s fair value as November 1, 2007, one year from the acquisition date, in order to determine whether the amount of goodwill and related intangible assets acquired had been impaired. As of November 1, 2007, management determined that both goodwill and intangible assets acquired in connection with the acquisition of Remedium were not impaired and that no adjustment to the carrying values was necessary.

Due to changes in key personnel, adverse market conditions and a significant decrease in the Company’s market capital during the third quarter of 2008, the Company made an assessment of Remedium’s fair value as of September 30, 2008 to determine whether the amount of goodwill and the identifiable intangibles acquired in connection with the acquisition of Remedium were impaired. The test for impairment involves a two step process. The first step of impairment testing involves a comparison of the fair value of the reporting unit, in this case Remedium, with its aggregate carrying values, including goodwill and identifiable intangible assets. We determined the fair value of Remedium using a combination of the income approach methodology of valuation, which includes the discounted cash flow method, and the relative market value approach methodology. The relative market value approach methodology includes the comparison of revenue and income multiples of comparable companies within the industry that the Company operates. If the carrying amount of Remedium exceeds its fair value, we perform the second step of the impairment test to determine the amount of the impairment loss. The second step of the impairment test involves comparing the implied fair value of Remedium’s goodwill and identifiable intangibles with the respective carrying values. As of September 30, 2008, management was able to complete the first step of the impairment testing, and has determined that the amount of goodwill acquired in connection with the acquisition of Remedium was impaired, necessitating a non-cash impairment charge of $1.86 million in the third quarter of 2008 and reducing the carrying value of goodwill. Management expects to complete the second step of the impairment analysis in the fourth quarter of 2008, and, if required, adjust the balances of goodwill and intangibles accordingly.

Foreign Currency Translation

The functional currency of the Company is the United States (“U.S.”) dollar. The functional currency of the Company’s foreign operations generally is the applicable local currency for each foreign subsidiary. In accordance with SFAS No. 52, “Foreign Currency Translation”, assets and liabilities of foreign subsidiaries are translated at the spot rate in effect for the reporting date, and consolidated statements of operations are translated at the average exchange rates in effect during the applicable period. The resulting unrealized cumulative translation adjustment, net of applicable income taxes, is recorded as a component of accumulated other comprehensive income in stockholder’s equity.

Prior to September 30, 2008, the carrying value of goodwill, identifiable intangible assets and deferred tax liabilities relating to the November 1, 2006 acquisition of Remedium were stated at their historical cost and were not periodically translated. As a result there was no unrealized translation adjustment included in other comprehensive income relating to these items. As of September 30, 2008 the carrying values of goodwill, identifiable assets and deferred tax liabilities related to the acquisition of Remedium were translated at the spot rate for September 30, 2008 and included in other comprehensive income as a cumulative unrealized translation adjustment of $2,427,531.

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

In December 2007, the FASB issued SFAS No. 141 (revised 2007), “Business Combinations” which replaces SFAS No. 141. The scope of SFAS 141R is broader than that of SFAS No. 141, which applied only to business combinations in which control was obtained by transferring consideration. SFAS 141R revises accounting and reporting standards for business combinations and applies to all transactions or other events in which an entity obtains control of one or more businesses by transferring consideration as well as combinations achieved without the transfer of consideration. By applying the same method of accounting – the acquisition method – to all transactions and other events in which one entity obtains control over one or more other businesses, this statement is intended to improve the comparability of the information about business combinations provided in financial reports. SFAS 141R applies prospectively to business combinations with an acquisition date on or after the beginning of the first annual reporting period beginning on or after December 15, 2008. The Company is currently in the process of evaluating SFAS 141R, and has not yet determined the impact, if any, that accounting for future business combinations under SFAS 141R, effective January 1, 2009, will have on its consolidated results of operations or financial position.

3.	EARNINGS PER SHARE

Earnings per share is calculated in accordance with SFAS No. 128, “Earnings Per Share”. Basic earnings per share is computed by dividing net income for the period by the weighted average number of common shares outstanding during the period. Diluted earnings per share is computed by dividing net income by the weighted average number of common shares plus the dilutive effect of outstanding stock options under our equity incentive plans. Stock options outstanding not included in the table below because of their anti-dilutive effect for the three and nine months ended September 30, 2008 were 163 and 1,572, respectively.

The net loss and weighted average common and common equivalent shares outstanding for purposes of calculating net loss per common share were computed as follows:

	Three months ended September 30,		Nine months ended September 30,
	2008	2007	2008	2007
Net loss	$(3,881,352)	$(1,281,007)	$(7,334,183)	$(2,019,264)

Weighted average number of common shares outstanding used in computing basic earnings per share	20,603,140	19,876,572	20,603,140	18,772,041
Dilutive effect of stock options outstanding	—	—	—	—
Weighted average shares used in computing diluted earnings per share	20,603,140	19,876,572	20,603,140	18,772,041

Basic loss per share	$(0.19)	$(0.06)	$(0.36)	$(0.11)
Diluted loss per share	$(0.19)	$(0.06)	$(0.36)	$(0.11)

4.	COMPREHENSIVE INCOME

A reconciliation of comprehensive loss in accordance with SFAS No. 130, “Reporting Comprehensive Income” is as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2008	2007	2008	2007
Net loss	$(3,881,352)	$(1,281,007)	$(7,334,183)	$(2,019,264)
Foreign currency translation adjustment	2,641,315	4,843	2,826,785	77,042

Comprehensive income (loss)	$(1,240,037)	$(1,276,164)	$(4,507,398)	$(1,942,222)

5.	SEGMENT INFORMATION

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

The following table summarizes the distribution of net revenue and contracts with significant clients:

	Three Months Ended September 30,				Nine Months Ended September 30,
	2008		2007		2008		2007
	Percentage of Revenues	Number of Contracts	Percentage of Revenues	Number of Contracts	Percentage of Revenues	Number of Contracts	Percentage of Revenues	Number of Contracts
Client A	9%	2	16%	2	11%	2	15%	2
Client B	10%	2	10%	5	10%	2	12%	5
Client C	7%	13	6%	3	8%	13	13%	9

Top Clients	26%	17	32%	10	29%	17	40%	16

Client A, B and C in the table above represent the largest clients for each period, but do not represent the same client for each year shown.

The following table summarizes the distribution of net revenues from external clients by geographical region for the three and nine months ended September 30, 2008 and 2007.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2008	2007	2008	2007
U.S.	$1,962,983	$2,358,031	$6,238,924	$9,385,339
Finland	3,219,714	3,841,653	10,285,044	10,842,167
Other Europe	2,255,303	987,638	6,660,116	3,103,593

Total	$7,438,000	$7,187,322	$23,184,084	$23,331,099

The following table summarizes the distribution of the Company’s long lived assets by geographical region as of September 30, 2008 and 2007.

	As of September 30,
	2008	2007
U.S.	$909,858	$1,083,137
Europe	19,729,482	20,387,458

Total	$20,639,340	$21,470,595

6.	OTHER LIABILITIES

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

For the three and nine months ended September 30, 2008, SFAS 123R resulted in incremental stock-based compensation expense of $52 thousand, and compensation expense of $186 thousand, respectively, or $0.01 and $0.01 on a basic and diluted earning per share basis. For the three and nine months ended September 30, 2007, SFAS 123R resulted in incremental stock-based compensation expense of $67 thousand and $240 thousand, respectively, or $0.01 and $0.01, respectively, on a basic and diluted earning per share basis. The compensation expense associated with SFAS 123R did not have a net impact on cash flows from operating, investing or financing activities. A deduction is not allowed for income tax purposes until the options are exercised. The amount of the income tax deduction will be the difference between the fair value of the Company’s common stock and the exercise price at the date of exercise. The tax effect of the income tax deduction in excess of the financial statement expense will be recorded as an increase in additional paid-in-capital. Accordingly, SFAS 123R requires the recognition of a deferred tax asset for the tax effect of the financial statement expense recorded. However, due to our recent loss history, and uncertainty regarding the realization of deferred tax assets, deferred tax assets have been fully reserved as of September 30, 2008. The net operating losses incurred to date by the Company are being carried forward and may be applied against future taxable income subject to certain limitations set forth in Section 382 of the Internal Revenue Code.

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

	Three Months Ended September 30,		Nine Months Ended September 30,
	2008	2007	2008	2007
Risk-free interest rate	3.12 - 3.26%	4.45%	2.91% - 3.63%	4.45% - 4.81%
Expected dividend yield	—	—	—	—
Expected life	7 years	7 years	7 years	7 years
Expected volatility	65.20%	61.97%	63.17%	63.60%
Forfeiture rate	15.00%	15.00%	15.00%	15.00%

A summary of award activity under the stock option plans as of September 30, 2008 and changes during the three month period is presented below:

	Number of Shares	Range of Exercise Prices per Share	Weighted Average Exercise Price per Share	Intrinsic Value
Options outstanding at December 31, 2007	1,091,733	2.05 - 6.08	2.64	(2,521,903)
Granted	35,000	1.88 - 1.90	1.89	(54,600)
Exercised	—	—	—	—
Canceled	(500)	$2.20	2.20	935

Options outstanding at March 31, 2008	1,126,233	1.88 - 6.08	$2.62	(2,579,074)
Granted	20,000	1.60	1.60	(25,400)
Exercised	—	—	—	—
Canceled	(23,000)	2.17 - 2.86	2.77	56,120

Options outstanding at June 30, 2008	1,123,233	1.88 - 6.08	$2.62	(2,572,204)
Granted	270,000	.35 - 1.70	1.60	(342,900)
Exercised	—	—	—	—
Canceled	(236,833)	2.25 - 3.92	2.98	627,607

Options outstanding at September 30, 2008	1,156,400	.35 - 6.08	$2.29	(2,266,544)

Vested options outstanding at:
September 30, 2008	704,901	$2.05 - 6.08	$2.38	$(1,447,658)
Non-vested options outstanding at:
September 30, 2008	451,499	$0.35 - 6.08	$2.14	$(818,886)

Approximately 137,038 options, net of forfeitures, of the 451,499 non-vested options as of September 30, 2008 will vest within the next year.

As of September 30, 2008, there was $443 thousand of total unrecognized compensation cost related to unvested share-based compensation awards granted under the stock option plans. That cost is expected to be recognized over a weighted-average period of approximately 2.5 years.

Based upon the above assumptions, the weighted average fair value of the stock options granted for the three months ended September 30, 2008 and 2007 was $1.05 and $1.85, respectively. Based upon the above assumptions, the weighted average fair value of the stock options granted for the nine months ended September 30, 2008 and 2007 was $1.04 and $3.11, respectively.

The Company has a policy of issuing new shares to satisfy share option exercises.

The following table summarizes information regarding stock options outstanding at September 30, 2008:

Options Outstanding
Range of Exercise Prices	Number Outstanding at September 30, 2008	Weighted Average Remaining Contractual Life in Years	Weighted Average Exercise Price per Share
$0.01-$0.50	20,000	10.00	$0.35
$1.51-$2.00	305,000	9.87	$1.72
2.01-2.50	651,167	1.47	2.26
2.51-3.00	112,566	6.71	2.65
3.01-3.50	5,500	3.00	3.13
3.51-4.00	14,667	8.51	3.68
4.01-4.50	7,500	8.41	4.10
$6.00 -$6.50	40,000	8.32	6.08

	1,156,400	4.72	$2.29

The following table summarizes information regarding exercisable stock options at September 30, 2008:

Options Exercisable
Range of Exercise Prices	Number of Exercisable Options at September 30, 2008	Weighted Average Remaining Contractual Life in Years	Weighted Average Exercise Price Per Share
2.01-2.50	645,167	1.48	2.26
2.51-3.00	30,567	0.30	2.60
3.01-3.50	2,000	3.00	3.12
3.51-4.00	11,334	8.51	3.73
4.01-4.50	2,500	8.41	4.10
$6.00 -$6.50	13,333	8.32	6.08

	704,901	1.70	2.38

A summary of stock options expected to vest in the next twelve months is as follows:

Options Expected To Vest
Range of Exercise Prices	Options Expected to Vest Net of Forfeitures	Weighted Average Remaining Contractual Life in Years	Weighted Average Exercise Price Per Share
$0.01-$0.50	5,667	10.00	0.35
$1.51-$2.00	86,416	9.87	1.72
2.01-2.50	5,100	0.42	2.27
2.51-3.00	23,422	9.04	2.67
3.01-3.50	1,558	3.00	3.13
3.51-4.00	1,417	8.51	3.51
4.01-4.50	2,125	8.41	4.10
$6.00 -$6.50	11,333	8.32	6.08

	137,038	9.14	2.28

8.	SUPPLEMENTAL CASH FLOW INFORMATION

No income tax payments were required for the nine months ended September 30, 2008 and 2007, respectively. Cash paid for interest for the nine months ended September 30, 2008 and 2007 was approximately $19 thousand and $31 thousand, respectively. We did not enter into any capital lease obligations during the three and nine months ended September 30, 2008 and 2007. We did not acquire any property and equipment through leasing arrangements during the three and nine months ended September 30, 2008 or 2007, respectively.

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

The Company follows the provisions of SFAS No. 141, “Business Combinations,” and SFAS No. 142, “Goodwill and Other Intangible Assets,” applicable to business combinations. The amount of Goodwill that resulted from the Remedium acquisition, including deferred taxes of $1,697,724, was $15,388,299. In accordance with SFAS No. 141 the amount of goodwill resulting from the Remedium acquisition was determined as the excess of cost over the fair values of acquired net assets. In accordance with these standards, goodwill acquired in connection with the acquisition of Remedium was not amortized. Under SFAS No. 142, goodwill is subject to impairment testing annually or whenever events or changes in circumstances indicate that the carrying amount may not be fully recoverable. If carrying value exceeds current fair value, then goodwill is considered impaired and is reduced to fair value via a charge to earnings. Should the goodwill become impaired, our consolidated earnings and net worth may be materially adversely affected. In addition, impairment testing involves the use of accounting estimates and assumptions, changes in which could materially impact our financial condition or operating performance if actual results differ from such estimates and assumptions. Management made an assessment of Remedium’s fair value as November 1, 2007, one year from the acquisition date, in order to determine whether the amount of goodwill and related intangible assets acquired had been impaired. As of November 1, 2007, management determined that both goodwill and intangible assets acquired in connection with the acquisition of Remedium were not impaired and that no adjustment to the carrying values was necessary.

Due to changes in key personnel, adverse market conditions and a significant decrease in the Company’s market capital during the third quarter of 2008, the Company made an assessment of Remedium’s fair value as of September 30, 2008 to determine whether the amount of goodwill and the identifiable intangibles acquired in connection with the acquisition of Remedium were impaired. The test for impairment involves a two step process. The first step of impairment testing involves a comparison of the fair value of the reporting unit, in this case Remedium, with its aggregate carrying values, including goodwill and identifiable intangible assets. We determined the fair value of Remedium using a combination of the income approach methodology of valuation, which includes the discounted cash flow method, and the relative market value approach methodology. The relative market value approach methodology includes the comparison of revenue and income multiples of comparable companies within the industry that the Company operates. If the carrying amount of Remedium exceeds its fair value, we perform the second step of the impairment test to determine the amount of the impairment loss. The second step of the impairment test involves comparing the implied fair value of Remedium’s goodwill and identifiable intangibles with the respective carrying values. As of September 30, 2008, management was able to complete the first step of the impairment testing, and has determined that the amount of goodwill acquired in connection with the acquisition of Remedium was impaired, necessitating a non-cash impairment charge of $1.86 million in the third quarter of 2008 and reducing the carrying value of goodwill. Management expects to complete the second step of the impairment analysis in the fourth quarter of 2008, and, if required, adjust the balances of goodwill and intangibles accordingly.

The Company also acquired $6.5 million of identifiable intangible assets in connection with the Remedium acquisition. Of the $6.5 million of acquired intangible assets, $3.9 million was attributed to customer relationships, $2.6 million was attributable to backlog and $53 thousand was attributable to a non-compete agreement. All of these intangibles are subject to amortization on a straight-line basis. The estimated useful lives for customer relationships, backlog and non-compete agreement are 16 years, 18 months and 4 years, respectively. Amortization expense for the three ended September 30, 2008 and 2007 was $374 thousand and $498 thousand, respectively. Amortization expense for the nine months ended September 30, 2008 and 2007 was $1.1 million thousand and $1.5 million, respectively. The estimated amortization of intangibles expense to be recorded in future periods is as follows:

2008	$72,448
2009	289,793
2010	287,264
2011	274,621
2012	274,621

11.	INCOME TAXES

The Company accounts for income taxes in accordance with the provisions of SFAS No. 109, “Accounting for Income Taxes”. SFAS No. 109 requires recognition of deferred tax liabilities and assets for the future expected tax consequences of events that have been included in the financial statements or tax returns. Under this method deferred tax liabilities and assets are determined based on the difference between the financial statement tax bases of assets and liabilities using enacted tax rates in effect for the year in which the differences are expected to reverse. At September 30, 2008, the Company recorded a full valuation allowance against its net deferred tax assets and net operating loss carry-forwards given that it is more likely than not that the deferred tax asset will not be realized.

The Company adopted the provisions of Financial Interpretation Number 48 (“FIN 48”), “Accounting for Uncertainty in Income Taxes, an interpretation of SFAS 109” on January 1, 2007. The implementation of FIN 48 did not result in any adjustment of the Company’s beginning tax positions. The impact of the Company’s reassessment of its tax positions in accordance with FIN 48 had no material impact on the results of operations, financial condition or liquidity for the nine months ended September 30, 2008. As of December 31, 2007, the Company had unrecognized United States federal and state net operating loss carryforwards of approximately $3.6 million and $7.8 million, respectively. Future changes in the unrecognized tax benefit, will have no impact on the effective tax rate due to the existence of the valuation allowance.

The Company files its tax returns as prescribed by the tax laws of the jurisdiction in which it operates. With the exception of the U.S., none of the Company’s tax filings in these jurisdictions are currently under audit. The Company’s policy is to recognize interest and penalties in Other Expense.

The Company’s U.S. federal tax filings for 2005, 2006 and 2007 are currently under review by the Internal Revenue Service (IRS). On October 16, 2008, the Company settled with the IRS on a matter relating to its 2005 U.S. federal tax return. The matter involved $145 thousand of legal and professional fees incurred in 2005 related to the Remedium acquisition, which the Company included on its 2005 federal tax return. Since the Company had not entered into a definitive agreement to acquire Remedium until 2006, it could not capitalize those costs in accordance with SFAS 142, and as a result, the Company elected to expense them on its 2005 federal tax return. However, the IRS contended that those fees should have been capitalized for federal tax purposes under Section 263(a) of the Internal Revenue Code, “Capital Expenditures”. As a result, the Company reduced the amount of its unrecognized U.S. operating loss carryforward for 2005 and its accumulated unrecognized operating loss carryforward by $145 thousand. The Company’s adjusted unrecognized U.S. federal operating loss carryforward as of December 31, 2007 is approximately $3.4 million. The Company does not anticipate any such adjustments to result from reviews of its 2006 and 2007 U.S. federal tax returns by the IRS.

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

13.	UPDATED STATUS OF THE PROPOSED MERGER WITH LINKCON AND ACQUISITION OF PROLOGUE

On September 3, 2008 the Board of Directors voted to terminate negotiations with Fine Success Investments, Ltd., a British Virgin Islands company doing business as Linkcon (“Linkcon”) regarding the previously announced non-binding letter of intent to combine Encorium and Linkcon (the “Business Combination”). The Board of Directors believes that in the course of negotiations the terms of the proposed Business Combination changed materially to the detriment of the Company and its shareholders since the term sheet with respect to the Business Combination was executed on June 12, 2008. As a result, on September 3, 2008 the Board of Directors decided to end talks with Linkcon and position Encorium to pursue its own growth strategy.

On September 22, 2008 the Company announced that the negotiations regarding the Company’s planned acquisition of Prologue pursuant to the amended letter of intent executed on September 9, 2008 had been postponed. At that time, the management teams of the two companies agreed to form a strategic partnership while leaving open the possibility of restarting negotiations relating to a combination of the two entities at a later date. The Company and Prologue have not come to terms on a strategic partnership but have agreed to reengage discussions regarding a partnership or combination.

In connection with the these proposed transactions the Company incurred approximately $850 thousand expense in the third quarter of 2008, inclusive of a $500 thousand non-refundable exclusivity fee previously paid to Prologue.

14.	RISK FACTORS

We may need additional capital to fund our future operations.

We believe that our existing working capital and cash available from operations should be sufficient to meet our operating and capital requirements for at least the next 12 months. However, if we continue to incur a loss from operations and/or we expand our business through acquisitions, we may need to raise additional funds in order to keep operating our business. Our ability to obtain such additional financing in the future will depend in part upon prevailing capital market conditions, as well as conditions in our business and our operating results; and those factors may affect our efforts to arrange additional financing on terms that are satisfactory to us or at all. If adequate funds are not available or are not available on acceptable terms, our ability to fund our operations, take advantage of acquisition opportunities, and otherwise respond to competitive pressures could be significantly limited, the result of which we may need to downsize our operations.

If we raise additional capital by issuing equity securities, our existing stockholders’ percentage ownership will be reduced and they may experience substantial dilution. We may also issue equity securities that provide for rights, preferences and privileges senior to those of our common stock. If we raise additional funds by issuing debt securities, these debt securities would have rights, preferences, and privileges senior to those of our common stock, and the terms of the debt securities issued could impose significant restrictions on our operations.

We currently fail to meet three of NASDAQ’s listing requirements and if our common stock is delisted it could negatively impact the price of our common stock, our ability to access the capital markets and the liquidity of our common stock.

Our common stock began trading on the NASDAQ Capital Market in December 1997. There are several requirements for continued listing on the NASDAQ Capital Market including, but not limited to, a minimum stock price of $1.00 per share and either (i) $2.5 million or more in stockholders’ equity, (ii) market capitalization of $35 million or more, or (iii) net income in the last fiscal year, or two of the last three fiscal years, of $500,000 or more.

For the last 30 consecutive business days the bid price of our common stock has closed below the minimum $1.00 per share required for continued inclusion on the NASDAQ Capital Market, and consequently we are not in compliance with the requirements for continued listing of our common stock. However, given the current extraordinary market conditions, NASDAQ determined on October 16, 2008 to suspend enforcement of the bid price and market value of publicly held shares requirements through Friday, January 16, 2009. As a result, if the Company’s closing bid price of the Company’s common stock is less than $1.00 for a period of thirty consecutive days after January 16, 2009, we may receive notification from NASDAQ that our common stock will be delisted from the NASDAQ Capital Market unless the stock closes at or above $1.00 per share for at least ten consecutive days during the 180-day period following such notification.

In addition, on September 25, 2008, the Company received a notification from NASDAQ stating that the Company failed to comply with NASDAQ’s independent audit committee requirements as set forth in Marketplace Rule 4350. The Company has until the earlier of the Company’s next annual shareholders’ meeting or September 5, 2009 to regain compliance. Alternatively, if the next annual shareholders’

meeting is held before March 4, 2009, then the Company must evidence compliance no later than March 4, 2009. If we fail to comply and cannot remedy our noncompliance during any applicable notice or grace periods, our common stock could be delisted from the Nasdaq Capital Market.

Lastly, on November 21, 2008, the Company received a notification form NASDAQ that the Company failed to timely file its Quarterly Report on Form 10-Q for the quarterly period ended September 30, 3008. Pursuant to the NASADQ rules, the Company has 60 days to regain compliance by filing its Form 10-Q or to file a plan as to how it will gain compliance, in which case it may be granted an extension.

If delisted from the NASDAQ Capital Market, our common stock will likely be quoted in the over-the-counter market in the so-called “pink sheets” or quoted in the OTC Bulletin Board. In addition, our common stock would be subject to the rules promulgated under the Securities Exchange Act of 1934 relating to “penny stocks.” These rules require brokers who sell securities that are subject to the rules, and who sell to persons other than established customers and institutional accredited investors, to complete required documentation, make suitability inquiries of investors and provide investors with information concerning the risks of trading in the security. These requirements would make it more difficult to buy or sell our common stock in the open market. In addition, the delisting of our common stock could materially adversely affect our ability to raise capital on terms acceptable to us or at all. Delisting from the NASDAQ Capital Market could also have other negative results, including the potential loss of confidence by clients and employees, the loss of institutional investor interest and fewer business development opportunities.

Our stock price may continue to experience fluctuations.

The market prices of securities of thinly-traded companies such as ours generally are highly volatile. For example, since January 1, 2007, the price of our common stock reached a high of $6.22 per share on February 5, 2007 and a low of $0.33 per share on September 30, 2008.

In this market environment, the sale of a substantial number of shares of our common stock in the public market or the perception that such a sale might occur would likely have a materially adverse effect on the market price of our common stock.

Any litigation brought against us as a result of this volatility could result in substantial costs and a diversion of our management’s attention and resources, which could negatively impact our financial condition, revenues, results of operations, and the price of our common stock.

If we raise additional capital by issuing equity securities in a fluctuating market, many or all of our existing stockholders may experience substantial dilution, and if we need to raise capital by issuing equity securities at a time when our stock price is down, we may have difficulty raising sufficient capital to meet our requirements.

If we are unable to safeguard our networks and clients’ data, our clients may not use our services and our business may be harmed.

Our networks may be vulnerable to unauthorized access, computer hacking, computer viruses and other security problems. An individual who circumvents security measures could misappropriate proprietary information or cause interruptions or malfunctions in our operations. We may be required to expend significant resources to protect against the threat of security breaches or to alleviate problems caused by any breaches. Security measures that we adopt from time to time may be inadequate.

We may have difficulty obtaining director and officer liability insurance in acceptable amounts for acceptable rates.

We cannot assure that we will be able to obtain in the future sufficient director and officer liability insurance coverage at acceptable rates and with acceptable deductibles and other limitations. Failure to obtain such insurance could materially harm our financial condition in the event that we are required to defend against and resolve any future securities class actions or other claims made against us or our management. Further, the inability to obtain such insurance in adequate amounts may impair our future ability to retain and recruit qualified officers and directors.

Our backlog may not be indicative of future results.

Backlog represents anticipated net revenue from uncompleted projects with our clients. We cannot be certain that the backlog we have reported will be indicative of our future results. A number of factors may affect our backlog, including: the ability of clients to reduce or expand the size and duration of the projects (some are performed over several years); the termination or delay of projects; and a change in the scope of work during the course of a project. In addition since our backlog is reported in U.S. Dollars, but the majority of our contracts are denominated in currencies other than the U.S. Dollar, changes in the foreign currency exchange rates could reduce the amount of backlog reported.

Our inability to forecast our revenue pipeline or convert revenue pipeline into contracts could increase fluctuations in our revenue and financial results.

We use a “pipeline” system, a common industry practice, to forecast contract awards and trends in our business. Our management team monitors the status of all potential contract awards, including the potential dollar amount of each contract transaction. We aggregate these estimates periodically to generate a pipeline and then evaluate the pipeline to identify trends in our business. This pipeline analysis and related estimates of revenue may differ significantly from actual revenues in a particular reporting period. When customers delay contracts, reduce the amount of their contract or cancel contracts altogether, it will reduce the rate of conversion of the pipeline into contracts and our revenues will be harmed. Our inability to respond to a variation in the pipeline or in the conversion of the pipeline into contracts in a timely manner, or at all, could cause us to plan or budget inaccurately and thereby could adversely affect our results of operations and financial condition.

We are in the process of implementing plans for reducing expenses and if we fail to achieve the results we expect, there will be a negative effect on our financial condition.

We implemented cost reducing measures during 2008, which included the renegotiation of the lease for our Company headquarters in Wayne, Pennsylvania, reduction in the work force in the United States and other cost cutting measures. We may not be able to realize the cost savings we anticipate from these measures. If we are not able to implement these measures as planned, further cost reduction efforts may be necessary. Our plans to reduce expenses may not be completed in a timely manner, which would impair our long-term goal to achieve profitability and positive cash flow.

We may incur additional impairment charges which may adversely affect our results of operations.

The Company follows the provisions of Statement of Financial Accounting Standards (“SFAS”) No. 141, “Business Combinations,” and SFAS No. 142, “Goodwill and Other Intangible Assets,” applicable to business combinations. In accordance with these standards, goodwill acquired in connection with the acquisition of Remedium was not amortized. Under SFAS No. 142, goodwill is subject to impairment testing annually or whenever events or changes in circumstances indicate that the carrying amount may not be fully recoverable. As a result of the decrease in the stock price of the Company and market volatility generally, we performed an interim goodwill impairment testing as of September 30, 2008, which resulted in the Company recording a $1.86 million non-cash goodwill impairment charge. Impairment testing involves various estimates and assumptions, which could vary, and an analysis of relevant market data and market capitalization. If our stock price continues to decline or if economic conditions continue to deteriorate, we may incur additional impairment charges which may adversely impact our results of operations and financial condition.

The perception that we may not be able to continue as a going concern may adversely affect our business.

Any perception that we may not be able to continue as a going concern may cause others to choose not to deal with us due to concerns about our ability to meet our contractual obligations and may adversely affect our ability to win new contracts and/or raise additional capital.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

In this discussion, the terms “Company,” “we,” “us” and “our” refer to Encorium Group, Inc. and our consolidated subsidiaries, except where it is made clear otherwise.

Forward Looking Statements

When used in this Report on Form 10-Q and in other public statements, both oral and written, by the Company and Company officers, the words “estimate,” “project,” “expect,” “intend,” “believe,” “anticipate” and similar expressions are intended to identify forward-looking statements regarding events and trends that may affect our future operating results and financial position. Such statements are subject to risks and uncertainties that could cause our actual results and financial position to differ materially. Such factors include, among others: (i) our success in attracting new business and retaining existing clients and projects; (ii) the size, duration and timing of clinical trials we are currently managing may change unexpectedly; (iii) the termination, delay or cancellation of clinical trials we are currently managing could cause revenues and cash-on-hand to decline unexpectedly; (iv) the timing difference between our receipt of contractual or scheduled payments and our incurring costs to manage these trials; (v) outsourcing trends in the pharmaceutical, biotechnology and medical device industries; (vi) the ability to maintain profit margins in a competitive marketplace; (vii) our ability to attract and retain qualified personnel; (viii) the sensitivity of our business to general economic conditions; (ix) other economic, competitive, governmental and technological factors affecting our operations, markets, products, services and prices; (x) announced awards received from existing and potential customers are not definitive until fully negotiated contracts are executed by the parties; (xi) our backlog may not be indicative of future results and may not generate the revenues expected; (xii) our ability to successfully integrate the business of Remedium Oy, which we acquired on November 1, 2006; and (xiii) the ability of the combined businesses to operate successfully, generate revenue growth. You should not place undue reliance on any forward-looking statement. We undertake no obligation to publicly release the result of any revision of these forward-looking statements to reflect events or circumstances after the date they are made or to reflect the occurrence of unanticipated events. Please refer to the section entitled “Risk Factors that Might Affect our Business or Stock Price” beginning on page 9 in our Annual Report on Form 10-K for the year ended December 31, 2007 and Part II, Item 1A of this Quarterly Report on Form 10-Q beginning on page 40 for a more complete discussion of factors which could cause our actual results and financial position to change.

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

On September 3, 2008 the Board of Directors voted to terminate negotiations with Fine Success Investments, Ltd., a British Virgin Islands company doing business as Linkcon (“Linkcon”) regarding the previously announced non-binding letter of intent to combine Encorium and Linkcon (the “Business Combination”). The Board of Directors believes that in the course of negotiations the terms of the proposed Business Combination changed materially to the detriment of the Company and its shareholders since the term sheet with respect to the Business Combination was executed on June 12, 2008. As a result, on September 3, 2008 the Board of Directors decided to end talks with Linkcon and position Encorium to pursue its own growth strategy.

On September 22, 2008 the Company announced that the negotiations regarding the Company’s planned acquisition of Prologue pursuant to the amended letter of intent executed on September 9, 2008 had been postponed. At that time, the management teams of the two companies agreed to form a strategic partnership while leaving open the possibility of restarting negotiations relating to a combination of the two entities at a later date. The Company and Prologue have not come to terms on a strategic partnership but have agreed to reengage discussions regarding a partnership or combination.

General

The information set forth and discussed below for the three and nine months ended September 30, 2008 and 2007 is derived from the Consolidated Condensed Financial Statements included elsewhere herein. The financial information set forth and discussed below is unaudited but, in the opinion of management, reflects all adjustments (primarily consisting of normal recurring adjustments) necessary for a fair presentation of such information. The results of our operations for a particular quarter may not be indicative of results expected during the other quarters or for the entire year.

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

Our backlog was approximately $40.6 million as of September 30, 2008 as compared to $36.8 million as of September 30, 2007. Our backlog consists of anticipated net revenue from signed contracts, and letters of intent that either have not started but are anticipated to begin in the near future or are in process and have not yet been completed. Many of our studies and projects are performed over an extended period of time, which may be several years. Amounts included in backlog have not yet been recognized as net revenue in our Consolidated Statements of Operations. Once contracted work begins, net revenue is recognized over the life of the contract on a proportional performance basis. The recognition of net revenue and contract terminations, if any, reduces our backlog while the awarding of new business increases our backlog. For the nine months ended September 30, 2008 we obtained approximately $31.6 million of new business awards as compared to approximately $22.5 million for the nine months ended September 30, 2007.

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

Percentage of net revenue, excluding reimbursable out-of-pocket expenses:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2008	2007	2008	2007
Net revenue	100.0%	100.0%	100.0%	100.0%
Operating expenses
Direct	72.3%	67.9%	71.5%	63.6%
Selling, general and administrative	48.4%	44.7%	46.6%	39.2%
Depreciation	6.8%	8.7%	6.4%	8.0%
Impairment loss	25.0%	0.0%	8.0%	0.0%
Loss from operations	(52.5)%	(21.3)%	(32.5)%	(10.8)%
Net loss	(52.2)%	(17.8)%	(31.6)%	(8.7)%

Contractual Obligations and Commitments

We did not enter into any capital lease obligations during the three and nine months ended September 30, 2008 and 2007. We are committed under a number of non-cancelable operating leases, primarily related to office space and other office equipment.

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

Below is a summary of our future payment commitments by year under contractual obligations. Actual amounts paid under these agreements could be higher or lower than the amounts shown below as a result of changes in volume and other variables:

	2008	2009	2010	Thereafter	Total
Obligations under capital leases	$6,806	$28,445	$30,501	$58,777	$124,529
Operating leases	856,386	2,544,237	2,194,661	5,460,137	$11,055,421
Employment agreements	68,750	229,167	—	—	$297,917
Service agreements	411,957	—	—	—	$411,957

Total	$1,343,899	$2,801,849	$2,225,162	$5,518,914	$11,889,824

In 2008, we anticipate capital expenditures of approximately $400,000—$500,000 for leasehold improvements, software applications, workstations, personal computer equipment and related assets. With the exception of the aforementioned change in the lease agreement of our corporate offices located in Wayne, Pennsylvania, there have been no material changes to the above data since December 31, 2007.

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

As is customary in the industry, we will continue to exclude from revenue and expense in the Consolidated Statements of Operations fees paid to investigators and the associated reimbursement since we act as an agent on behalf of the pharmaceutical company sponsors with regard to investigator payments, in accordance with EITF No. 99-19, “Reporting Revenue Gross as a Principal versus Net as an Agent”. These investigator fees are not reflected in our Net Revenue, Reimbursement Revenue, Reimbursement Out-of-Pocket Expenses, and/or Direct Expenses. The amounts of investigator fees for the three month and nine months ended September 30, 2008 were $1.7 million and $6.8 million, respectively. Investigator fees for the three and nine months ended September 30, 2007 were $429 thousand and $3.1 million, respectively.

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

The estimated annual share-based compensation expense relating to SFAS No. 123R for the twelve months ended December 31, 2008 is expected to be $244 thousand. The Company recognized stock-based compensation expense of $52 thousand, or $0.01 on a basic and diluted earning per share basis, for the three months ended September 30, 2008 and compensation expense of $186 thousand for the nine months ended September 30, 2008 or $0.01 on a basic and diluted earning per share basis. The Company recognized stock-based compensation expense of $67 thousand and $240 thousand for the three and six months ended September 30, 2007, or $0.01 on a basic and diluted earning per share basis.

Goodwill and Intangible Assets

The Company follows the provisions of SFAS No. 141, “Business Combinations,” and SFAS No. 142, “Goodwill and Other Intangible Assets,” applicable to business combinations. In accordance with these standards, goodwill acquired in connection with the acquisition of Remedium was not amortized. However, the identifiable intangible assets acquired in connection with the acquisition of Remedium will be amortized over their useful lives. Under SFAS No. 142, goodwill is subject to impairment testing annually or whenever events or changes in circumstances indicate that the carrying amount may not be fully recoverable. If carrying value exceeds current fair value, then goodwill is considered impaired and is reduced to fair value via a charge to earnings. The identifiable intangibles acquired in connection with the acquisition of Remedium are also subject to impairment testing under SFAS No. 142, whenever events or changes in circumstances indicate that the carrying amount may not be fully recoverable. Management has made an assessment of Remedium’s fair value as November 1, 2007, one year from the acquisition date, in order to determine whether the amount of goodwill and related intangible assets acquired had been impaired. As of November 1, 2007, management determined that both goodwill and intangible assets acquired in connection with the acquisition of Remedium were not impaired and that no adjustment to the carrying values was necessary.

Due to changes in key personnel, adverse market conditions and a significant decrease in the Company’s market capital during the third quarter of 2008, the Company made an assessment of Remedium’s fair value as of September 30, 2008 to determine whether the amount of goodwill and the identifiable intangibles acquired in connection with the acquisition of Remedium were impaired. The test for impairment involves a two step process. The first step of impairment testing involves a comparison of the fair value of the reporting unit, in this case Remedium, with its aggregate carrying values, including goodwill and identifiable intangible assets. We determined the fair value of Remedium using a combination of the income approach methodology of valuation, which includes the discounted cash flow method, and the relative market value approach methodology. The relative market value approach methodology includes the comparison of revenue and income multiples of comparable companies within the industry that the Company operates. If the carrying amount of Remedium exceeds its fair value, we perform the second step of the impairment test to determine the amount of the impairment loss. The second step of the impairment test involves comparing the implied fair value of Remedium’s goodwill and identifiable intangibles with the respective carrying values. As of September 30, 2008, management was able to complete the first step of the impairment testing, and has determined that the amount of goodwill acquired in connection with the acquisition of Remedium was impaired, necessitating a non-cash impairment charge of $1.86 million in the third quarter of 2008 and reducing the carrying value of goodwill. Management expects to complete the second step of the impairment analysis in the fourth quarter of 2008, and, if required, adjust the balances of goodwill and intangibles accordingly.

Foreign Currency Translation

The functional currency of the Company is the United States (“U.S.”) dollar. The functional currency of the Company’s foreign operations generally is the applicable local currency for each foreign subsidiary. In accordance with SFAS No. 52, “Foreign Currency Translation”, assets and liabilities of foreign subsidiaries are translated at the spot rate in effect for the reporting date, and consolidated statements of operations are translated at the average exchange rates in effect during the applicable period. The resulting unrealized cumulative translation adjustment, net of applicable income taxes, is recorded as a component of accumulated other comprehensive income in stockholder’s equity.

Prior to September 30, 2008, the carrying value of goodwill, identifiable intangible assets and deferred tax liabilities relating to the November 1, 2006 acquisition of Remedium were stated at their historical cost and were not periodically translated. As a result there was no unrealized translation adjustment included in other comprehensive income relating to these items. As of September 30, 2008 the carrying values of goodwill, identifiable assets and deferred tax liabilities related to the acquisition of Remedium were translated at the spot rate for September 30, 2008 and included in other comprehensive income is a cumulative unrealized translation adjustment of $2,427,531.

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

Results of Operations

Three Months Ended September 30, 2008 Compared With Three Months Ended September 30, 2007

Net revenue for the three months ended September 30, 2008 increased by $250 thousand to $7.4 million as compared to $7.2 million for the three months ended September 30, 2007. The increase in net revenues was primarily due to a $650 thousand increase in revenues generated by our European operations that was offset by a $400 thousand decrease in revenues generated in the U.S. Of the $650 thousand increase in revenue generated by our European operations, approximately $438 thousand was attributable to favorable foreign currency fluctuations for the three months ended September 30, 2008 compared with the same prior year period. The decrease in net revenues generated in the U.S. was primarily due to a decrease in the number of contracts and related contract values of active clinical studies being conducted in U.S. during the second quarter of 2008 compared to the same prior year period. There were $16 million of announced new business awards for the three months ended September 30, 2008 compared to $4 million for the three months ended September 30, 2007. For the three months ended September 30, 2008, net revenue from our largest clients amounted to 26% of our net revenue, with the largest clients representing 10%, 9% and 7% of net revenue, respectively. For the three months ended September 30, 2007, net revenue from our largest clients amounted to 32% of our net revenue, with the largest clients representing 16%, 10% and 6% of net revenue, respectively.

Reimbursement revenue consisted of reimbursable out-of-pocket expenses incurred on behalf of our clients. Reimbursements are made at cost, without mark-up or profit, and therefore have no impact on net income.

Direct expenses included compensation and other expenses directly related to conducting clinical studies. These costs increased by approximately $500 thousand to $5.4 million for the three months ended September 30, 2008 from $4.9 million for the three months ended September 30, 2007. The increase in direct expenses was primarily due to a $480 thousand increase in direct expense of our European operations and a $20 thousand increase in direct expenses incurred by our U.S. operations. Of the $480 thousand increase in direct expense of our European operations, approximately $280 thousand was attributable to unfavorable foreign currency fluctuations for the three months ended September 30, 2008 compared with the same prior year period. In addition, direct expenses increased as a result of additional staff and subcontractors utilized to meet the resource requirements of active clinical studies being conducted by our European operations during the three months ended September 30, 2008 compared to same prior year period. Direct expenses as a percentage of net revenue increased by 4.4% to 72.3% for the three months ended September 30, 2008 as compared to 67.9% for the three months ended September 30, 2007, as a result of increased staffing cost for our European operations and a reduction in revenues generated by our U.S. operations.

Selling, general, and administrative expenses (“SG&A”) includes the salaries, wages and benefits of all administrative, financial and business development personnel and all other support expenses not directly related to specific contracts. These costs increased by approximately $400 thousand to $3.6 million for the three months ended September 30, 2008 from $3.2 million for the three months ended September 30, 2007. The increase in SG&A was due primarily to $850 thousand of expense attributable to the proposed acquisition of Prologue and proposed business combination with Linkcon that were terminated during the third quarter of 2008. These costs were offset in part by reductions in SG&A of $450 thousand, net of unfavorable foreign currency fluctuations of approximately $160 thousand incurred by our European operations. The net reduction in SG&A expenses of $450 thousand was primarily due to staff reductions and reductions in overhead costs. As a percentage of revenues, SG&A expenses increased by 3.7% to 48.4% for the three months ended September 30, 2008 compared with 44.7% the prior year period. The increase in SG&A expense was primarily attributable to merger and acquisition activity that was terminated during the third quarter of 2008 and unfavorable foreign currency fluctuations for the three months ended September 30, 2008 compared with the same prior year period.

Depreciation and amortization expense decreased by $117 thousand to $506 thousand for the three months ended September 30, 2008 from $623 thousand for the three months ended September 30, 2007, primarily as a result of a reduction in the amount of amortization related to the intangible assets acquired from the Remedium acquisition.

Due to changes in key personnel, adverse market conditions and a significant decrease in the Company’s market capital during the third quarter of 2008, the Company made an assessment of Remedium’s fair value as of September 30, 2008 to determine whether the amount of goodwill and the identifiable intangibles acquired in connection with the acquisition of Remedium were impaired. The test for impairment involves a two step process. The first step of impairment testing involves a comparison of the fair value of the reporting unit, in this case Remedium, with its aggregate carrying values, including goodwill and identifiable intangible assets. We determined the fair value of Remedium using a combination of the income approach methodology of valuation, which includes the discounted cash flow method, and the relative market value approach methodology. The relative market value approach methodology includes the comparison of revenue and income multiples of comparable companies within the industry that the Company operates. If the carrying amount of Remedium exceeds its fair value, we perform the second step of the impairment test to determine the amount of the impairment loss. The second step of the impairment test involves comparing the implied fair value of Remedium’s goodwill and identifiable intangibles with the respective carrying values. As of September 30, 2008, management was able to complete the first step of the impairment testing, and has determined that the amount of goodwill acquired in connection with the acquisition of Remedium was impaired. Management decided to take a non-cash impairment charge of $1.86 million in the third quarter of 2008 and reduce the carrying value of goodwill. Management expects to complete the second step of the impairment analysis in the fourth quarter of 2008, and, if required, adjust the balances of goodwill and intangibles accordingly.

Loss from operations increased by $2.4 million to $3.9 million for the three months ended September 30, 2008 compared to loss from operations of $1.5 million from operations for the three months ended September 30, 2007, primarily for the reasons noted in the preceding paragraphs.

Net interest expense for the three months ended September 30, 2008 was $2 thousand compared to net interest income of $86 thousand for the three months ended September 30, 2007. This decrease was due to a reduction in the amount of cash on hand during the three months ended September 30, 2008 compared to the same prior year period and a reclass adjustment related to foreign exchange gains to SG&A during the three months ended September 30, 2008.

The income tax benefit of $25 thousand was principally related to the reversal of the deferred tax liability related to intangible assets acquired from the Remedium acquisition of approximately $97 thousand that was offset by $72 thousand of income taxes due for four of our foreign subsidiaries. The reversal of a portion of the deferred tax liability that was established for the difference between the assigned value of the intangible assets acquired and the tax basis of the intangible assets acquired in the Remedium acquisition. There was no income tax provision for the prior period due to the losses incurred. In the United States the Company is in a net operating loss carry forward position. However, due to our recent loss history, and uncertainty regarding the realization of deferred tax assets, these deferred tax assets have been fully reserved as of September 30, 2008.

Net loss for the three months ended September 30, 2008 was $3.88 million, or $(0.19) per diluted share, as compared to a net loss of $1.28 million, or $(0.07) per diluted share for the three months ended September 30, 2007.

Nine Months Ended September 30, 2008 Compared With Nine Months Ended September 30, 2007

Net revenue for the nine months ended September 30, 2008 decreased by $100 thousand to $23.2 million as compared to $23.3 million for the nine months ended September 30, 2007. The decrease in revenue was primarily due to a $3.1 million decrease in revenues generated in the U.S. that was offset by a $3 million increase in revenues generated by our European operations. Of the $3 million increase in revenue generated by our European operations, approximately $2 million was attributable to favorable foreign currency fluctuations for the nine months ended September 30, 2008 compared with the same prior year period. The decrease in net revenues generated in the U.S. was primarily due to a decrease in the number of contracts and related contract values of active clinical studies being conducted in U.S. during the first half of 2008 compared to the same prior year period. There were $31.7 million of announced new business awards for the nine months ended September 30, 2008 compared to $22.6 million for the nine months ended September 30, 2007. For the nine months ended September 30, 2008, net revenue from our largest clients amounted to 29% of our net revenue, with the largest clients representing 11%, 10%, and 8% of net revenue, respectively. For the nine months ended September 30, 2007, net revenue from our largest clients amounted to 40% of our net revenue, with the largest clients representing 15%, 13%, and 12% of net revenue, respectively.

Reimbursement revenue consisted of reimbursable out-of-pocket expenses incurred on behalf of our clients. Reimbursements are made at cost, without mark-up or profit, and therefore have no impact on net income.

Direct expenses included compensation and other expenses directly related to conducting clinical studies. These costs increased by approximately $1.8 million to $16.6 million for the nine months ended September 30, 2008 from $14.8 million for the nine months ended September 30, 2007. The increase in direct expenses was primarily due to a $2.6 million increase in direct expense of our European operations that was offset by a $840 thousand decrease in direct expenses incurred by our U.S. operations. Of the $2.6 million increase in direct expense from our European operations, approximately $1.3 million was attributable to unfavorable foreign currency fluctuations for the nine months ended September 30, 2008 compared with the same prior year period. In addition, direct expenses increased as a result of additional staff and subcontractors utilized to meet the resource requirements of active clinical studies being conducted by our European operations during the nine months of 2008 compared to same prior year period. The decrease in direct expense in our U.S. operations was attributable to staff reductions and a reduction in the use of subcontractors. Direct expenses as a percentage of net revenue increased by 7.9% to 71.5% for the nine months ended September 30, 2008 as compared to 63.6% for the nine months ended September 30, 2007. The 7.9% increase in direct expenses as a percentage of net revenues was principally due to revenue reductions resulting from decreased utilization of our personnel on clinical study activities and a decrease in the number of active clinical studies conducted in the U.S. and an increase in the number of personnel and subcontractors that were utilized on active clinical trials in Europe. The percentage increase was also impacted by unfavorable foreign currency fluctuations from our European operations for the nine months ended September 30, 2008 compared with the same prior year period.

Selling, general, and administrative expenses (“SG&A”) includes the salaries, wages and benefits of all administrative, financial and business development personnel and all other support expenses not directly related to specific contracts. These costs increased by approximately $1.6 million to $10.8 million for the nine months ended September 30, 2008 compared to $9.2 million for the nine months ended September 30, 2007. Of the $1.6 million increased in SG&A, approximately $850 thousand was attributable to the proposed acquisition of Prologue and proposed business combination with Linkcon that were terminated during the third quarter of 2008. SG&A expenses for our European operations increased by $840 thousand of which $693 thousand related to unfavorable foreign currency fluctuations. The increase in SG&A for our European operations was due to staff additions and increased personnel costs. Excluding the $850 thousand related to unsuccessful acquisition activity during the third quarter of 2008, SG&A expense decreased for our U.S. operations by $85 thousand. The decrease in SG&A expense in our U.S. operations was the result of staff reductions and reductions in overhead expenses. As a percentage of revenues, SG&A expenses increased by 7.4% to 46.6% for the nine months ended September 30, 2008 compared with 39.2% for the prior year period. The increase in SG&A expense was primarily attributable to mergers and acquisition activity that was terminated during the third quarter of 2008 and unfavorable foreign currency fluctuations for the nine months ended September 30, 2008 compared with the same prior year period.

Depreciation and amortization expense decreased by $370 thousand to $1.5 million for the nine months ended September 30, 2008 compared to $1.87 million for the nine months ended September 30, 2007, primarily as a result of a reduction in the amount of amortization related to the intangible assets acquired from the Remedium acquisition.

Due to changes in key personnel, adverse market conditions and a significant decrease in the Company’s market capital during the third quarter of 2008, the Company made an assessment of Remedium’s fair value as of September 30, 2008 to determine whether the amount of goodwill and the identifiable intangibles acquired in connection with the acquisition of Remedium were impaired. The test for impairment involves a two step process. The first step of impairment testing involves a comparison of the fair value of the reporting unit, in this case Remedium, with its aggregate carrying values, including goodwill and identifiable intangible assets. We determined the fair value of Remedium using a combination of the income approach methodology of valuation, which includes the discounted cash flow method, and the relative market value approach methodology. The relative market value approach methodology includes the comparison of revenue and income multiples of comparable companies within the industry that the Company operates. If the carrying amount of Remedium exceeds its fair value, we perform the second step of the impairment test to determine the amount of the impairment loss. The second step of the impairment test involves comparing the implied fair value of Remedium’s goodwill and identifiable intangibles with the respective carrying values. As of September 30, 2008, management was able to complete the first step of the impairment testing, and has determined that the amount of goodwill acquired in connection with the acquisition of Remedium was impaired necessitating a non-cash impairment charge of $1.86 million in the third quarter of 2008 and reducing the carrying value of goodwill. Management expects to complete the second step of the impairment analysis in the fourth quarter of 2008, and, if required, adjust the balances of goodwill and intangibles accordingly.

Loss from operations increased by $5 million for the nine months ended September 30, 2008 to $7.5 million as compared to a loss of $2.5 million from operations for the nine months ended September 30, 2007, primarily for the reasons noted in the preceding paragraphs.

Net interest income for the nine months ended September 30, 2008 was $69 thousand compared to net interest income of $194 thousand for the nine months ended September 30, 2007. The decrease in net interest income was due to a decrease in the amount of cash on hand during the first nine months of 2008 compared to the same prior year period.

The income tax benefit of $140 thousand was principally related to the reversal of a portion of the deferred tax liability that was established for the difference between the assigned value of the intangible assets acquired and the tax basis of the intangible assets acquired in the Remedium acquisition. There was no income tax provision for the prior period due to the losses incurred. In the U.S. the Company is in a net operating loss carry forward position. However, due to our recent loss history, and uncertainty regarding the realization of deferred tax assets, these deferred tax assets have been fully reserved as of September 30, 2008.

Net loss for the nine months ended September 30, 2008 was $7.3 million, or $(0.36) per diluted share, as compared to a net loss of $2 million, or $(0.11) per diluted share for the nine months ended September 30, 2007.

Liquidity and Capital Resources

The clinical research organization industry is generally not considered capital intensive. We expect to continue to fund our operations from existing cash resources and cash flow from operations. We expect that our principal cash requirements on both a short and long-term basis will be for the funding of our operations and capital expenditures. We believe that our existing working capital and cash available from operations should be sufficient to meet our operating and capital requirements for at least the next 12 months. However, if we continue to incur a loss from operations and/or we expand our business through acquisitions, we may need to raise additional funds in order to keep operating our business. Our ability to obtain such additional financing in the future will depend in part upon prevailing capital market conditions, as well as conditions in our business and our operating results; and those factors may affect our efforts to arrange additional financing on terms that are satisfactory to us or at all. If adequate funds are not available or are not available on acceptable terms, our ability to fund our operations, take advantage of acquisition opportunities, and otherwise respond to competitive pressures could be significantly limited, the result of which we may need to downsize our operations.

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

Net revenue is recognized on a proportional performance basis. We typically receive a low volume of large-dollar receipts. As a result, the number of days net revenue outstanding in accounts receivable, costs and estimated earnings in excess of related billings, customer advances, and billings in excess of related costs will fluctuate due to the timing and size of billings and cash receipts. At September 30, 2008, the net days revenue outstanding remained relatively unchanged at (23) days compared to (21) days at December 31, 2007. Compared to December 31, 2007, accounts receivable increased $1.8 million to $6.6 million at September 30, 2008, primarily due an increase in billing related to our ongoing active clinical studies in Europe.

Costs and estimated earnings in excess of related billings on uncompleted contracts increased by $220 thousand to $1.2 million as of September 30, 2008 compared to $1.0 million as of December 31, 2007. The balance at September 30, 2008 primarily consisted of 2 clinical trials. The top two balances constituted 29%, and 22% of the balance. This balance is mostly attributable to a delay in the timing of billings compared to when the work was performed. The $237 thousand increase in the liability account, billings in excess of related costs and estimated earnings on uncompleted contracts, to $3.6 million as of September 30, 2008 from $3.3 million as of December 31, 2007, resulted primarily from advance billings for services from our clients. Customer advances increased by $1.6 million to $4.8 million from $3.2 million as of December 31, 2007 resulting from large dollar advances received from clients in August and September 2008.

Our net cash used by operating activities was $3.5 million for the nine months ended September 30, 2008,

compared to net cash used by operating activities of $252 thousand for the nine months ended September 30, 2007. The $3.2 million increase is primarily related to increases in accounts receivable, prepaid expenses, cost and estimated earnings in excess of related billings on uncompleted contracts, other assets and decreases in accrued expenses for the nine months ended September 30, 2008 as compared to same prior year period. Net cash used by investing activities was $249 thousand for the nine months ended September 30, 2008. Net cash used by investing activities to purchase computer equipment and software applications. This compares to net cash used by investing activities of $2.3 million for the nine months ended September 30, 2007, which consisted principally of costs associated with the Remedium acquisition. The cost associated with the Remedium acquisition have been capitalized and presented on the balance sheet as goodwill. Net cash provided by financing activities was $29 thousand for the nine months ended September 30, 2008, compared with net cash provided by financing activities of $5.1 million for the nine months ended September 30, 2007. The primary difference related to $4.7 million received due to the sale of $1,748,252 shares of common stock in a private placement net of applicable fees and expenses and $454 thousand received from the exercise of employee stock options for the nine months ended September 30, 2007.

As a result of these cash flows, our cash and cash equivalents balance at September 30, 2008 was $5.4 million as compared to $9.1 million at December 31, 2007.

We purchased approximately $249 thousand of computer equipment and software applications for nine months ended September 30, 2008. We anticipate capital expenditures of approximately $150,000—$250,000 during the remainder of 2008, primarily for leasehold improvements, software applications, workstations, personal computer equipment and related assets.

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

Market Risk

The fair value of cash and cash equivalents, investigator payment advances, accounts receivable, costs and estimated earnings in excess of related billings on uncompleted contracts, accounts payable, accrued expenses and billings in excess of related costs and estimated earnings on uncompleted contracts are not materially different than their carrying amounts as reported at September 30, 2008 and December 31, 2007.

Foreign Currency Exchange Risk

The Company is exposed to foreign currency exchange risk through its international operations. For the nine months ended September 30, 2008, approximately 70% of our net revenue was derived from contracts denominated in other than U.S. Dollars compared to 58% of net revenues for the nine months ended September 30, 2007. The increase in the percentage of net revenue derived from contracts denominated in currencies other than the U.S. Dollar is principally attributable to an increase in revenue generated by our European operations, favorable foreign exchange fluctuations, and a decrease in revenue generated by our U.S. operations. Since our financial results are reported in U.S. Dollars changes in foreign currency exchange rates could adversely affect our results of operations and financial condition. In addition, since our backlog is reported in U.S. dollars, changes in foreign currency exchange rates could reduce the amount of backlog reported. To date, we have not engaged in any derivative or contractual hedging activities related to our foreign exchange exposures.

Assets and liabilities of the Company’s international operations are translated into U.S. Dollars at exchange rates in effect on the balance sheet date and equity accounts are translated at historical exchange rates. Revenue and expense items are translated at average exchange rates in effect during the period. Gains or losses from translating foreign currency financial statements are recorded in a separate stockholders equity account entitled “Accumulated Other Comprehensive Income”. The cumulative translation adjustment included in accumulated other comprehensive income for the nine months ended September 30, 2008 and 2007 was $201 thousand and $77 thousand, respectively.

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

Our management, including our principal executive and principal financial officers, has evaluated any changes in our internal control over financial reporting that occurred during the quarter ended September 30, 2008, and has concluded that there was no change that occurred during the quarter ended September 30, 2008 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

ITEM 1A.	RISK FACTORS

We may need additional capital to fund our future operations.

We believe that our existing working capital and cash available from operations should be sufficient to meet our operating and capital requirements for at least the next 12 months. However, if we continue to incur a loss from operations and/or we expand our business through acquisitions, we may need to raise additional funds in order to keep operating our business. Our ability to obtain such additional financing in the future will depend in part upon prevailing capital market conditions, as well as conditions in our business and our operating results; and those factors may affect our efforts to arrange additional financing on terms that are satisfactory to us or at all. If adequate funds are not available or are not available on acceptable terms, our ability to fund our operations, take advantage of acquisition opportunities, and otherwise respond to competitive pressures could be significantly limited, the result of which we may need to downsize our operations.

If we raise additional capital by issuing equity securities, our existing stockholders’ percentage ownership will be reduced and they may experience substantial dilution. We may also issue equity securities that provide for rights, preference and privileges senior to those of our common stock. If we raise additional funds by issuing debt securities, these debt securities would have rights, preferences, and privileges senior to those of our common stock, and the terms of the debt securities issued could impose significant restrictions on our operations.

We currently fail to meet three of NASDAQ’s listing requirements and if our common stock is delisted it could negatively impact the price of our common stock, our ability to access the capital markets and the liquidity of our common stock.

Our common stock began trading on the NASDAQ Capital Market in December 1997. There are several requirements for continued listing on the NASDAQ Capital Market including, but not limited to, a minimum stock price of $1.00 per share and either (i) $2.5 million or more in stockholders’ equity, (ii) market capitalization of $35 million or more, or (iii) net income in the last fiscal year, or two of the last three fiscal years, of $500,000 or more.

For the last 30 consecutive business days the bid price of our common stock has closed below the minimum $1.00 per share required for continued inclusion on the NASDAQ Capital Market, and consequently we are not in compliance with the requirements for continued listing of our common stock. However, given the current extraordinary market conditions, NASDAQ determined on October 16, 2008 to suspend enforcement of the bid price and market value of publicly held shares requirements through Friday, January 16, 2009. As a result, if the Company’s closing bid price of the Company’s common stock is less than $1.00 for a period of thirty consecutive days after January 16, 2009, we may receive notification from NASDAQ that our common stock will be delisted from the NASDAQ Capital Market unless the stock closes at or above $1.00 per share for at least ten consecutive days during the 180-day period following such notification.

In addition, on September 25, 2008, the Company received a notification from NASDAQ stating that the Company failed to comply with NASDAQ’s independent audit committee requirements as set forth in Marketplace Rule 4350. The Company has until the earlier of the Company’s next annual shareholders’ meeting or September 5, 2009 to regain compliance. Alternatively, if the next annual shareholders’

meeting is held before March 4, 2009, then the Company must evidence compliance no later than March 4, 2009. If we fail to comply and cannot remedy our noncompliance during any applicable notice or grace periods, our common stock could be delisted from the Nasdaq Capital Market.

Lastly, on November 21, 2008, the Company received a notification form NASDAQ that the Company failed to timely file its Quarterly Report on Form 10-Q for the quarterly period ended September 30, 3008. Pursuant to the NASADQ rules, the Company has 60 days to regain compliance by filing its Form 10-Q or to file a plan as to how it will gain compliance, in which case it may be granted an extension.

If delisted from the NASDAQ Capital Market, our common stock will likely be quoted in the over-the-counter market in the so-called “pink sheets” or quoted in the OTC Bulletin Board. In addition, our common stock would be subject to the rules promulgated under the Securities Exchange Act of 1934 relating to “penny stocks.” These rules require brokers who sell securities that are subject to the rules, and who sell to persons other than established customers and institutional accredited investors, to complete required documentation, make suitability inquiries of investors and provide investors with information concerning the risks of trading in the security. These requirements would make it more difficult to buy or sell our common stock in the open market. In addition, the delisting of our common stock could materially adversely affect our ability to raise capital on terms acceptable to us or at all. Delisting from the NASDAQ Capital Market could also have other negative results, including the potential loss of confidence by clients and employees, the loss of institutional investor interest and fewer business development opportunities.

Our stock price may continue to experience fluctuations.

The market prices of securities of thinly-traded companies such as ours generally are highly volatile. For example, since January 1, 2007, the price of our common stock reached a high of $6.22 per share on February 5, 2007 and a low of $0.33 per share on September 30, 2008.

In this market environment, the sale of a substantial number of shares of our common stock in the public market or the perception that such a sale might occur would likely have a materially adverse effect on the market price of our common stock.

Any litigation brought against us as a result of this volatility could result in substantial costs and a diversion of our management’s attention and resources, which could negatively impact our financial condition, revenues, results of operations, and the price of our common stock.

If we raise additional capital by issuing equity securities in a fluctuating market, many or all of our existing stockholders may experience substantial dilution, and if we need to raise capital by issuing equity securities at a time when our stock price is down, we may have difficulty raising sufficient capital to meet our requirements.

If we are unable to safeguard our networks and clients’ data, our clients may not use our services and our business may be harmed.

Our networks may be vulnerable to unauthorized access, computer hacking, computer viruses and other security problems. An individual who circumvents security measures could misappropriate proprietary information or cause interruptions or malfunctions in our operations. We may be required to expend significant resources to protect against the threat of security breaches or to alleviate problems caused by any breaches. Security measures that we adopt from time to time may be inadequate.

We may have difficulty obtaining director and officer liability insurance in acceptable amounts for acceptable rates.

We cannot assure that we will be able to obtain in the future sufficient director and officer liability insurance coverage at acceptable rates and with acceptable deductibles and other limitations. Failure to obtain such insurance could materially harm our financial condition in the event that we are required to defend against and resolve any future securities class actions or other claims made against us or our management. Further, the inability to obtain such insurance in adequate amounts may impair our future ability to retain and recruit qualified officers and directors.

Our backlog may not be indicative of future results.

Backlog represents anticipated net revenue from uncompleted projects with our clients. We cannot be certain that the backlog we have reported will be indicative of our future results. A number of factors may affect our backlog, including: the ability of clients to reduce or expand the size and duration of the projects (some are performed over several years); the termination or delay of projects; and a change in the scope of work during the course of a project. In addition since our backlog is reported in U.S. Dollars, but the majority of our contracts are denominated in currencies other than the U.S. Dollar, changes in the foreign currency exchange rates could reduce the amount of backlog reported.

Our inability to forecast our revenue pipeline or convert revenue pipeline into contracts could increase fluctuations in our revenue and financial results.

We use a “pipeline” system, a common industry practice, to forecast contract awards and trends in our business. Our management team monitors the status of all potential contract awards, including the potential dollar amount of each contract transaction. We aggregate these estimates periodically to generate a pipeline and then evaluate the pipeline to identify trends in our business. This pipeline analysis and related estimates of revenue may differ significantly from actual revenues in a particular reporting period. When customers delay contracts, reduce the amount of their contract or cancel contracts altogether, it will reduce the rate of conversion of the pipeline into contracts and our revenues will be harmed. Our inability to respond to a variation in the pipeline or in the conversion of the pipeline into contracts in a timely manner, or at all, could cause us to plan or budget inaccurately and thereby could adversely affect our results of operations and financial condition.

We are in the process of implementing plans for reducing expenses and if we fail to achieve the results we expect, there will be a negative effect on our financial condition.

We implemented cost reducing measures during 2008, which included the renegotiation of the lease for our Company headquarters in Wayne, Pennsylvania, reduction in the work force in the United States and other cost cutting measures. We may not be able to realize the cost savings we anticipate from these measures. If we are not able to implement these measures as planned, further cost reduction efforts may be necessary. Our plans to reduce expenses may not be completed in a timely manner, which would impair our long-term goal to achieve profitability and positive cash flow.

We may incur additional impairment charges which may adversely affect our results of operations.

The Company follows the provisions of Statement of Financial Accounting Standards (“SFAS”) No. 141, “Business Combinations,” and SFAS No. 142, “Goodwill and Other Intangible Assets,” applicable to business combinations. In accordance with these standards, goodwill acquired in connection with the acquisition of Remedium was not amortized. Under SFAS No. 142, goodwill is subject to impairment testing annually or whenever events or changes in circumstances indicate that the carrying amount may not be fully recoverable. As a result of the decrease in the stock price of the Company and market volatility generally, we performed an interim goodwill impairment testing as of September 30, 2008, which resulted in the Company recording a $1.86 million non-cash goodwill impairment charge. Impairment testing involves various estimates and assumptions, which could vary, and an analysis of relevant market data and market capitalization. If our stock price continues to decline or if economic conditions continue to deteriorate, we may incur additional impairment charges which may adversely impact our results of operations and financial condition.

The perception that we may not be able to continue as a going concern may adversely affect our business.

Any perception that we may not be able to continue as a going concern may cause others to choose not to deal with us due to concerns about our ability to meet our contractual obligations and may adversely affect our ability to win new contracts and/or raise additional capital.

ITEM 6.	EXHIBITS

(a)	Exhibits

	10.1	Seventh Amendment to Lease between Glenhardie Partners, L.P. and Encorium Group, Inc. dated July 2, 2008.

	31.1	Certification of Chief Executive Officer required by Rule 13a-14(a) or Rule 15d- 14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

	31.2	Certification of Chief Financial Officer required by Rule 13a-14(a) or Rule 15d- 14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

	32.1	Certification pursuant to 18 U.S.C. § 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

	32.2	Certification pursuant to 18 U.S.C. § 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

ENCORIUM GROUP, INC.

Dated: November 25, 2008	By:	/s/ David Ginsberg
David Ginsberg, M.D., President and Chief Executive Officer (Principal Executive Officer)

Dated: November 25, 2008	By:	/s/ Philip L. Calamia
Philip L. Calamia
Interim Chief Financial Officer
(Principal Accounting Officer)

S-1