Form 10-K
period 2008-12-31
ENCORIUM GROUP INC
filed 2009-04-27
CIK 856569

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2008.

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

Yes  ☐    No  ☒

As of March 31, 2009, the aggregate market value of the registrant’s common stock held by non-affiliates of the registrant was $3,537,092 based on the closing sale price as reported on the National Association of Securities Dealers Automated Quotation System Market System.

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at March 31, 2009
Common Stock, $.001 par value per share	20,523,883 *

*	Does not include 310,121 shares which are held in treasury.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the proxy statement of Encorium Group, Inc. with respect to the 2009 Annual Meeting of Stockholders are incorporated by reference into Part III of this report

ENCORIUM GROUP, INC.

FORM 10-K ANNUAL REPORT

i

In this discussion, the terms “Company,” “we,” “us” and “our” refer to Encorium Group, Inc. (formerly Covalent Group, Inc.) and our consolidated subsidiaries, except where it is made clear otherwise.

FORWARD LOOKING STATEMENTS

When used in this Report on Form 10-K and in other public statements, both oral and written, by the Company and Company officers, the words “estimate,” “project,” “expect,” “intend,” “believe,” “anticipate” and similar expressions are intended to identify forward-looking statements regarding events and trends that may affect our future operating results and financial position. Such statements are subject to risks and uncertainties that could cause our actual results and financial position to differ materially. Such factors include, among others: (i) the risk that we may not have sufficient funds to operate our business; (ii) our success in attracting new business and retaining existing clients and projects; (iii) the size, duration and timing of clinical trials we are currently managing may change unexpectedly; (iv) the termination, delay or cancellation of clinical trials we are currently managing could cause revenues and cash-on-hand to decline unexpectedly; (v) the timing difference between our receipt of contract milestone or scheduled payments and our incurring costs to manage these trials; (vi) outsourcing trends in the pharmaceutical, biotechnology and medical device industries; (vii) the ability to maintain profit margins in a competitive marketplace; (viii) our ability to attract and retain qualified personnel; (ix) the sensitivity of our business to general economic conditions; (x) other economic, competitive, governmental and technological factors affecting our operations, markets, products, services and prices; (xi) announced awards received from existing and potential customers are not definitive until fully negotiated contracts are executed by the parties; (xii) our backlog may not be indicative of future results and may not generate the revenues expected; (xiii) our ability to successfully integrate the business of Remedium Oy, which we acquired on November 1, 2006; (xiv) the performance of the combined businesses to operate successfully and generate growth; and (xv) uncertainties regarding the availability of additional capital and continued listing of our common stock on Nasdaq. You should not place undue reliance on any forward-looking statement. We undertake no obligation to publicly release the result of any revision of these forward-looking statements to reflect events or circumstances after the date they are made or to reflect the occurrence of unanticipated events. Please refer to the section entitled “Risk Factors” beginning on page 9 for a more complete discussion of factors which could cause our actual results and financial position to change.

PART I

ITEM 1.	BUSINESS

This Business section outlines our current business and sets forth our strategy to further expand our business. However, we do not currently have the funding necessary to carry out our short and long term expansion strategies. As a result, if we are unable to increase our revenues, reduce our operating costs or secure capital from external sources, we will need to significantly reduce our operating costs which will jeopardize the future strategic initiatives and business plans of the Company.

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

We have the capacity and expertise to conduct clinical trials on a global basis. Our clients consist of some of the largest companies in the pharmaceutical, biotechnology and medical device industries. From protocol design and clinical program development, to proven patient recruitment, to managing the regulatory approval process, we have the resources to directly implement or manage Phase I through Phase IV clinical trials. We offer a broad range of clinical research and development services supporting Phase I through Phase IV clinical trials, such as strategic trial planning, project management, monitoring, data management and biostatistics, pharmacovigilance, medical writing, quality assurance, outsourcing of clinical staff, and medical device certification in the European Union. We have clinical trial experience across a wide variety of therapeutic areas, such as cardiovascular, nephrology, endocrinology/metabolism, hematology, diabetes, neurology, oncology, immunology, vaccines, infectious diseases, gastroenterology, dermatology, hepatology, rheumatology, urology, ophthalmology, women’s health and respiratory medicine. The mix of projects is subject to change from year to year.

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

A significant aspect of our strategy is to expand our geographic presence by acquisition or through the formation of strategic partnerships. With the acquisition of Remedium on November 1, 2006, we gained a Northern and Eastern European presence. Founded in 1996, Remedium was a privately owned CRO offering clinical trial services to the pharmaceutical and medical device industries. Remedium offers a broad range of clinical research and development services supporting Phase I through Phase IV clinical trials, such as strategic trial planning, project management, monitoring, data management and biostatistics, Pharmacovigilance, medical writing, quality assurance, outsourcing of clinical staff, and medical device certification in the European Union. Remedium has offices Turku, Tampere, Oulu and Seinajoki (Finland), Copenhagen (Denmark), Tallinn (Estonia), Vilnius (Lithuania), Stockholm (Sweden), Bucharest (Romania), Warsaw (Poland), and Ankara (Turkey). Remedium also utilizes independent contractor relationships in Riga (Latvia), Oslo (Norway) and Kiev (Ukraine).

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

Experienced Management

We are an established company led by a senior management team who average greater than 20 years of clinical research experience from both the CRO and pharmaceutical/biotechnology industry perspective. Our President and Chief Executive Officer, Dr. David Ginsberg, D.O. has over 25 years of executive experience within the biopharmaceutical industries working for such companies as Omnicare Clinical Research, Omnicomm Systems, Concorde Clinical Research and Wyeth. Dr. Ginsberg received his D.O. from The Philadelphia College of Osteopathic Medicine and his B.A. Degree from Temple University.

Our Executive Chairman and President of Europe and Asia, Dr. Kai Lindevall, was the co-founder of Remedium. Dr. Lindevall has a Ph.D. in Pharmacology and an M.D. from the University of Tampere in Finland. Dr. Lindevall has worked in the pharmaceutical industry for the majority of his career.

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

We are continuing our strategy to expand our global footprint by acquisition or through the formation of strategic partnerships, since we believe we need a far reaching global presence in order to effectively compete for large scale clinical trials. We believe we must further enhance our global capabilities in South America in order to increase our global reach and serve a more diverse group of clients.

We have made a determined effort to broaden and diversify our client list. This has resulted in an attractive mix of pharmaceutical and biotechnology companies. We will continue to focus on expanding our capabilities both in the United States and internationally in an effort to better position us to meet our clients’ global clinical trial requirements.

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

A properly designed protocol targets the correct primary efficacy variable or safety parameters (i.e. the key outcome being studied, such as a reduction in sitting diastolic or systolic blood pressure), is statistically sound, effectively incorporates strategic marketing and product positioning issues, and proactively conforms to regulatory guidelines. We believe that many of the reported regulatory delays or rejections for prospective drugs can be directly attributed to underlying issues in protocol design and study process.

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

We have adopted global standard operating procedures intended to satisfy global regulatory requirements and serve as tools for controlling and enhancing the quality of our clinical trials. All of our standard operating procedures are designed and maintained in compliance with Good Clinical Practice (“GCP”) requirements and the International Conference on Harmonization (“ICH”) standards which have been adopted by both the U.S. Food and Drug Administration (the “FDA”) and the European union. We compile, analyze, interpret and submit data generated during clinical trials in report form to our clients, as well as, at our client’s request, directly to the FDA or other relevant regulatory agencies for purposes of obtaining regulatory approval.

Clinical trials represent one of the most expensive and time-consuming parts of the overall drug development process. The information generated during these trials is critical for gaining marketing approval from the FDA or other regulatory agencies. We assist our clients with one or more of the following steps:

•

Case Report Form Design. Once the study protocol has been finalized, the Case Report Form (“CRF”) must be developed. The CRF is the document for collecting the necessary clinical data as defined by the study protocol., which for a single patient in a study could consist of 100 or more pages.

•

Investigator Recruitment. The success of a clinical trial is dependent upon finding experienced investigators who are capable of performing clinical trials in accordance with the highest ethical and scientific standards. During clinical trials, physicians (who are also referred to as investigators) at hospitals, clinics or other locations, supervise administration of the drug or study product to patients. We recruit investigators who contract directly with either us or our clients to participate in clinical trials. Our global investigator database includes thousands of physician-investigators specializing in a multitude of therapeutic areas.

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

•

Study Monitoring and Data Collection. Patients are reviewed or “monitored” by specially trained field monitors (also known as clinical research associates). Field monitors visit study sites regularly to ensure that the CRFs are completed correctly and that the data specified in the protocol is obtained. The field monitors send completed CRFs to the data management group within the Company where they are reviewed for consistency and accuracy before the data is entered into a database. An alternative data flow process utilizes remote data entry technology and a fax based system that frequently enhances the timeliness of clinical data collection while achieving cost savings to the Sponsor. We are currently involved in studies using both types of data flow processes.

Data Management Services

We have automated the data management process associated with clinical trial management through our use and customization of industry standard software known as clinical trials management systems. We license Oracle Clinical® and Datafax™ as our clinical trials management systems, which assists us in the collection, validation and reporting of clinical results to our clients. Our data management professionals provide CRF review and tracking, data entry, integrated clinical/statistical reports, as well as writing manuscripts for publication.

Biostatistics

Typically, biostatisticians assist clients with all phases of drug development, including biostatistical consulting, database design, data analysis and statistical reporting. Our services include the use of professionals that assist in the development and review of protocols, the design of appropriate analysis plans and the design of report formats to specifically address the objectives of the study protocol, as well as the client’s individual objectives.

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

Patient Registries

Patient registries provide an opportunity to rapidly populate databases with real-world, patient-derived information that can be analyzed and disseminated in multiple formats. This has become particularly important considering the recent issues that have come to the forefront regarding long-term patient safety associated with FDA approved and commercially marketed drugs. Data collection, analysis and reporting requirements for patient registries are significantly less stringent than for traditional phase IIIb and IV studies. Their success is independent of investigator experience. Therefore, a patient registry is an ideal tool for reaching out to the primary care population in a clinically meaningful and credible way. In addition, patient registries facilitate and improve relationship building between biopharmaceutical companies and regional/local opinion leaders and high volume providers. They increase access to these important community based physicians while creating a credible, necessary, real-world decision database that provides multiple patient safety, commercialization, communication and education opportunities for stakeholders in the healthcare environment.

Clients and Marketing

We provide a broad range of clinical research and consulting services to the pharmaceutical, biotechnology and medical device industries. Our clients consist of some of the largest companies in the pharmaceutical, biotechnology and medical device industries. In 2008, we provided services to 85 different clients covering 172 separate studies of which 69 clients and 144 studies were associated with our European operations. For the year ended December 31, 2008, approximately 26% of our net revenues were attributed to our operations based in the United States and approximately 74% from operations in Europe. For the year ended December 31, 2007, approximately 37% of our net revenue were attributable to our operations based in the United States and approximately 63% from our operations in Europe. In 2008, our three largest clients accounted for 29% of our net revenues, with the three largest representing 10%, 10% and 9% of our net revenues, respectively. In 2007, our three largest clients accounted for 38% of our net revenues, with the three largest representing 15%, 12% and 11% of our net revenues, respectively. None of our European clients accounted for more than 10% of our net revenues. Our largest clients for any one year period may not represent the same customers as in a prior year period.

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

Contractual Arrangements

The majority of our contracts are based on a fixed price with the option for additional variable components (i.e. change of scope). Therefore, we generally bear the risk of cost overruns, but we may also benefit if the costs are lower than we anticipated. Contracts may range from a few months to several years depending on the nature of the work performed. In general, for multi-year contracts, a portion of the contract fee, typically 10-20% is paid at the time the trial is started, with the balance of the contract fee payable in installments over the trial duration. In some cases, the installments are tied to meeting specific service criteria, while others have an agreed upon fixed payment plan independent of certain service criteria. For example, installment payments for clinical trial projects may be related to investigator recruitment or patient enrollment. For our contracts with our clients in Europe that are fee for service, we are paid on a monthly basis for actual hours worked. As with fixed price contracts, we generally bear the risk of cost overruns until a change of scope is signed. However, the risk of non-payment is minimal since the scope of our services is limited in this type of contractual arrangement. As is typical in the CRO industry, when a client requests a change in the scope of a trial or in the services to be provided by us, we prepare a work order. An executed work order becomes an amendment to the original contract. Work orders resulting from changes of scope often produce additional revenue for us. We are at risk for any work performed outside the scope of the study or in advance of signing a new work order. We attempt to negotiate contract amendments with the client to cover any services provided outside the terms of the original contract. There can be no assurance that the client will agree to the proposed amendments, and we ultimately bear the risk of cost overruns.

Most of our contracts may be terminated by the client at any time for any reason with prior notice. Our contracts frequently entitle us to receive the costs of winding down the terminated project, as well as all fees earned by us up to the time of termination. Contracts may be terminated or delayed for several reasons, including, but not limited to unexpected results or adverse patient reactions to the drug, inadequate patient enrollment or investigator recruitment, manufacturing problems resulting in shortages of the drug, budget constraints of clients or decisions by the client to de-emphasize or terminate a particular trial.

Backlog

Our backlog consists of anticipated net revenue from uncompleted projects which have been authorized by the client through a written contract or letter of intent. Many of our studies and projects are performed over an extended period of time, which may be several years. Amounts included in backlog have not yet been recognized as net revenue in our consolidated statements of operations. Once contracted work begins, net revenue is recognized over the life of the contract as services are performed. The recognition of net revenue reduces our backlog while the awarding of new business increases our backlog. In 2008, we obtained $36.1 million of new business awards, an increase of $6.4 million, as compared to $29.7 million awarded in 2007. Our consolidated backlog was approximately $34.3 million at December 31, 2008, compared to $38.7 million at December 31, 2007, a decrease of $4.4 million. Our backlog at December 31, 2008 consists of $23.8 million from our European operations and $10.5 million for our operations based in the United States. We expect approximately 63% of this backlog will be recognized as net revenue in 2009, subject to the risk factors listed herein.

We believe that our backlog as of any date may not necessarily be a meaningful predictor of future results because backlog can be affected by a number of factors including the size and duration of contracts, many of which are performed over several years. Additionally, contracts may be subject to early termination by the client or delayed for many reasons, as described above. Also, the scope of a contract can change during the course of a study. For these reasons, we might not be able to fully realize our entire backlog as net revenue. For example, backlog as of December 31, 2006 was originally estimated to be approximately $55 million. However, due to a contract cancellation in January 2007 with approximately $12.8 million remaining, the Company’s adjusted backlog as of December 31, 2006 was approximately $42.5 million. In addition, since our backlog is reported in U.S. Dollars, but the majority of our contracts are denominated in currencies other than the U.S. Dollar, changes in foreign currency exchange rates could reduce the amount of backlog reported. Also, if clients delay projects, the projects will remain in backlog, but will not generate revenue at the rate originally expected.

Competition

The clinical research organization industry is highly fragmented and is comprised of a number of large, full-service CROs with global capabilities as well as many smaller companies with limited service offerings. We primarily compete against full-service and limited service CROs, mid-sized CROs, in-house research and development departments of pharmaceutical and biotechnology companies and, to a lesser extent, universities and teaching hospitals. CROs generally compete on the basis of a number of factors, including the following: expertise and experience in specific therapeutic areas; the ability to design sound protocols or enhance the design; reputation for on-time quality performance; scope of service offerings; price; ability to enroll patients and recruit investigators; data management capabilities; strengths in various geographic markets around the world; technological expertise and efficient drug development processes; the ability to acquire, process, analyze and report data in a timely and accurate manner; the ability to manage large-scale clinical trials both domestically and internationally; and organizational size. Although there can be no assurance that we will continue to do so, we believe that we compete favorably in these areas.

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

In addition, we attempt to reduce our risk through contractual indemnification provisions with clients and investigators. However, contractual indemnifications generally do not protect us against certain of our own actions such as negligence. In addition, the terms and scope of indemnification provisions vary from client to client and from trial to trial and the financial performance of these indemnities is not secured. Therefore, we bear the risk that the indemnity may not be sufficient or that the indemnifying party may not have the financial ability to fulfill its indemnification obligations. We also attempt to reduce our risk by maintaining worldwide professional liability insurance. We believe that our professional liability insurance coverage is adequate; however, there can be no assurance that we will be able to maintain insurance coverage on terms acceptable to us, if at all. Our operating results and financial position could be materially and adversely affected if we were required to pay damages or bear the costs of defending any claim outside the scope of or in excess of a contractual indemnification provision or the coverage available under our insurance policies.

Employees

At December 31, 2008, we employed 226 full-time and 9 part-time personnel, of which 169 full-time and 8 part-time personnel were based outside of the United States. None of our employees are subject to a collective bargaining agreement. We believe that our relations with our employees are good. In addition, during 2008, we supplemented our employee base with contractors on an as-needed basis.

ITEM 1A.	RISK FACTORS

We may not be able to meet our cash requirements without implementing cost cutting initiatives, increasing revenues, and maintaining current customer contracts; failure to do so will result in the need to raise additional capital or significantly reduce our operating costs, which may include the cessation of operations in certain countries.

We anticipate that we will meet our cash requirements through March of 2010, assuming we are able to fully implement our current costs cutting initiatives, we are able to win additional contracts during fiscal 2009 and we are able to maintain our current customer contracts. In the event we are unable to do so, in order for the Company to continue as a going concern we will be required to obtain additional capital from external sources or significantly reduce our operating costs, which may include the cessation of operations in some countries.

Our ability to obtain additional financing in the future will depend in part upon prevailing capital market conditions, as well as conditions in our business and our operating results; and those factors may affect our efforts to arrange additional financing on terms that are satisfactory to us or at all. We have been working with an investment banking firm to seek strategic alternatives, including outside investments. To date, our efforts to secure additional investments have not proven successful given the general economic and lending environment, coupled with the Company’s current financial position.

Given the current levels of the trading price of the Company’s common stock, if the Company were to raise additional capital by issuing equity securities, existing stockholders’ percentage ownership would be reduced and they would experience substantial dilution. If we were to raise additional funds by issuing debt securities, these debt securities would have rights, preferences, and privileges senior to those of our common stock, and the terms of the debt securities issued could impose significant restrictions on our operations.

The perception that we may not be able to continue as a going concern may adversely affect our business.

Any perception that we may not be able to continue as a going concern may cause others to choose not to deal with us due to concerns about our ability to meet our contractual obligations and may adversely affect our ability to win new contracts and/or raise additional capital.

Our backlog may not be indicative of future results.

Backlog is the amount of revenue that remains to be earned and recognized on written awards, signed contracts and letters of intent. We cannot be certain that the backlog we have reported will be indicative of our future results. A number of factors may affect our backlog, including: the ability of clients to reduce or expand the size and duration of the projects (some are performed over several years); the termination or delay of projects; and a change in the scope of work during the course of a project. In addition since our backlog is reported in U.S. Dollars, but the majority of our contracts are denominated in currencies other than the U.S. Dollar, changes in the foreign currency exchange rates could reduce the amount of backlog reported.

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

Our operating results can be expected to fluctuate from period to period.

Fluctuating operating results are usually due to the level of new business awards in a particular period and the timing of the initiation, progress or cancellation of significant projects. Even a short acceleration or delay in such projects could have a material effect on our results in a given reporting period. Varying periodic results could adversely affect the price of our common stock if investors react to our reporting operating results which are less favorable than in a prior period or lower than those anticipated by investors or the financial community generally.

Our stock price may continue to experience fluctuations.

The market prices of securities of thinly-traded companies such as ours generally are highly volatile. For example, since January 1, 2008, the price of our common stock reached a high of $2.42 on February 1, 2008 and a low of $.20 on December 2, 2008.

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

The Company follows the provisions of Statement of Financial Accounting Standards (“SFAS”) No. 141, “Business Combinations “ and SFAS No. 142, “ Goodwill and Other Intangible Assets ,” applicable to business combinations. In accordance with these standards, goodwill acquired in connection with the acquisition of Remedium was not amortized. Under SFAS No. 142, goodwill is subject to impairment testing annually or whenever events or changes in circumstances indicate that the carrying amount may not be fully recoverable. As a result of the decrease in the stock price of the Company and market volatility generally, we performed an interim goodwill impairment testing as of September 30, 2008. The first step of impairment testing involves a comparison of the fair value of the reporting unit, in this case Remedium, with its aggregate carrying values, including goodwill and identifiable intangible assets. We determined the fair value of Remedium using a combination of the income approach methodology of valuation, which includes the discounted cash flow method, and the relative market value approach methodology. The relative market value approach methodology includes the comparison of revenue and income multiples of comparable companies within the industry that the Company operates. If the carrying amount of Remedium exceeds its fair value, we perform the second step of the impairment test to determine the amount of the impairment loss. The second step of the impairment test involves comparing the implied fair value of Remedium’s goodwill and identifiable intangibles with the respective carrying values. As of September 30, 2008, Management was able to complete the first step of the impairment testing, and estimated that the amount of goodwill acquired in connection with the acquisition of Remedium was impaired, necessitating a non-cash impairment charge of $1.86 million in the third quarter of 2008 and reducing the carrying value of goodwill. Management updated its step one analysis and completed the second step of the impairment analysis in accordance with SFAS No. 142 as of November 1, 2008 and, due to the continued deterioration of the underlying comparable companies within the CRO industry as it relates to the market value approach methodology, has determined that an additional non-cash impairment charge of $12.5 million is to be recorded in the fourth quarter of 2008.

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

Historically, projects in the fields of cardiovascular, oncology, immunology, vaccines, medical devices as well as clinical staff outsourcing have represented 50-75% of our European project work, although the mix of projects is subject to change from year to year. For the year ended December 31, 2008, net revenues from our three largest clients amounted to 29% of our net revenues, with the three largest clients representing 10%, 10% and 9% of our net revenues, respectively. None of our European clients represented more than 10% of our net revenues in 2008. For the year ended December 31, 2007, net revenues from our three largest clients amounted to 38% of our net revenues, with the three largest clients representing 15%, 12% and 11%, respectively.

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

Our contracts generally may be terminated or reduced in scope either immediately or upon notice. Clients may terminate or delay their contracts for a variety of reasons, including, but not limited to, the failure of products to satisfy safety requirements, unexpected or undesired clinical results, merger or potential merger-

related activities, the client’s budget constraints, the client’s decision to terminate the development of a particular product or to end a particular study, insufficient patient enrollment in a study, insufficient investigator recruitment, manufacturing problems resulting in shortages of the product, or our failure to perform our obligations under the contract. For example, in January 2007 a client cancelled a contract having $12.8 million in revenues remaining. This risk of loss or delay of contracts potentially has greater effect as we pursue larger outsourcing arrangements with global pharmaceutical companies.

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

The majority of our contracts are at fixed prices. As a result, we bear the risk of cost overruns. If we fail to adequately price our contracts, fail to effectively estimate the cost to complete fixed price contracts, or if we experience significant cost overruns, our business, results of operations and financial condition could be materially and adversely affected. In addition, contacts with our clients are subject to change orders, which occur when the scope of work performed by us needs to be modified from what was originally contemplated by our contract with the client. This can occur, for example, when there is a change in a key study assumption or parameter or a significant change in timing. Under U.S. generally accepted accounting principles, we cannot recognize additional revenue anticipated from change orders until appropriate documentation is received by us from the client authorizing the change made. However, if we incur additional expense in anticipation of receipt of that documentation, we must recognize the expense as incurred. Further, we may not be successful convincing our clients to approve change orders which change the scope of current contracts. Such under-pricing or significant cost overruns could have a material adverse effect on our business, results of operations, financial condition or cash flows.

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

Recently, general worldwide economic conditions have experienced a downturn due to slower economic activity, concerns about inflation and deflation, increased energy costs, decreased consumer confidence, reduced corporate profits and capital spending, adverse business conditions, the ongoing effects of the war in Iraq, recent international conflicts and terrorist and military activity, and the impact of natural disasters and public health emergencies. If economic growth in the United States and other countries’ economies is slowed, many customers may delay or reduce spending on our services, which would harm our business, results of operations and financial condition.

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

We currently fail to meet two of NASDAQ’s listing requirements and if our common stock is delisted it could negatively impact the price of our common stock, our ability to access the capital markets and the liquidity of our common stock.

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

For the last 30 consecutive business days the bid price of our common stock has closed below the minimum $1.00 per share required for continued inclusion on the NASDAQ Capital Market, and consequently we are not in compliance with the requirements for continued listing of our common stock. However, given the current extraordinary market conditions, NASDAQ has suspend enforcement of the bid price and market value of publicly held shares requirements through July 19, 2009. As a result, if the Company’s closing bid price of the Company’s common stock is less than $1.00 for a period of thirty consecutive days after July 19, 2009, we may receive notification from NASDAQ that our common stock will be delisted from the NASDAQ Capital Market unless the stock closes at or above $1.00 per share for at least ten consecutive days during the 180-day period following such notification.

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

If branded pharmaceutical, biotechnology, generic drug or medical device companies reduce their expenditures, our future revenue and profitability may be reduced.

Our business and continued expansion depend on the research and development expenditures of our clients which, in turn, are impacted by their profitability. If these companies want to reduce costs, they may proceed with fewer clinical trials and other drug development. An economic downturn or other factors may cause our clients to decrease their research and development expenditures which could adversely affect our revenues and profitability.

Actions or inspections by regulatory authorities may cause clients not to award future contracts to us or to cancel existing contracts, which may have a material and adverse effect on our results of operations.

We may be subject to continuing inspections of our facilities and documentation in connection with studies we have conducted in support of marketing applications, or routine inspections of our facilities that have yet to be inspected by regulatory authorities. Regulatory authorities can have significant authority over the conduct of clinical trials, and they have the power to take regulatory and legal action in response to violations of clinical standards, subject protection and regulatory requirements in the form of civil and criminal fines, injunctions and other measures. If, for example, the FDA obtains an injunction, such action could result in significant obstacles to future operations. Additionally, there is a risk that actions by regulatory authorities, if they result in significant inspectional observations or other measures, could cause clients not to award us future contracts or to cancel existing contracts. Depending upon the amount of revenue lost, the results could have a material and adverse affect on our results of operations.

We might lose business opportunities as a result of healthcare reform.

Numerous governments have undertaken efforts to control healthcare costs through legislation, regulation and voluntary agreements with healthcare providers and drug companies. Healthcare reform could reduce the demand for our services and, as a result, our revenue. In the last several years, the U.S. Congress has reviewed several comprehensive healthcare reform proposals. The proposals are intended to expand healthcare coverage for the uninsured and reduce the growth of total healthcare expenditures. Congress has also considered and may adopt legislation which could have the effect of putting downward pressure on the prices that pharmaceutical and biotechnology companies can charge for prescription drugs. Any such legislation could cause our customers to spend less on research and development. If this were to occur, we could have fewer clinical trials for our business, which could reduce our earnings. Similarly, pending healthcare reform proposals outside the U.S. could negatively impact revenues from foreign operations.

Our business is subject to international economic, political and other risks that could negatively affect our results of operations or financial position.

A significant portion of our revenues are derived from countries outside the U.S. and we anticipate that revenues from foreign operations will grow. Accordingly, our business is subject to risks associated with doing business internationally, including:

•	less stable political and economic environments and changes in a specific country’s or region’s political or economic conditions,

•	potential negative consequences from changes in tax laws affecting our ability to repatriate profits,

•	unfavorable labor regulations,

•	greater difficulties in managing and staffing foreign operations,

•

the need to ensure compliance with the numerous regulatory and legal requirements applicable to our business in each of these jurisdictions, and to maintain an effective compliance program to ensure compliance,

•	changes in trade policies, regulatory requirements and other barriers,

•	civil unrest or other catastrophic events, and

•	longer payment cycles of foreign customers and difficulty collecting receivables in foreign jurisdictions.

These factors are beyond our control. The realization of any of these or other risks associated with operating in foreign countries could have a material adverse effect on our business, results of operations or financial condition.

Our substantial non-U.S. operations expose us to currency risks.

We operate in many countries and are subject to exchange rate gains and losses for multiple currencies. We may also be subject to foreign currency transaction risk when our service contracts are denominated in a currency other than the currency in which we incur expenses or earn fees related to such contracts. Changes in the exchange rate foreign currencies and the U.S. dollar could materially affect the translation of our subsidiaries’ financial results into U.S. dollars for purposes of reporting our consolidated financial results.

ITEM 1B.	Unresolved Staff Comments

None

ITEM 2.	PROPERTIES

The Company leases all of its facilities. The Company currently manages all of its North and South American clinical trial studies from its headquarters in Wayne, Pennsylvania. In July, 2008, the Company entered into a lease amendment which extended the term of the lease from 2009 to 2014, reduced the amount of square footage under the lease by 11,042 square feet to approximately 22,287 square feet and reduced the rent due to approximately $53 thousand per month.

We currently manage the majority of European and Asian clinical trials from Encorium’s facility in Espoo, Finland. We lease approximately 13,552 square feet in Espoo, Finland from an independent landlord under a lease expiring on October 31, 2013. The rent in 2009 including parking is approximately €38 thousand per month (or approximately $54 thousand per month based on an exchange rate of 1.00 EUR~1.4097 USD).

ITEM 3.	LEGAL PROCEEDINGS

The Company was not involved in any material litigation as of December 31, 2008.

ITEM 4.	SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

Not Applicable

PART II

ITEM 5.	MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS, AND ISSUER PURCHASES OF EQUITY SECURITIES

Market Information

Our common stock is quoted in the NASDAQ Capital Market under the symbol “ENCO.” Our symbol was changed from CVGR to ENCO in connection with the change of our name to Encorium Group, Inc. from Covalent Group, Inc. The following table indicates the high and low bid sale prices per share for each quarter over the last two fiscal years.

	2008		2007
Quarter Ended	High Bid	Low Bid	High Bid	Low Bid
31-Mar	$1.95	$1.88	$6.38	$3.27
30-Jun	1.60	1.45	4.00	2.76
30-Sep	.37	.29	3.19	2.31
31-Dec	$.31	$.23	$3.10	$1.52

Holders

As of March 1, 2009, there were approximately 593 holders of record of our common stock. However, we believe that there are approximately 2,600 additional shareholders in “street name”, who beneficially own our common stock in various brokerage accounts.

Dividend Policy

We have never declared a cash dividend on our common stock and do not anticipate paying cash dividends in the foreseeable future.

Recent Sales of Unregistered Securities

Except as otherwise previously disclosed in our Quarterly Reports on Form 10-Q or our Current Reports on Form 8-K, we did not sell any unregistered securities during fiscal 2008.

Purchase of Equity Securities by the Issuer and Affiliated Purchasers

In October 2008 the Board of Directors of the Company approved a stock repurchase program in an amount of up to $250,000. During the three months ended December 31, 2008, the Company purchased 79,257 shares of Common Stock at an average price of $0.36 per share in open market transactions as follows:

Period 2008	(a) Total Number of Shares Purchased	(b) Average Price Paid per Share	(c) Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	(d) Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs
Oct. 1 – 31	60,157	$0.40	60,157	$225,809.57
Nov. 1 – 30	—	—	60,157	$225,809.57
Dec. 1 – 31	19,100	$.22	79,257	$221,536.19

ITEM 6.	SELECTED FINANCIAL DATA

The following table represents selected historical consolidated financial data. The statement of operations data for the years ended December 31, 2008, 2007 and 2006 and balance sheet data at December 31, 2008 and 2007 are derived from our audited consolidated financial statements included elsewhere in this report. The statement of operations data for the years ended December 31, 2005 and 2004 and the balance sheet data at December 31, 2006, 2005, and 2004, are derived from audited consolidated financial statements not included in this report. The historical results are not necessarily indicative of the operating results to be expected in the future. The selected data should be read together with “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations” and our financial statements and notes to the financial statements.

	2008	2007	2006	2005	2004
Consolidated Statement of Operations Data:	(in thousands, except per share data)
Total revenue	$35,912	$36,802	$17,684	$12,727	$18,977
Operating expenses	57,190	40,370	18,442	14,352	24,449

Loss from operations	(21,278)	(3,568)	(758)	(1,625)	(5,471)
Other income	101	285	282	140	3

Loss before income taxes	(21,177)	(3,283)	(476)	(1,484)	(5,468)
Income tax (benefit) provision	(104)	(532)	18	—	(1,245)

Net loss	$(21,073)	$(2,751)	$(494)	$(1,484)	$(4,223)

Net loss per common share:
Basic	$(1.02)	$(0.14)	$(0.04)	$(0.11)	$(0.32)
Diluted	$(1.02)	$(0.14)	$(0.04)	$(0.11)	$(0.32)

Weighted average common and common equivalent shares outstanding:
Basic	20,589	19,167	13,990	13,347	13,239
Diluted	20,589	19,167	13,990	13,347	13,239

Consolidated Balance Sheet Data:
Cash and cash equivalents	$5,706	$9,109	$5,533	$7,104	$3,166
Working capital (1) (2) (3)	(1,415)	4,368	(3,908)	5,896	7,111
Total assets	21,093	37,530	38,297	9,843	12,823
Long term debt	190	118	8	37	63
Total liabilities	16,915	13,425	20,995	3,530	5,014
Shareholders’ equity	$4,178	$24,106	$17,302	$6,313	$7,809

(1)	Working capital is calculated as current assets minus current liabilities.
(2)	Working capital for 2006 was impacted by the accrual of a non-cash payment of $4 million related to the issuance of our common stock to the former Remedium stockholders pursuant to the acquisition agreement.
(3)	Working capital for 2008, 2007 and 2006 includes a deferred tax liability related to the amortization of intangible assets acquired in connection with the Remedium acquisition of $74 thousand, $217 thousand and $604 thousand, respectively. Since amortization of intangibles are not deductible by the Company for income tax purposes, the deferred tax liability represents the difference between tax expense calculated for financial reporting purposes (book) and tax expense reported to foreign jurisdictions.

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF RESULTS OF OPERATIONS AND FINANCIAL CONDITION

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

We anticipate that will meet our cash requirements through March of 2010, assuming we are able to fully implement our current costs cutting initiatives, we are able to win additional contracts during fiscal 2009 and we are able to maintain our current customer contracts. In the event we are unable to do so, we will be required to obtain additional capital from external sources or significantly reduce our operating costs, which may include the cessation of operations in some countries.

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

As is customary in the industry, we will continue to exclude from revenue and expense in the Consolidated Statements of Income fees paid to investigators and the associated reimbursement since we act as an agent on behalf of the pharmaceutical company sponsors with regard to investigator payments, in accordance with the Financial Accounting Standards Board Emerging Issues Task Force Rule No. 99-19, “Reporting Revenue Gross as a Principal versus Net as an Agent” (“EITF 99-19”). These investigator fees are not reflected in our Net Revenue, Reimbursement Revenue, Reimbursement Out-of-Pocket Expenses, and/or Direct Expenses. The amounts of these investigator fees were $8.8 million, $5.3 million, and $2.4 million for the years ended December 31, 2008, 2007, and 2006, respectively.

Concentration of Credit Risk

Our accounts receivable and costs and estimated earnings in excess of related billings on uncompleted contracts are concentrated with a small number of companies within the pharmaceutical, biotechnology and medical device industries. The significant majority of this exposure is to large, well established firms. Credit losses have historically been minimal. As of December 31, 2008, the total of accounts receivable and costs and estimated earnings in excess of related billings on uncompleted contracts was $6.1 million. Of this amount, the exposure to our three largest clients was 38% of the total, with the three largest clients representing 15%, 12% and 11% of total exposure, respectively. As of December 31, 2007, the total of accounts receivable and costs and estimated earnings in excess of related billings on uncompleted contracts was $5.8 million. Of this amount, the exposure to our three largest clients was 39% of the total, with the three largest clients representing 25%, 7%, and 7% of total exposure, respectively.

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

Goodwill and Intangible Assets

The Company follows the provisions of SFAS No. 141, “Business Combinations,” and SFAS No. 142, “Goodwill and Other Intangible Assets,” applicable to business combinations. The Company also follows the provisions of SFAS No. 144, “ Accounting for the Impairment or Disposal of Long-Lived Assets ,” applicable to its accounting for impairment of goodwill and intangible assets. In accordance with these standards, goodwill acquired in connection with the acquisition of Remedium was not amortized. However, the identifiable intangible assets acquired in connection with the acquisition of Remedium will be amortized over their useful lives. Pursuant to SFAS No. 142, Management of the Company must make an assessment of goodwill impairment annually or whenever events or changes in circumstances indicate that the carrying amount may not be fully recoverable. If carrying value exceeds current fair value, then goodwill is considered impaired and is reduced to fair value via a charge to earnings. Management made an assessment of Remedium’s fair value as November 1, 2007, one year from the acquisition date, in order to determine whether the amount of goodwill and related intangible assets acquired had been impaired. As of November 1, 2007, management determined that both goodwill and intangible assets acquired in connection with the acquisition of Remedium were not impaired and that no adjustment to the carrying values was necessary as of that date.

Due to changes in key personnel, adverse market conditions and a significant decrease in the Company’s market capital during the third quarter of 2008, the Company made an interim assessment of Remedium’s fair value as of September 30, 2008 to determine whether the amount of goodwill and the identifiable intangibles acquired in connection with the acquisition of Remedium were impaired. The test for impairment involves a two step process. The first step of impairment testing involves a comparison of the fair value of the reporting unit, in this case Remedium, with its aggregate carrying values, including goodwill and identifiable intangible assets. We determined the fair value of Remedium using a combination of the income approach methodology of valuation, which includes using the discounted cash flow method, and the relative market value approach methodology. The relative market value approach methodology includes the comparison of revenue and income multiples of comparable companies within the industry that the Company operates. If the carrying amount of Remedium exceeds its fair value, we perform the second step of the impairment test to determine the amount of the impairment loss. The second step of the impairment test involves comparing the implied fair value of Remedium’s goodwill and identifiable intangibles with the respective carrying values. As of September 30, 2008, Management was able to complete the first step of the impairment testing, and estimated that the amount of goodwill acquired in connection with the acquisition of Remedium was impaired, necessitating a non-cash impairment charge of $1.86 million in the third quarter of 2008 and reducing the carrying value of goodwill. Management updated its step one analysis and completed the second step of the impairment analysis in accordance with SFAS No. 142 as of November 1, 2008 and, due to the continued deterioration of the underlying comparable companies within the CRO industry as it relates to the market value approach methodology, has determined that an additional non-cash impairment charge of $12.50 million is to be recorded in the fourth quarter of 2008.

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

Percentage of Net Revenue, Excluding Reimbursable Out-of-Pocket Expenses

	Year Ended December 31,
	2008	2007	2006
Net revenue	100.00%	100.00%	100.00%
Operating Expenses
Direct	70.58%	63.96%	62.98%
Selling, general and administrative	46.58%	39.07%	37.40%
Depreciation and amortization	5.61%	8.25%	4.56%
Impairment charge	47.59%	—%	—%
Loss from Operations	(70.36)%	(11.27)%	(4.94)%
Net Loss	(69.68)%	(8.69)%	(3.23)%

Year Ended December 31, 2008 Compared With Year Ended December 31, 2007

Net revenue for 2008 decreased $1.5 million to $30.2 million as compared to $31.7 million for 2007, a 4.4% decrease. The decline in revenues for 2008 was primarily due to a $3.7 million decrease in revenue generated in the United States, which was offset in part by a $2.2 million increase in revenue generated by the Company’s European operations. Net revenues for 2008 generated in the U.S. were $7.9 million as compared to $11.6 million for 2007, a decrease of $3.7 million. The decrease in net revenues in the U.S. was primarily due to a decrease in the number of contracts and related contract values of active clinical studies being conducted by the Company in the United States during 2008. Net revenues generated by our European operations were $22.3 million as compared to $20.1 million for 2007, an increase of $2.2 million. Of the $2.2 million increase in net revenues generated by our European operations, $1.4 million was attributable to favorable foreign currency fluctuations for the year ended December 31, 2008 as compared to the same prior year period. Approximately $800 thousand of the increase in net revenues from our European operations was attributable to organic growth resulting from new business awards during 2008. As a percentage of total net revenues, net revenues for 2008 from our European operations represented 74% compared to 63% of net revenues for 2007, an 11% increase. Consequently, the percentage of net revenues generated in the United States has decreased from 37% in 2007 to 26% for 2008 due to the decline in the number of contracts and related contract values of active studies being conducted by the Company’s U.S. operations. Our consolidated backlog at the end of 2008 decreased $4.4 million to $34.3 million compared to our backlog of $38.7 million at the end of 2007.

We may experience annual cost increases in the future in our ongoing clinical projects without a corresponding increase in revenues. To the extent the actual estimated cost to complete utilized at the end of 2008 increased by 5% to 10% than the estimates actually utilized, the Company’s 2008 reported revenues would have been reduced by $339 thousand and $665 thousand, respectively. The Company’s consolidated net loss for 2008 would have increased by the same amount as the decline in revenues. This assumes that the Company would have been unsuccessful in negotiating change orders during 2008 that would provide for reimbursement of the excess costs. For periods beyond 2008, the impact on the Company’s net income and financial position would depend upon the actual costs incurred to complete the project and whether the Company was successful in negotiating change orders for reimbursement of the excess costs. See Footnote No. 2, Revenue Recognition, for the Company’s revenue recognition accounting policies.

Reimbursement revenue consisted of reimbursable out-of-pocket expenses incurred on behalf of our clients. Reimbursements are made at cost, without mark-up or profit, and therefore have no impact on net income.

Direct expenses included compensation and other expenses directly related to conducting clinical studies. These costs increased by $1.1 million to $21.3 million for the year ended December 31, 2008 from $20.2 million for the year ended December 31, 2007. The increase in direct expenses resulted principally from a $2.1 million increase in direct expenses incurred by our European operations which were offset in part by a $1 million decrease in direct expenses incurred in the United States. Direct expenses incurred by our European operations totaled $14.2 million for the year ended December 31, 2008 as compared to $12.1 million for the year ended December 31, 2007, an increase of $2.1 million. Of the $2.1 million increase in direct expense incurred by our European operations, approximately $1 million was attributable to unfavorable foreign currency fluctuations for the year ended December 31, 2008 as compared to the same prior year period. In addition, direct expenses increased as a result of additional staff and subcontractors utilized to meet the resource requirements of active clinical trials being conducted by our European operations during 2008 compared to the same prior year period. Direct expenses in the United States totaled $7.1 million for the year ended December 31, 2008 compared with $8.1 million in 2007, a $1 million decrease. The decrease in direct cost in the U.S. was due to staff reductions and a decrease in subcontractors utilized to meet the resourcing requirements of active clinical trials in the U.S. during 2008 compared to the same prior year period. Direct expenses as a percentage of net revenue increased to 71% for the year ended December 31, 2008 compared to 64% for the year ended December 31, 2007, an increase of 7%. The 7% increase in direct expenses as a percentage of revenues was principally due to revenue reductions in the U.S. resulting from a combination of decreased utilization of our personnel on clinical study activities and a decrease in the number of active clinical studies, as well as an increase in the number of personnel and subcontractors that were utilized on active clinical trials in Europe. The percentage increase was also impacted by unfavorable foreign currency fluctuations from our European operations for the year ended December 31, 2008 compared with the same prior year period.

Selling, general, and administrative expenses included the salaries, wages and benefits of all administrative, financial and business development personnel and all other support expenses not directly related to specific contracts. Selling, general and administrative expenses increased by $1.7 million to $14.1 million for the year ended December 31, 2008 from $12.4 million for the year ended December 31, 2007. Of the $1.7 million increase in SG&A, approximately $900 thousand was attributable to the proposed acquisition of Prologue and proposed business combination with Linkcon that were terminated during the third quarter of 2008. SG&A expenses incurred by our European operations increased by $900 thousand to $7.4 million for the year ended December 31, 2008 compared to $6.5 million for the year ended December 31, 2007. Of the $900 increase in

SG&A incurred by our European operations, approximately $525 thousand was attributable to unfavorable foreign currency fluctuations for the year ended December 31, 2008 compared to the same prior year period. The remainder of the increase in SG&A incurred by our European operations was the result of staff additions and increased personnel costs. SG&A expenses incurred in the United States increase by $800 thousand to $6.5 million for the year ended December 31, 2008 from $5.7 million for the year ended December 31, 2007. Excluding the $900 thousand of cost associated with the proposed acquisitions and business combinations incurred in the United States, SG&A expenses decreased by $100 thousand compared to the same prior year period. The decrease in SG&A expense for our U.S. operations was the result of staff reductions and reductions in overhead expenses. Selling, general and administrative expenses as a percentage of net revenue increased to 47% for the year ended December 31, 2008 from 39% for the year ended December 31, 2007, an 8% increase. The increase in SG&A expense was primarily attributable to the merger and acquisition activity that was terminated during the third quarter of 2008 and unfavorable foreign currency fluctuations for the year ended December 31, 2008 compared to the same prior year period.

Due to changes in key personnel, adverse market conditions and a significant decrease in the Company’s market capital during the third quarter of 2008, the Company made an interim assessment of Remedium’s fair value as of September 30, 2008 to determine whether the amount of goodwill and the identifiable intangibles acquired in connection with the acquisition of Remedium were impaired. The test for impairment involves a two step process. The first step of impairment testing involves a comparison of the fair value of the reporting unit, in this case Remedium, with its aggregate carrying values, including goodwill and identifiable intangible assets. We determined the fair value of Remedium using a combination of the income approach methodology of valuation, which includes the discounted cash flow method, and the relative market value approach methodology. The relative market value approach methodology includes the comparison of revenue and income multiples of comparable companies within the industry that the Company operates. If the carrying amount of Remedium exceeds its fair value, we perform the second step of the impairment test to determine the amount of the impairment loss. The second step of the impairment test involves comparing the implied fair value of Remedium’s goodwill and identifiable intangibles with the respective carrying values. As of September 30, 2008, Management was able to complete the first step of the impairment testing, and estimated that the amount of goodwill acquired in connection with the acquisition of Remedium was impaired, necessitating a non-cash impairment charge of $1.86 million in the third quarter of 2008 and reducing the carrying value of goodwill. Management updated its step one analysis and completed the second step of the impairment analysis in accordance with SFAS No. 142 as of November 1, 2008 and, due to the continued deterioration of the underlying comparable companies within the CRO industry as it related to the market value approach methodology, has determined that an additional non-cash impairment charge of $12.50 million is to be recorded in the fourth quarter of 2008.

Loss from operations for the year ended December 31, 2008 increased by $17.7 million to $21.3 million from $3.6 million for the year ended December 31, 2007, primarily for the reasons noted in the preceding paragraphs.

Net interest income for the year ended December 31, 2008 decreased by $184 thousand to $101 thousand from $285 thousand for the year ended December 31, 2007. The $184 thousand decrease was due primarily to a reduction of amount of cash on hand during 2008 compared to the same prior year period.

The tax benefit recognized relates primarily to the reversal of a deferred tax liability related to the acquisition of Remedium. The deferred tax liability represents the difference between the assigned value of the intangible assets acquired and the tax basis of these assets. The Company had approximately $8.8 million of federal net operating loss carryforwards available at the end of 2008. The Company recorded a full valuation allowance against the remaining available net operating loss carryforward in the U.S. In addition, the Company has approximately $13.4 million of state loss carryforwards for which the Company recorded a full valuation allowance. The Company also has certain foreign net operating loss carryforwards available which also have been fully reserved.

The net loss for the year ended December 31, 2008 increased to $21.1 million, or $1.02 per diluted share, as compared to $2.8 million, or $.14 per diluted share for the year ended December 31, 2007, primarily for the reasons noted above.

Year Ended December 31, 2007 Compared With Year Ended December 31, 2006

Net revenue for 2007 grew by $16.3 million to $31.7 million as compared to $15.3 million for 2006 due to the acquisition of Remedium. This was the first full year of operations for the combined Company. Net revenue generated by Remedium in Europe was $20.1 million or 63% compared to $11.6 million or 37% of net revenue generated in the United States. Net revenues for 2007 generated in the U.S. decreased by $775 thousand to $11.6 million from $12.3 million for 2006. The decrease in net revenues in the U.S. was primarily due to a decrease in the number of contracts and related contract values of active clinical studies being conducted by the Company in the United States during 2007. Our consolidated backlog at the end of 2007 decreased $3.8 to $38.7 million compared to our backlog of $42.5 million at the end of 2006.

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

Selling, general, and administrative expenses included the salaries, wages and benefits of all administrative, financial and business development personnel and all other support expenses not directly related to specific contracts. Selling, general and administrative expenses increased by $6.7 million to $12.4 million for the year ended December 31, 2007 from $5.7 million for the year ended December 31, 2006. The increase in SG&A resulted principally from expenses incurred by Remedium’s operations in Europe which totaled $6.5 million. SG&A in the United States increased by $1.4 million to $5.7 million for the year ended December 31, 2007 as compared with $4.3 million for the year ended December 31, 2006. The increase in SG&A in the United States was principally due to increases in business development and marketing activities as the Company added additional personnel in this function and activities related to compliance with the requirements of Section 404 of the Sarbanes Oxley Act. Selling, general and administrative expenses as a percentage of net revenue was relatively unchanged at 39% for the year ended December 31, 2006 as compared to 37% of net revenue for the year ended December 31, 2006, an increase of 2%.

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

The net loss for the year ended December 31, 2007 increased to $2.8 million, or $.14 per diluted share, as compared to $495 thousand, or $.04 per diluted share for the year ended December 31, 2006, primarily for the reasons noted above.

Liquidity and Capital Resources

As of December 31, 2008 and December 31, 2007, we had cash and cash equivalents of approximately $5.7 million and $9.1 million, respectively, and total liabilities of approximately $16.9 million and $13.4 million, respectively. The $3.4 million decrease in our cash balance as of December 31, 2008 was primarily due to $2.8 million of cash used to fund ongoing operations, $334 thousand used to purchase property and equipment, $30 thousand used to pay obligations under capital lease arrangements and $28 thousand used to repurchase the Company’s capital stock.

We anticipate that will meet our cash requirements through March of 2010, assuming we are able to fully implement our current costs cutting initiatives, we are able to win additional contracts during fiscal 2009 and we are able to maintain our current customer contracts. In the event we are unable to do so, in order for the Company to continue as a going concern we will be required to obtain additional capital from external sources or significantly reduce our operating costs, which may include the cessation of operations in some countries.

Our ability to obtain additional financing in the future will depend in part upon prevailing capital market conditions, as well as conditions in our business and our operating results; and those factors may affect our efforts to arrange additional financing on terms that are satisfactory to us or at all. We have been working with an investment banking firm to seek strategic alternatives, including outside investments. To date, our efforts to secure additional investments have not proven successful given the general economic and lending environment, coupled with the Company’s current financial position.

Given the current levels of the trading price of the Company’s common stock, if the Company were to raise additional capital by issuing equity securities, existing stockholders’ percentage ownership would be reduced and they would experience substantial dilution. If we were to raise additional funds by issuing debt securities, these debt securities would have rights, preferences, and privileges senior to those of our common stock, and the terms of the debt securities issued could impose significant restrictions on our operations.

Our contracts usually require a portion of the contract amount to be paid at the time the contract is initiated. Additional payments are generally made upon completion of negotiated deliverables, or on a regularly scheduled basis, throughout the life of the contract. Several of our contracts contain payment schedules that are weighted towards the later stages of the contract. Accordingly, cash receipts do not necessarily correspond to costs incurred and revenue recognized. For terminated studies, our contracts entitle us to receive the costs and expenses of winding down the terminated project as well as all fees earned by us up to the time of termination.

Net revenue is recognized on a proportional performance basis. We typically receive a low volume of large-dollar receipts. As a result, the number of days net revenue outstanding in accounts receivable, costs and estimated earnings in excess of related billings, customer advances, and billings in excess of related costs will fluctuate due to the timing and size of billings and cash receipts. At December 31, 2008, the net days revenue outstanding was (35) days compared to (21) days at December 31, 2007. Compared to December 31, 2007, accounts receivable on a consolidated basis decreased $200 thousand million to $4.6 million at December 31, 2008. Of the accounts receivable balance at December 31, 2008, approximately 3% of the total was over 60 days past the due date.

Compared to December 31, 2007, costs and estimated earnings in excess of related billings on uncompleted contracts increased by $450 thousand to $1.4 million at December 31, 2008. The $450 thousand increase resulted from certain deliverables contained in the contracts with our clients that the Company did not achieve by December 31, 2008. The balance at December 31, 2008 primarily consisted of four clinical trials, which individually constituted 41%, 13%, 11% and 9% of the balance. These amounts are expected to be billed during 2009 as billing targets are met. The liability account billings in excess of related costs and estimated earnings on uncompleted contracts remained relatively unchanged at $3.3 million as of December 31, 2008 from $3.3 million as of December 31, 2007. The $2.1 million increase in customer advances to $5.3 million as of December 31, 2008 from $3.2 million as of December 31, 2007 resulted from an increase of advance payments received from our clients for reimbursable expense and payments to investigators.

Our net cash used by operating activities increased by $3.5 million to $2.8 million for the year ended December 31, 2008 from cash provided by operating activities of $700 thousand for the year ended December 31, 2007. This change primarily resulted from decreases in billings in excess of related costs and estimated earnings on uncompleted contracts and customer advances, which was offset by decreases in our accounts receivable, cost and estimated earnings in excess of related billings on uncompleted contracts.

Net cash used in investing activities decreased $2.1 million to $334 thousand for the year ended December 31, 2008 from $2.4 million for the year ended December 31, 2007. The decrease was principally due to a $1.7 million reduction in the amount of cash used to complete the acquisition of Remedium in 2007 compared to

2008. The amount cash used for property and equipment purchases decreased by $375 thousand to $334 thousand in 2008 compared to $709 thousand for 2007. Purchases of property and equipment for the year ended December 31, 2008 included software and hardware, including host servers and computers for our corporate office and field-based personnel. Net cash provided by financing activities decreased $5 million to $58 thousand for the year ended December 31, 2008 compared to $5.1 million for the year ended December 31, 2007 principally due to the sale of 1,748,252 shares of common stock in a private placement at a price of $2.86 per share less applicable fees and expenses during 2007. The Company also received $470 thousand from the exercise of employee stock options for the year ended December 31, 2007 compared to $0 for the year ended December 31, 2008. As a result of these cash flows, our cash and cash equivalents balance at December 31, 2008 was $5.7 million as compared to $9.1 million at December 31, 2007, a decrease of $3.4 million.

The Company has two significant lines of credit for its European operations. The first credit facility amounting to $705 thousand is with Svenska Handelsbanken AB with interest charged at Handlesbanken Avista +0.9%, which at year-end was approximately 1.8%. The second significant line of credit amounting to $423 thousand is with Okopankki Oyj with interest charged at 1 month euribor +0.5%, which at year end was approximately 3.5%. There were no borrowings under these credit facilities at December 31, 2008. Commitments by the banks generally expire one year from the date of the agreement and are generally renewed. (Amounts were converted based on an exchange rate of 1.00 EUR ~ 1.4097 USD)

Off Balance Sheet Financing Arrangements

As of December 31, 2008, we did not have any off-balance sheet financing arrangements or any equity ownership interests in any variable interest entity or other minority owned ventures.

Contractual Obligations and Commitments

In October 2008, we entered into a financing agreement for application software to be used in our European operations. This financing agreement is being accounted for as a capital lease obligation. The present value of the capital lease obligation and the corresponding asset value of the software acquired was $142 thousand. In August 2007, we entered into a lease agreement for several pieces of office equipment that are being accounted for as capital lease obligations. This lease was recorded as an asset and in general was for peripheral office equipment. The present value of the capital lease obligation and the corresponding asset value of the equipment acquired was $151 thousand. We did not enter into any capital lease obligations in 2006.

We are committed under a number of non-cancelable operating leases, primarily related to office space and other office equipment. In 2009, we anticipate capital expenditures of approximately $200,000—$300,000 for leasehold improvements, software applications, workstations, personal computer equipment and related assets. A significant portion of our service agreement commitments, which are primarily comprised of investigator payments, are expected to be reimbursed under agreements with clients.

Recently Issued Accounting Standards

In September 2006, the FASB issued SFAS No. 157, “Fair Value Measurement” (“SFAS No. 157”). SFAS No. 157 defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles (GAAP), and expands disclosures about fair value measurements. This statement is effective for fiscal years beginning after November 15, 2007, and interim periods within those fiscal years. The Company has evaluated the impact of SFAS No. 157 and has determined that it did not have a material impact on our consolidated financial statements or results of operations.

In September 2006, the FASB issued SFAS No. 158, “Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans—an amendment of FASB Statements No. 87, 88, 106, and 132(R)”(“SFAS No. 158”). SFAS No. 158 requires an employer to recognize the over funded or under funded status of a defined benefit postretirement plan (other than a multiemployer plan) as an asset or liability in its statement of financial position and to recognize changes in that funded status in the year in which the changes occur through comprehensive income of a business. SFAS No. 158 also requires an employer to measure the funded status of a plan as of the date of its year-end statement of financial position, with limited exceptions. This statement is effective for the first fiscal year ending after December 15, 2006 for initial recognition and December 15, 2008 for measurement of plan assets and benefit obligations. We have evaluated the impact of SFAS No. 158 and have determined that it did not have a material impact on our consolidated financial statements or results of operations.

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

In December 2007, the FASB issued SFAS No. 141 (revised 2007), “Business Combinations” (“SFAS 141R”) which replaces SFAS No. 141, Business Combinations. The scope of SFAS 141R is broader than that of SFAS No. 141, which applied only to business combinations in which control was obtained by transferring consideration. SFAS 141R revises accounting and reporting standards for business combinations and applies to all transactions or other events in which an entity obtains control of one or more businesses by transferring consideration as well as combinations achieved without the transfer of consideration. By applying the same method of accounting – the acquisition method – to all transactions and other events in which one entity obtains control over one or more other businesses, this statement is intended to improve the comparability of the information about business combinations provided in financial reports. SFAS 141R applies prospectively to business combinations with an acquisition date on or after the beginning of the first annual reporting period beginning on or after December 15, 2008. We have evaluated the impact of SFAS 141R, and have determined that it did not have a material impact on our consolidated financial statements.

ITEM 7A.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Market Risk

The fair values of cash and cash equivalents, restricted cash, accounts receivable, costs and estimated earnings in excess of related billings on uncompleted contracts, accounts payable, accrued expenses and billings in excess of related costs and estimated earnings on uncompleted contracts were not materially different than their carrying amounts as reported at December 31, 2008 and December 31, 2007.

As of December 31, 2008, the Company was not counter party to any forward foreign exchange contracts or any other transaction involving a derivative financial instrument.

Foreign Currency Exchange Risk

The Company is exposed to foreign currency exchange risk through its international operations. For the year ended December 31, 2008, approximately 72% of our net revenue was derived from contracts denominated in other than U.S. Dollars compared to 61% of net revenues for the year ended December 31, 2007. The increase in the percentage of net revenue derived from contracts denominated in currencies other than the U.S. Dollar is principally attributable to an increase in revenue generated by our European operations, favorable foreign exchange fluctuations, and a decrease in revenue generated by our U.S. operations. Since our financial results are reported in U.S. Dollars, changes in foreign currency exchange rates could adversely affect our results of operations and financial condition. In addition, since our backlog is reported in U.S. dollars, changes in foreign currency exchange rates could reduce the amount of backlog reported. To date, we have not engaged in any derivative or contractual hedging activities related to our foreign exchange exposures.

Assets and liabilities of the Company’s international operations are translated into U.S. Dollars at exchange rates in effect on the balance sheet date and equity accounts are translated at historical exchange rates. Revenue and expense items are translated at average exchange rates in effect during the period. Gains or losses from translating foreign currency financial statements are recorded in a separate stockholders equity account entitled “Accumulated Other Comprehensive Income”. The cumulative translation adjustment included in accumulated other comprehensive income for the years ended December 31, 2008, 2007 and 2006 was $890 thousand, $150 thousand, and $27 thousand, respectively.

We believe that the effects of inflation generally have not had a material adverse impact on our operations or financial condition.

ITEM 8.	FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Our financial statements listed below are contained herein beginning at page F-1:

(a)	Financial Statements

ITEM 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

Not applicable.

ITEM 9A(T).	CONTROLS AND PROCEDURES

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

Management’s Annual Report on Internal Control Over Financial Reporting

Management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Rules 13a-15(f) and 15d-15(f) of the Securities Exchange Act of 1934, as amended. Under the supervision and with the participation of management, including our principal executive officer and principal financial officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting based on the framework in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on our evaluation under the framework in Internal Control—Integrated Framework, management concluded that our internal control over financial reporting was effective as of December 31, 2008.

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

Changes in Internal Control Over Financial Reporting

Our management, including our principal executive and principal financial officers, has evaluated any changes in our internal control over financial reporting that occurred during the year ended December 31, 2008, and has concluded that there was no change that occurred during the quarter ended December 31, 2008 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART III

ITEM 10.	DIRECTORS AND EXECUTIVE OFFICERS OF REGISTRANT

Information concerning Directors, Executive Officers, Promoters and Control Persons; Compliance with Section 16(a) of the Exchange Act, is incorporated herein by reference to the similarly titled section in our definitive proxy materials for our 2009 Annual Meeting of Stockholders.

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

Information concerning Executive Compensation is incorporated herein by reference to the similarly titled section in our definitive proxy materials for our 2009 Annual Meeting of Stockholders.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

Information concerning Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters is incorporated herein by reference to the similarly titled section in our definitive proxy materials for our 2009 Annual Meeting of Stockholders.

The following table details information regarding the Company’s existing equity compensation plans as of December 31, 2008:

Equity Compensation Plan Information

Plan Category	(a) Number of securities to be issued upon exercise of outstanding options, warrants and rights	(b) Weighted- average exercise price of outstanding options, warrants and rights	(c) Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))
Equity compensation plans approved by security holders	954,083	$1.02	942,532
Equity compensation plans not approved by security holders	—	—	—

Total	954,083	$1.02	942,532

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

Information concerning Certain Relationships and Related Transactions is incorporated herein by reference to the similarly titled section in our definitive proxy materials for our 2009 Annual Meeting of Stockholders.

ITEM 14.	PRINCIPAL ACCOUNTANT FEES AND SERVICES

Information concerning Principal Accountant Fees and Services is incorporated herein by reference to the similarly titled section in our definitive proxy materials for our 2009 Annual Meeting of Stockholders.

PART IV

ITEM 15. EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

(a)	Financial Statement Schedule.

Schedule II- Valuation and Qualifying Accounts. Filed herewith.

(b)	Exhibits

2.1	-	Combination Agreement by and among Covalent Group, Inc., Kai Lindevall, Jan Lilja, Sven-Erik Nilsson, Vesa Manninen, Seppo Oksanen, Heikki Vapaatalo, Riitta Korpela, Agneta Lindevall, and NTGLT PHARMA BVBA incorporated by reference to Exhibit 2.1 to our Annual Report on Form 10-K filed with the Securities and Exchange Commission on March 29, 2006.

2.2	-	Amended and Restated Combination Agreement dated as of July 6, 2006 by and among Covalent Group, Inc., Kai Lindevall, Jan Lilja, Sven-Erik Nilsson, Vesa Manninen, Seppo Oksanen, Heikki Vapaatalo, Riitta Korpela, Agneta Lindevall, and NTGLT PHARMA BVBA incorporated by reference to Exhibit 2.1 to our Current Report on Form 8-K filed with the Securities and Exchange Commission on July 7, 2006.

3.1	-	Certificate of Incorporation of Covalent Group, Inc., filed with the Secretary of State of the State of Delaware on April 16, 2002 incorporated by reference to Exhibit 3.2 to our Current Report on Form 8-K filed with the Securities and Exchange Commission on July 2, 2002.

3.2	-	Certificate of Amendment of Certificate of Incorporation of Covalent Group, Inc. incorporated by reference to Exhibit 3.2 to our Annual Report on Form 10-K filed with the Securities and Exchange Commission on April 2, 2007.

3.3	-	Second Amended and Restated Bylaws of Encorium Group, Inc. incorporated by reference to Exhibit 3.1 to our Current Report on Form 8-K filed with the Securities and Exchange Commission on September 16, 2008.

4.1	-	Option Exchange Agreement incorporated by reference to Exhibit 4.2 to our Current Report on Form 8-K filed with the Securities and Exchange Commission on November 6, 2006.

4.2*	-	Form of Non-Qualified Stock Option Award Agreement incorporated by reference to Exhibit 4.2 to our Current Report on Form 8-K filed with the Securities and Exchange Commission on December 14, 2006.

4.3*	-	Form of Incentive Stock Option Award Agreement incorporated by reference to Exhibit 4.3 to our Current Report on Form 8-K filed with the Securities and Exchange Commission on December 14, 2006.

10.1*	-	Covalent Group, Inc. 2002 Equity Incentive Plan incorporated by reference to Appendix E to our Definitive Proxy Statement filed with the Securities and Exchange Commission on April 30, 2002.

10.2*	-	Amended and Restated Covalent Group, Inc. 1996 Stock Incentive Plan incorporated by reference to Annex A of our Definitive Proxy Statement filed with the Securities and Exchange Commission on May 1, 2000.

10.3*	-	1995 Stock Option Plan incorporated by reference to Annex A of our Definitive Proxy Statement filed with the Securities and Exchange Commission on May 10, 2000.

10.4*	-	Covalent Group, Inc. 2006 Equity Incentive Plan incorporated by reference to Appendix D of our Definitive Proxy Statement filed with the Securities and Exchange Commission on September 15, 2006.

10.5	-	Second Amendment to Lease between Dean Witter Realty Income Partnership II, L.P. and Covalent Group, Inc. dated November 14, 1996 incorporated by reference to Exhibit 10.3 to our Annual Report on Form 10-KSB filed with the Securities and Exchange Commission on March 30, 1998.

10.6	-	Fourth Amendment to Lease between FV Office Partners, L.P. (successor to Dean Witter Realty Income Partnership III, L.P.) and Covalent Group, Inc. dated November 27, 2001 incorporated by reference to Exhibit 10.13 to our Annual Report on Form 10-KSB filed with the Securities and Exchange Commission on April 1, 2002.

10.7	-	Fifth Amendment to Lease between FV Office Partners, L.P. and Covalent Group, Inc. dated December 13, 2002 incorporated by reference to Exhibit 10.23 to our Annual Report on Form 10-KSB filed with the Securities and Exchange Commission on March 31, 2003.

10.8		Sixth Amendment to Lease between Glenhardie Partner, LP , successor in interest to FV Office Partners, L.P and Encorium Group, Inc. dated July 2, 2008 incorporated by reference to Exhibit 10.1 to our Current Report on Form 8-K filed with the Securities and Exchange Commission on July 8, 2008.

10.9		Seventh Amendment to Lease between Glenhardie Partner, LP , successor in interest to FV Office Partners, L.P and Encorium Group, Inc. incorporated by reference to Exhibit 10.1 to our Quarterly Report on Form 10-Q filed with the Securities and Exchange Commission on November 26, 2008.

10.10*	-	Form of Indemnification Agreement between Covalent Group, Inc., a Delaware Corporation, and its officers and directors incorporated by reference to Exhibit 10.1 to our Quarterly Report on Form 10-QSB filed with the Securities and Exchange Commission on August 13, 2002.

10.11*	-	Executive Employment Agreement between Encorium Group, Inc. and David Ginsberg dated December 3, 2008 incorporated by reference to our Current Report on Form 8-K filed with the Securities Exchange Commission on December 9, 2008.

10.12*	-	Severance Agreement between Encorium Group, Inc. and David Ginsberg dated December 3, 2008 incorporated by reference to our Current Report on Form 8-K filed with the Securities Exchange Commission on December 9, 2008.

10.13*		Amended and Restated Non-Qualified Stock Option Award Agreement for David Ginsberg incorporated by reference to our Current Report on Form 8-K filed with the Securities Exchange Commission on November 10, 2008.

10.14*		Services Agreement between Encorium Group, Inc. and Penn Valley Group dated May 8, 2008 incorporated by reference to Exhibit 10.1 to our Quarterly Report on Form 10-Q filed with the Securities and Exchange Commission on May 13, 2008.

10.15*		Non-Qualified Stock Option Award Agreement for PVG Corporation incorporated by reference to our Current Report on Form 8-K filed with the Securities Exchange Commission on December 9, 2008.

10.16	-	Lease Agreement between Ealing Studios and Covalent Group Limited dated March 7, 2006 incorporated by reference to Exhibit 10.13 to our Annual Report on Form 10-K filed with the Securities and Exchange Commission on March 29, 2006.

10.17*	-	Employment Agreement dated November 1, 2006 by and among Remedium Oy, Encorium Group, Inc. and Kai Lindevall incorporated by reference to Exhibit 10.1 to our Current Report on Form 8-K filed with the Securities and Exchange Commission on November 6, 2006.

10.18*	-	Executive Severance Agreement, dated November 1, 2006, by and between Encorium Group, Inc. and Kai Lindevall incorporated by reference to Exhibit 10.2 to our Current Report on Form 8-K filed with the Securities and Exchange Commission on November 6, 2006.

10.19	-	Securities Purchase Agreement dated as of May 8, 2007 by and among Encorium Group, Inc,, Capital Ventures International and Enable Growth Partners, LP incorporated by reference to Exhibit 10.1 to our Current Report on Form 8-K filed with the Securities and Exchange Commission on May 14, 2007.

10.20	-	Registration Rights Agreement dated as of May 9, 2007 by and among Encorium Group, Inc,, Capital Ventures International and Enable Growth Partners, LP incorporated by reference to Exhibit 10.2 to our Current Report on Form 8-K filed with the Securities and Exchange Commission on May 14, 2007.

10.21	-	Form of Warrant issued May 9, 2007 incorporated by reference to Exhibit 10.3 to our Current Report on Form 8-K filed with the Securities and Exchange Commission on May 14, 2007.

10.22	-	Summary of binding terms included in the Letter of Intent between Encorium Group, Inc. and Prologue Research International, Inc. incorporated by reference to our Quarterly Report on Form 10-Q filed with the Securities and Exchange Commission on August 14, 2008.

10.23	-	Summary of binding terms included in the non-binding term sheet by and among Encorium Group, Inc., Fine SuccessInvestments, Ltd., and Chardan Capital, LLC. incorporated by reference to our Quarterly Report on Form 10-Q filed with the Securities and Exchange Commission on August 14, 2008.

10.24	-	Lease between Encorium Oy and Mutual Pension Insurance Company effective October 1, 2008. Filed herewith.

10.25	-	Letter Agreement with Linda Nardone dated November 12, 2007. Filed herewith.

21	-	Subsidiaries of the Registrant. Filed herewith.

23.1	-	Consent of Deloitte & Touche LLP. Filed herewith.

31.1	-	Certification of Chief Executive Officer required by Rule 13a-14(a) or Rule 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002. Filed herewith.

31.2	-	Certification of Principal Accounting Officer required by Rule 13a-14(a) or Rule 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002. Filed herewith.

32.1	-	Certification pursuant to 18 U.S.C. § 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. Filed herewith.

32.2	-	Certification pursuant to 18 U.S.C. § 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. Filed herewith.

*	This exhibit is a management contract or arrangement required to be filed as an exhibit to this report.

ENCORIUM GROUP, INC.

CONSOLIDATED FINANCIAL STATEMENTS

YEARS ENDED DECEMBER 31, 2007, 2006 and 2005

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of:

Encorium Group, Inc.

Wayne, Pennsylvania

We have audited the accompanying consolidated balance sheets of Encorium Group, Inc. and subsidiaries (the “Company”) as of December 31, 2008 and 2007, and the related consolidated statements of operations, stockholders’ equity, and cash flows for each of the three years in the period ended December 31, 2008. Our audits also included the financial statement schedule listed in the Index at Item 15. These financial statements and financial statement schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on the financial statements and financial statement schedule based on our audits.

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

In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of Encorium Group, Inc. and subsidiaries as of December 31, 2008 and 2007, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2008, in conformity with accounting principles generally accepted in the United States of America. Also, in our opinion, such financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 1 to the financial statements, the Company’s recurring losses from operations, current available cash, and anticipated level of capital requirements necessary to fund its current operations raise substantial doubt about its ability to continue as a going concern. Management’s plans concerning these matters are also discussed in Note 1 to the financial statements. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/ Deloitte & Touche LLP

Philadelphia, Pennsylvania

April 24, 2009

Encorium Group, Inc.

Consolidated Statements of Operations

	Twelve Months Ended December 31,
	2008	2007	2006
Net revenue	$30,241,889	$31,650,082	$15,325,822
Reimbursement revenue	5,669,695	5,151,483	2,358,691

Total Revenue	35,911,584	36,801,565	17,684,513

Operating Expenses
Direct	21,343,636	20,241,921	9,652,920
Reimbursement out-of-pocket expenses	5,669,695	5,151,483	2,358,691
Selling, general and administrative	14,086,520	12,366,095	5,731,388
Depreciation and amortization	1,697,966	2,610,505	699,286
Impairment loss	14,391,992	—	—

Total Operating Expenses	57,189,809	40,370,004	18,442,285

Loss from Operations	(21,278,225)	(3,568,439)	(757,772)
Interest Income	130,647	296,884	293,061
Interest Expense	(29,569)	(12,143)	(10,883)

Net Interest Income	101,078	284,741	282,178

Loss before Income Taxes	(21,177,147)	(3,283,698)	(475,594)
Income Tax (Benefit) Expense	(103,671)	(532,271)	18,817

Net Loss	$(21,073,476)	$(2,751,427)	$(494,411)

Net Loss per Common Share
Basic	$(1.02)	$(0.14)	$(0.04)
Diluted	$(1.02)	$(0.14)	$(0.04)
Weighted Average Common and Common Equivalent Shares Outstanding
Basic	20,589,364	19,167,022	13,990,321
Diluted	20,589,364	19,167,022	13,990,321

See accompanying notes to the consolidated financial statements.

Encorium Group, Inc.

Consolidated Balance Sheets

	December 31, 2008	December 31, 2007
Assets
Current Assets
Cash and cash equivalents	$5,705,818	$9,109,456
Investigator advances	1,088,768	551,697
Accounts receivable, less allowance of $97,000 for 2008 and 2007, respectively	4,624,161	4,824,795
Prepaid expenses and other	1,206,088	867,651
Prepaid taxes	28,290	4,031
Costs and estimated earnings in excess of related billings on uncompleted contracts	1,443,427	994,777

Total Current Assets	14,096,552	16,352,407

Property and Equipment, Net	1,211,929	1,293,616
Intangible Assets
Goodwill	1,366,269	15,388,299
Other Intangibles, Net	3,733,517	4,204,825
Other assets	684,666	291,148

Total Assets	$21,092,933	$37,530,295

Liabilities and Stockholders’ Equity
Current Liabilities
Accounts payable	$3,624,071	$1,366,905
Accrued expenses	3,004,627	3,696,404
Deferred Taxes	206,173	316,675
Obligations under capital leases	72,542	29,688
Billings in excess of related costs and estimated earnings on uncompleted contracts	3,307,347	3,329,869
Customer advances	5,297,000	3,244,834

Total Current Liabilities	15,511,760	11,984,375

Long Term Liabilities
Obligations under capital leases	189,680	117,723
Deferred Taxes	897,204	876,308
Other liabilities	316,516	446,253

Total Long Term Liabilities	1,403,400	1,440,284

Total Liabilities	16,915,160	13,424,659

Stockholders’ Equity
Common stock, $.001 par value 35,000,000 shares authorized, and 20,834,004 shares issued, 20,523, 883 and 20,603,140 outstanding, respectively	20,834	20,834
Additional paid-in capital	32,417,250	32,154,227
Additional paid-in capital warrants	905,699	905,699
Accumulated deficit	(29,737,430)	(8,663,954)
Accumulated other comprehensive income	1,298,109	387,054

Less:	4,904,462	24,803,860
Treasury stock, at cost, 310,121 and 230,864 shares respectively	(726,689)	(698,224)

Total Stockholders’ Equity	4,177,773	24,105,636

Total Liabilities and Stockholders’ Equity	$21,092,933	$37,530,295

See accompanying notes to the consolidated financial statements.

Encorium Group, Inc.

Consolidated Statements of Stockholders Equity

	Number of Common Shares	Par Value	Additional Paid-In Capital	Retained Earnings (Accum. Deficit)	Accum. Other Comprehensive Income	Treasury Stock at Cost	Total Stockholders’ Equity
Balance at December 31, 2005	13,501,333	$13,502	$12,028,415	$(5,418,116)	$147,737	$(458,974)	$6,312,564
Net Loss				(494,411)			(494,411)
Other comprehensive income
Foreign currency translation adjustment					27,135		27,135

Total
Comprehensive loss							(467,276)
SFAS 123R Compensation			389,514				389,514
Issuance of common shares—exercise of stock options	110,316	110	306,171			(239,250)	67,031
Issuance of common shares—Remedium Oy acquisition	3,886,926	3,887	10,996,113				11,000,000

Balance at December 31, 2006	17,498,575	$17,499	$23,720,213	$(5,912,527)	$174,872	$(698,224)	$17,301,833
Net Loss				(2,751,427)			(2,751,427)
Other comprehensive loss
SFAS 158 Pension adjustment, net of tax					62,127		62,127
Foreign currency translation adjustment					150,055		150,055

Total
Comprehensive loss							(2,539,245)
SFAS 123R Compensation			211,102				211,102
Issuance of common
- exercise of stock options	173,749	174	469,853				470,027
- sales to investors	1,748,252	1,748	3,754,471				3,756,219
Issuance of warrants for common shares			905,699				905,699
Issuance of common shares—Remedium Oy acquisition	1,413,428	1,413	3,998,588				4,000,001

Balance at December 31, 2007	20,834,004	$20,834	$33,059,926	$(8,663,954)	$387,054	$(698,224)	$24,105,636
Net Loss				(21,073,476)			(21,073,476)
Other comprehensive loss
SFAS 158 Pension adjustment, net of tax					18,198		18,198
Foreign currency translation adjustment					892,857		892,857

Total							(20,162,421)
Comprehensive loss
SFAS 123R Compensation			263,023				263,023
- Common stock repurchase						(28,465)	(28,465)

Balance at December 31, 2008	20,834,004	20,834	33,322,949	(29,737,430)	1,298,109	(726,689)	4,177,773

See accompanying notes to the consolidated financial statements.

Encorium Group, Inc.

Consolidated Statements of Cash Flows

	Twelve Months Ended December 31,
	2008	2007	2006
Operating Activities:
Net Loss	$(21,073,476)	$(2,751,427)	$(494,411)
Adjustments to reconcile net loss to net cash (used) provided by operating activities:
Depreciation and amortization	1,697,966	2,610,505	699,286
Impairment loss	14,391,992	—	—
Share-based compensation expense	263,023	211,102	389,514
Changes in assets and liabilities;
Investigator advances	(537,616)	749,353	(1,298,673)
Accounts receivable	53,826	2,213,358	(3,326,765)
Prepaid expenses and other	(350,328)	(242,855)	601,664
Prepaid taxes	(24,259)	(1,656)	10,665
Costs and estimated earnings in excess of related billings on uncompleted contracts	(475,700)	477,170	(999,296)
Other assets	(439,507)	(3,441)	(4,667)
Accounts payable	2,352,909	(75,019)	414,903
Accrued expenses	(570,836)	240,114	237,189
Other liabilities	(98,982)	(94,163)	(130,868)
Deferred taxes	(211,988)	(531,905)	19,502
Billings in excess of related costs and estimated earnings on uncompleted contracts	34,005	(450,667)	2,061,324
Customer advances	2,156,474	(1,694,970)	3,738,062

Net Cash (Used) Provided by Operating Activities	(2,832,497)	655,499	1,917,429

Investing Activities:
Remedium acquisition, net of cash acquired	—	(1,730,539)	(3,331,904)
Cash paid for property and equipment	(334,072)	(708,880)	(235,606)

Net Cash Used In Investing Activities	(334,072)	(2,439,419)	(3,567,510)

Financing Activities:
Net payments under capital leases	(29,688)	(8,094)	(26,314)
Proceeds from stock issue and warrants	—	4,661,918	—
Proceeds from exercise of stock options	—	470,027	67,031
Stock repurchase	(28,465)	—	—
Net payments on short-term borrowings	—	(21,562)	—

Net Cash Provided (Used) By Financing Activities	(58,153)	5,102,289	40,717

Effect of Exchange Rate Changes on Cash and Cash Equivalents	(178,916)	257,994	38,376
Net Increase (Decrease) In Cash and Cash Equivalents	(3,403,638)	3,576,363	(1,570,988)
Cash and Cash Equivalents, Beginning of Period	9,109,456	5,533,093	7,104,081

Cash and Cash Equivalents, End of Period	$5,705,818	$9,109,456	$5,533,093

Supplemental Disclosure of Non Cash Investing Activities:
Issuance of Common Stock in connection with the Remedium acquisition	$—	$4,000,000	$11,000,000
Accrued acquisition costs for the Remedium acquisition	$—	$—	$5,714,780
Deferred tax liability related to goodwill and other intangibles resulting from the Remedium acquisition	$—	$—	$1,697,724

See accompanying notes to the consolidated financial statements.

ENCORIUM GROUP, INC

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.	DESCRIPTION OF BUSINESS:

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

The accompanying consolidated financial statements have been prepared on the basis of the company continuing as a going concern.

We anticipate that will meet our cash requirements through March of 2010, assuming we are able to fully implement our current costs cutting initiatives, we are able to win additional contracts during fiscal 2009 and we are able to maintain our current customer contracts. In the event we are unable to do so, we will be required to obtain additional capital from external sources or significantly reduce our operating costs, which may include the cessation of operations in some countries.

Our ability to obtain additional financing in the future will depend in part upon prevailing capital market conditions, as well as conditions in our business and our operating results; and those factors may affect our efforts to arrange additional financing on terms that are satisfactory to us or at all. We have been working with an investment banking firm to seek strategic alternatives, including outside investments. To date, our efforts to secure additional investments have not proven successful given the general economic and lending environment coupled with the Company’s current financial position.

Given the current levels of the trading price of the Company’s common stock, if the Company were to raise additional capital by issuing equity securities, existing stockholders’ percentage ownership would be reduced and they would experience substantial dilution. If we were to raise additional funds by issuing debt securities, these debt securities would have rights, preferences, and privileges senior to those of our common stock, and the terms of the debt securities issued could impose significant restrictions on our operations. These factors have raised substantial doubt about our ability to continue as a going concern for the foreseeable future. If we are unable to obtain additional capital, we will scale back our operations until such capital is obtained. Our consolidated financial statements do not include any adjustment to reflect the possible future effects on the recoverability or classification of assets or the amounts and classification of liabilities that may result from the outcome of our ability to continue as a going concern.

ENCORIUM GROUP, INC

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – CONTINUED

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

Consolidation

The consolidated financial statements for 2008, 2007 and 2006 include our accounts and the accounts of our wholly-owned subsidiaries. Intercompany transactions and balances have been eliminated in consolidation.

Cash and Cash Equivalents

We consider all highly liquid debt instruments purchased with an original maturity of three months or less to be cash equivalents.

Investigator Advances

We received advance payments from a small number of our clients as part of long-term contracts, which includes a separate cash account to be utilized for payment of investigator fees. As of December 31, 2008 and 2007, this cash amount was $1.1 million and $552 thousand, respectively. This amount is also included in customer advances within current liabilities in the accompanying balance sheets.

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

In the past, we have had to commit unanticipated resources to complete projects resulting in lower gross margins on those projects. We may experience similar situations in the future although our current contracts

ENCORIUM GROUP, INC

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – CONTINUED

in process are of a shorter duration and subject to less cost volatility. Should our estimated costs on fixed price contracts prove to be low in comparison to actual costs, future margins could be reduced, absent our ability to negotiate a contract modification.

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

ENCORIUM GROUP, INC

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – CONTINUED

Reimbursable Out-of-Pocket Expenses

On behalf of our clients, we pay fees to investigators and other out-of-pocket costs for which we are reimbursed at cost, without mark-up or profit. Effective January 1, 2002, in connection with the required implementation of FASB Emerging Issues Task Force Rule No. 01-14 “Income Statement Characterization of Reimbursements Received for ‘Out-of-Pocket’ Expenses Incurred” (“EITF 01-14”), out-of-pocket costs are included in Operating Expenses, while the reimbursements received are reported separately as Reimbursement Revenue in the Consolidated Statements of Operations.

As is customary in the industry, we will continue to exclude from revenue and expense in the Consolidated Statements of Operations fees paid to investigators and the associated reimbursement since we acts as an agent on behalf of the pharmaceutical company sponsors with regard to investigator payments, in accordance with the Financial Accounting Standards Board Emerging Issues Task Force Rule No. 99-19 “Reporting Revenue Gross as a Principal versus Net as an Agent” (“EITF 99-19”),. These investigator fees are not reflected in our Net Revenue, Reimbursement Revenue, Reimbursement Out-of-Pocket Expenses, and/or Direct Expenses. The amounts of these investigator fees were $8.8 million, $5.3 million, and $2.4 million for the years ended December 31, 2008, 2007, and 2006 respectively.

Accounts Receivable

Accounts receivable and costs and estimated earnings in excess of related billings on completed contracts represent amounts due from our clients who are concentrated primarily in the pharmaceutical, biotechnology and medical device industries. Included in accounts receivable are amounts due from clients in connection with unbilled out-of-pocket pass-through costs in the amount of $369 thousand as of December 31, 2008 and $318 thousand as of December 31, 2007.

Concentration of Credit Risk

Our accounts receivable and costs and estimated earnings in excess of related billings on uncompleted contracts are concentrated with a small number of companies within the pharmaceutical, biotechnology and medical device industries. The significant majority of this exposure is to large, well established firms. Credit losses have historically been minimal. As of December 31, 2008, the total of accounts receivable and costs and estimated earnings in excess of related billings on uncompleted contracts was $6.1 million. Of this amount, the exposure to our three largest clients was 38% of the total, with the three largest clients representing 15%, 12% and 11% of total exposure, respectively. As of December 31, 2007, the total of accounts receivable and costs and estimated earnings in excess of related billings on uncompleted contracts was $5.8 million. Of this amount, the exposure to our three largest clients was 39% of the total, with the three largest clients representing 25%, 7% and 7% of total exposure, respectively.

Several client contracts contain provisions that allow us to bill and receive advance payments to be utilized for investigator fees and reimbursable expenses. In some instances, the client requires that we maintain separate cash accounts to be utilized for investigator fees, which are included as Investigator Advances. Funds received as customer advances, excluding investigator advances for which separate cash accounts are required as part of our contract with the client, are included as part of Cash and Cash Equivalents. The balance of customer advances, including investigator advances of $1.1 million, was $5.3 million as of December 31, 2008. As of December 31, 2008, there were no customer advances billed, but not received.

ENCORIUM GROUP, INC

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – CONTINUED

Financial Instruments

The fair value of cash and cash equivalents, restricted cash, accounts receivable, costs and estimated earnings in excess of related billings on uncompleted contracts, accounts payable, accrued expenses and billings in excess of related costs and estimated earnings on uncompleted contracts were not materially different than their carrying amounts as reported at December 31, 2008 and December 31, 2007.

As of December 31, 2008, the Company was not a counter party to any forward foreign exchange contracts or any other transaction involving a derivative financial instrument.

Property and Equipment

Property and equipment are recorded at cost. Depreciation is provided using the straight-line method over the estimated useful lives of the assets, which range from 3 to 8 years for equipment and furniture and fixtures and the remaining lease term for leasehold improvements and assets under capital lease. Depreciation and amortization, excluding the amortization of intangible assets, for the years ended December 31, 2008, 2007 and 2006 was $551 thousand, $618 thousand and $367 thousand, respectively. Expenditures for maintenance and repairs are charged to expense as incurred. When assets are sold, retired, or fully depreciated the cost and accumulated depreciation are removed from the accounts, and any gain or loss on the sale of property and equipment is included in operations.

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

Under the Modified Prospective Approach, the amount of compensation expense recognized includes compensation expense for all share-based payments granted prior to, but not yet fully vested as of January 1, 2006, based on the grant date fair value estimated in accordance with SFAS No. 123 and compensation expense for all share-based payments granted subsequent to January 1, 2006, based on the grant date fair value estimated in accordance with SFAS No. 123R. Prior to adoption of SFAS No. 123R, we determined share-based compensation expense by applying the intrinsic value method provided for in APB Opinion No. 25. Share-Based Compensation expense for the years ended December 31, 2008, 2007 and 2006 was $263 thousand, $211 thousand, and $389 thousand or $0.01, $0.01 and $0.03 on a basic and diluted earning per share basis, respectively.

Goodwill and Intangible Assets

The Company follows the provisions of SFAS No. 141, “Business Combinations,” and SFAS No. 142, “Goodwill and Other Intangible Assets,” applicable to business combinations. The Company also follows the provisions of SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets,” applicable to its accounting for impairment of goodwill and intangible assets. In accordance with these standards, goodwill acquired in connection with the acquisition of Remedium was not amortized. However, the identifiable intangible assets acquired in connection with the acquisition of Remedium will be amortized

ENCORIUM GROUP, INC

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – CONTINUED

over their useful lives. Pursuant to SFAS No. 142, Management of the Company must make an assessment of goodwill impairment annually or whenever events or changes in circumstances indicate that the carrying amount may not be fully recoverable. If carrying value exceeds current fair value, then goodwill is considered impaired and is reduced to fair value via a charge to earnings. Management made an assessment of Remedium’s fair value as November 1, 2007, one year from the acquisition date, in order to determine whether the amount of goodwill and related intangible assets acquired had been impaired. As of November 1, 2007, management determined that both goodwill and intangible assets acquired in connection with the acquisition of Remedium were not impaired and that no adjustment to the carrying values was necessary as of that date.

Due to changes in key personnel, adverse market conditions and a significant decrease in the Company’s market capital during the third quarter of 2008, the Company made an interim assessment of Remedium’s fair value as of September 30, 2008 to determine whether the amount of goodwill and the identifiable intangibles acquired in connection with the acquisition of Remedium were impaired. The test for impairment involves a two step process. The first step of impairment testing involves a comparison of the fair value of the reporting unit, in this case Remedium, with its aggregate carrying values, including goodwill and identifiable intangible assets. We determined the fair value of Remedium using a combination of the income approach methodology of valuation, which includes using the discounted cash flow method, and the relative market value approach methodology. The relative market value approach methodology includes the comparison of revenue and income multiples of comparable companies within the industry that the Company operates. If the carrying amount of Remedium exceeds its fair value, we perform the second step of the impairment test to determine the amount of the impairment loss. The second step of the impairment test involves comparing the implied fair value of Remedium’s goodwill and identifiable intangibles with the respective carrying values. As of September 30, 2008, Management was able to complete the first step of the impairment testing, and estimated that the amount of goodwill acquired in connection with the acquisition of Remedium was impaired, necessitating a non-cash impairment charge of $1.86 million in the third quarter of 2008 and reducing the carrying value of goodwill. Management updated its step one analysis and completed the second step of the impairment analysis in accordance with SFAS No. 142 as of November 1, 2008 and, due to the continued deterioration of the underlying comparable companies within the CRO industry as it relates to the market value approach methodology, has determined that an additional non-cash impairment charge of $12.50 million is to be recorded in the fourth quarter of 2008.

Foreign Currency Translation

Assets and liabilities of the Company’s international operations are translated into U.S. dollars at exchange rates in effect on the balance sheet date and equity accounts are translated at historical exchange rates. Revenue and expense items are translated at average exchange rates in effect during the year. Gains or losses from translating foreign currency financial statements are recorded in other comprehensive income. The cumulative translation adjustment increased other comprehensive income by $893 thousand for the year ended December 31, 2008 compared to an increase in other comprehensive income of $150 thousand for the year ended December 31, 2007 and an increase in other comprehensive income of $27 thousand for the year ended December 31, 2006.

Income Taxes

The Company accounts for income taxes in accordance with the provisions of SFAS No. 109, “Accounting for Income Taxes”. SFAS No. 109 requires recognition of deferred tax liabilities and assets for the future expected tax consequences of events that have been included in the financial statements or tax returns.

ENCORIUM GROUP, INC

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – CONTINUED

Under this method deferred tax liabilities and assets are determined based on the difference between the financial statement tax bases of assets and liabilities using enacted tax rates in effect for the year in which the differences are expected to reverse. At December 31, 2008, the Company recorded a full valuation allowance against its net deferred tax assets and net operating loss carry-forwards given that it is more likely than not that the deferred tax asset will not be realized.

The Company adopted the provisions of Financial Interpretation Number 48 “Accounting for Uncertainty in Income Taxes, an interpretation of SFAS 109” (“FIN 48”), on January 1, 2007. The implementation of FIN 48 did not result in any adjustment of the Company’s beginning tax positions. The impact of the Company’s reassessment of its tax positions in accordance with FIN 48 had no material impact on the results of operations, financial condition or liquidity for the years ended December 31, 2008 and 2007. As of December 31, 2008, the Company has unrecognized U.S. federal and state net operating loss carryforwards of approximately $8.8 million and $13.4 million, respectively. These unrecognized United States federal and state net operating loss carryforwards have significantly increased due to the losses incurred to date during 2008. In addition, future changes in the unrecognized tax benefit, will have no impact on the effective tax rate due to the existence of the valuation allowance.

The Company files its tax returns as prescribed by the tax laws of the jurisdiction in which it operates. None of the Company’s tax filings in these jurisdictions are currently under audit. The Company’s policy is to recognize interest and penalties in Other Expense.

Earnings (Loss) Per Share

Earnings (loss) per share is calculated in accordance with SFAS No. 128, “Earnings Per Share.” Basic earnings (loss) per share is computed by dividing net income (loss) for the period by the weighted average number of common shares outstanding during the period. Diluted earnings (loss) per share is computed by dividing net income (loss) by the weighted average number of common shares plus the dilutive effect of warrants and outstanding stock options under the Company’s equity incentive plans. For 2008, 2007 and 2006 diluted net loss per common share is the same as basic net loss per common share, since the effects of potentially dilutive securities are antidilutive.

Supplemental Cash Flow Information

Cash paid for income taxes net of refunds for the years ended December 31, 2008, 2007, and 2006 was $113 thousand, $58 thousand, $0, respectively. Cash paid for interest for the years ended December 31, 2008, 2007, and 2006 was $26 thousand, $12 thousand, and $11 thousand, respectively.

Pensions

The Company contributes to state sponsored pension plans for its internationally based employees. The majority of these state sponsored pension plans are defined contribution plans. The amount of pension expense related to these plans for the years ended December 31, 2008, 2007 and 2006 was $1.7 million, $1.5 million and $200 thousand, respectively.

Recently Issued Accounting Standards

In September 2006, the FASB issued SFAS No. 157, “Fair Value Measurement”. SFAS No. 157 defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles (GAAP), and expands disclosures about fair value measurements. This statement is effective for fiscal years beginning after November 15, 2007, and interim periods within those fiscal years. We have evaluated the impact of SFAS No. 157 and have determined that it did not have a material impact on our consolidated financial statements or results of operations.

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

In February 2007, the FASB issued SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities—Including an amendment of FASB Statement No. 115” (“SFAS No. 159”). SFAS No. 159 permits entities to choose to measure many financial instruments and certain other items at fair value that are not currently required to be measured at fair value. SFAS No. 159 also establishes presentation and disclosure requirements designed to facilitate comparisons between entities that choose different measurement attributes for similar types of assets and liabilities. This statement is effective in the first fiscal year that begins after November 15, 2007. We have evaluated the impact of SFAS No. 159 and have determined that it did not have a material impact on our consolidated financial statements.

In December 2007, the FASB issued SFAS No. 141 (revised 2007), “Business Combinations” (“SFAS 141R”) which replaces SFAS No. 141, Business Combinations. The scope of SFAS 141R is broader than that of SFAS No. 141, which applied only to business combinations in which control was obtained by transferring consideration. SFAS 141R revises accounting and reporting standards for business combinations and applies to all transactions or other events in which an entity obtains control of one or more businesses by transferring consideration as well as combinations achieved without the transfer of consideration. By applying the same method of accounting – the acquisition method – to all transactions and other events in which one entity obtains control over one or more other businesses, this statement is intended to improve the comparability of the information about business combinations provided in financial reports. SFAS 141R applies prospectively to business combinations with an acquisition date on or after the beginning of the first annual reporting period beginning on or after December 15, 2008. We have evaluated the impact of SFAS 141R, and have determined that it will not have a material impact on our consolidated financial statements.

ENCORIUM GROUP, INC

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – CONTINUED

3.	PROPERTY & EQUIPMENT:

	December 31,
	2008	2007
Property & equipment consists of the following:
Equipment	$1,700,486	$1,732,317
Furniture & fixtures	472,049	540,347
Leasehold improvements	1,177,856	1,016,581
Equipment under capital lease	1,075,235	891,920

Total Property and Equipment	4,425,626	4,181,165

Accumulated depreciation	(3,213,697)	(2,887,549)

Property and equipment, net	$1,211,929	$1,293,616

The Company purchased $334 thousand of additional equipment in 2008. There was a decrease in net book value of European assets due to foreign exchange rate differences totaling $11 thousand.

4.	INCOME TAXES:

	Year Ended December 31,
	2008	2007	2006
Net (loss) income before taxes:
United States	$(5,686,248)	$(2,422,851)	$312,293
Foreign	(15,490,899)	(860,847)	(787,887)

	$(21,177,147)	$(3,283,698)	$(475,594)

The components of the income tax provision (benefit) are as follows:

	Year Ended December 31,
	2008	2007	2006
Current:
Federal	$—	$—	$—
Foreign	194,463	69,443	18,817
State	—	—	—

	$194,463	$69,443	$18,817

Deferred:
Federal	$—	$—	—
Foreign	(298,134)	(601,714)	—
State	—	—	—

Total Company	$(103,671)	$(532,271)	$18,817

ENCORIUM GROUP, INC

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – CONTINUED

The federal statutory income tax rate is reconciled to the effective income tax rate as follows:

	Year Ended December 31,
	2008	2007	2006
Federal statutory rate	(34.0)%	(34.0)%	(34.0)%
Change in valuation allowance	34.0%	34.0%	34.0%
Other	.5%	(16.2)%	4.0%

	.5%	(16.2)%	4.0%

The components of the net current and long-term deferred tax assets and liabilities, measured under SFAS No. 109, are as follows:

	Year Ended December 31,
	2008	2007	2006
Deferred Tax Asset
Net operating loss carryforward	$3,473,321	$2,035,000	$800,000
Depreciation	—	—	—
Accrual	36,909	8,104	—
Total deferred tax assets	3,510,230	2,035,000	800,000

Valuation allowance	(3,473,321)	(2,035,000)	(800,000)

Net deferred tax asset	$36,909	$8,104	—

Deferred tax liabilities
Amortization of Intangibles	970,714	1,093,255	1,697,724
Accrual	104,441	77,900	19,502
Other	28,222	21,828	—

Net deferred tax liability	$1,103,377	$1,192,983	$1,717,226

A deferred tax liability was recognized related to the acquisition of Remedium Oy for the difference between the assigned value of the intangible assets acquired and the tax basis of the intangible assets acquired. A tax rate of 26% was utilized to establish the deferred tax liability which is the current prevailing corporate income tax rate in Finland.

At December 31, 2008, the Company had federal net operating loss (NOL) carryforwards of approximately $8.8 million, the majority of which will expire, if not utilized, between fiscal 2025 and 2028. The Company had state NOL carryforwards of approximately $13.4 million, the majority of which will expire between 2015 and 2018. As of December 31, 2008, the Company had $1.3 million of foreign net operating loss carryforwards. These net operating loss carryforwards have begun to expire and will continue to expire through 2015.

ENCORIUM GROUP, INC

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – CONTINUED

Deferred income taxes reflect the net tax effect of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amount used for income tax purposes. Due to the Company’s recent loss history, and uncertainty regarding the realization of deferred tax assets, a full valuation allowance has been provided against deferred tax assets directly related to net loss carryforwards as of December 31, 2008. The utilization of federal net operating loss carryforwards is subject to annual limitations in accordance with Section 382 of the Internal Revenue code. Certain state carryforward net operating losses are also subject to annual limitations. The Company also has certain net operating loss carryforwards in foreign jurisdictions which also have been fully reserved. As of December 31, 2008, the Company believes that there are no significant uncertain tax positions, and no amounts have been recorded as interest and penalties. The Company does not anticipate any events that would require it to record a liability related to any uncertain tax position as prescribed by FIN 48.

The Company files its tax returns as prescribed by the tax laws of the jurisdiction in which it operates. With the exception of the U.S., none of the Company’s tax filings in these jurisdictions are currently under audit. The Company’s policy is to recognize interest and penalties in Other Expense.

5.	LINE OF CREDIT:

The Company has two significant lines of credit for its European operations. The first credit facility amounting to $705 thousand is with Svenska Handelsbanken AB with interest charged at Handlesbanken Avista +0.9%, which at year-end was approximately 1.8%. The second significant line of credit amounting to $423 thousand is with Okopankki Oyj with interest charged at 1 month euribor +1.0%, which at year end was approximately 3.5%. None of the combined facility was used at year-end. Commitments by the banks generally expire one year from the date of the agreement and are generally renewed. (Amounts were converted based on an exchange rate of 1.00 EUR ~ 1.4097 USD)

6.	EARNINGS (LOSS) PER SHARE:

Earnings (loss) per share is calculated in accordance with SFAS No. 128, “Earnings Per Share”. Basic earnings (loss) per share is computed by dividing net income (loss) for the period by the weighted average number of common shares outstanding during the period. Diluted earnings (loss) per share is computed by dividing net income (loss) by the weighted average number of common shares plus the dilutive effect of outstanding stock options under the Company’s equity incentive plans. For 2008, 2007 and 2006, diluted net loss per common share is the same as basic net loss per share, since the effects of potentially dilutive securities are anitdilutive. Stock options outstanding that are not included in the table below because of their anti-dilutive effect for the year ended December 31, 2008 were 954,083, for the year ended December 31, 2007 were 1,091,733 and for the year ended December 31, 2006 were 1,130,550.

ENCORIUM GROUP, INC

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – CONTINUED

The net loss and weighted average common and common equivalent shares outstanding for purposes of calculating net loss per common share were computed as follows:

	Year Ended December 31,
	2008	2007	2006
Net Loss	$(21,073,476)	$(2,751,427)	$(494,411)

Weighted average number of common shares outstanding used in computing basic earnings per share	20,589,364	19,167,022	13,990,321
Dilutive effect of stock options outstanding	—	—	—
Weighted average shares used in computing diluted earnings per share	20,589,364	19,167,022	13,990,321

Basic loss per share	$(1.02)	$(0.14)	$(0.04)
Diluted loss per share	$(1.02)	$(0.14)	$(0.04)

7.	STOCKHOLDERS’ EQUITY:

Treasury Stock

In October 2008 the Company approved a stock repurchase program in an amount of up to $250,000. During the three months ended December 31, 2008, the Company purchased 79,257 shares of Common Stock at an average price of $0.36 per share in open market transactions. There were 310,121 common shares in treasury as of December 31, 2008. The shares are valued using the cost method of accounting for treasury stock.

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

ENCORIUM GROUP, INC

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – CONTINUED

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

	Year Ended December 31,
	2008	2007	2006
Risk-free interest rate	2.05% - 3.63%	4.01% - 4.81%	4.53% - 5.16%
Expected dividend yield	—	—	—
Expected life	7 years	7 years	4 years
Weighted average volatility	68%	63%	55%
Expected volatility	50% - 71%	61% - 64%	53% - 63%

Based upon the above assumptions, the weighted average fair value of the stock options granted for the years ended December 31, 2008, 2007 and 2006 was $0.58, $2.45, and $1.34, respectively.

ENCORIUM GROUP, INC

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – CONTINUED

A summary of award activity under the stock option plans as of December 31, 2008 and changes during the three prior years are presented below:

	Number of Shares	Range of Exercise Prices per Share	Weighted Average Exercise Price per Share	Intrinsic Value	Share Price @ 12/31/08
Options outstanding at December 31, 2005	1,362,873	$1.94 - 4.49	$2.50
Granted	71,250	2.02 - 3.14	2.81
Exercised	(110,316)	2.23 - 2.90	2.78
Canceled	(193,257)	1.94 - 3.19	2.31
Options outstanding at December 31, 2006	1,130,550	$2.02 - 4.49	$2.53
Granted	173,166	2.67 - 6.08	3.74
Exercised	(125,650)	2.17 - 3.17	2.72
Canceled	(86,333)	2.02 - 4.49	3.20
Options outstanding at December 31, 2007	1,091,733	$2.05 - 6.08	$2.64	$(2,587,407)	$0.27
Granted	754,250	.24 - 1.90	0.40	(100,573)	0.27
Exercised	—	—	—	—	0.27
Canceled	(891,900)	2.17 - 3.92	2.49	1,981,552	0.27
Options outstanding at December 31, 2008	954,083	$0.24 - 6.08	$1.02	$(711,146)	$0.27
Vested options outstanding at:
December 31, 2008	104,223	$2.05 - 6.08	$2.98	$(282,580)	$0.27
Non-vested options outstanding at:
December 31, 2008	849,860	$0.24 - 6.08	$0.77	$(428,566)	$0.27

Approximately 256,960 options, net of forfeitures, of the 849,860 non-vested options outstanding as of December 31, 2008 will vest within the next year.

As of December 31, 2008, there was $465 thousand of total unrecognized compensation cost related to unvested share-based compensation awards granted under the stock option plans. That cost is expected to be recognized over a weighted-average period of 2.3 years. The Company has a policy of issuing new shares to satisfy share option exercises.

ENCORIUM GROUP, INC

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – CONTINUED

The following table summarizes information regarding stock options outstanding at December 31, 2008:

Options Outstanding
Range of Exercise Prices	Number Outstanding At December 31, 2008	Weighted Average Remaining Contractual Life in Years	Average Exercise Price Per Share
$0.01-$0.50	699,250	9.83	$0.29
1.51-2.00	55,000	9.28	1.79
2.01-2.50	59,167	1.12	2.33
2.51-3.00	87,666	8.28	2.67
3.01-3.50	500	2.73	3.02
3.51-4.00	5,000	8.26	3.51
4.01-4.50	7,500	8.16	4.10
$6.00-$6.50	40,000	8.07	6.08

	954,083	9.02	$1.02

Options Exercisable
Range of Exercise Prices	Number of Shares Expected to Vest	Weighted Average Remaining Contractual Life in Years	Weighted Average Exercise Price Per Share
$0.01-$0.50	—	—	$0.00
1.51-2.00	—	—	—
2.01-2.50	53,167	1.06	2.33
2.51-3.00	33,222	7.32	2.66
3.01-3.50	334	2.73	3.02
3.51-4.00	1,667	8.26	3.51
4.01-4.50	2,500	8.16	4.10
$6.00-$6.50	13,333	8.07	6.08

	104,223	4.24	$2.98

As of December 31, 2008, there were 942,532 stock options available for grant under our stock option plans. A summary of stock options expected to vest in the next twelve months, net of forfeitures, are as follows:

Options Expected To Vest Within 1 Year
Range of Exercise Prices	Number of Shares Expected to Vest	Weighted Average Remaining Contractual Life in Years	Weighted Average Exercise Price Per Share
$0.01-$0.50	198,121	9.83	$0.29
1.51-2.00	15,583	9.28	1.79
2.01-2.50	5,100	1.62	2.27
2.51-3.00	23,139	8.87	2.67
3.01-3.50	141	2.73	3.02
3.51-4.00	1,417	8.26	3.51
4.01-4.50	2.125	8.16	4.10
$6.00-$6.50	11,334	8.07	6.08

	256,960	9.45	$0.94

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

For the years ended December 31, 2008, 2007 and 2006, the adoption of SFAS No. 123R resulted in incremental stock-based compensation expense of $263 thousand, $211 thousand and $389 thousand, or $0.01, $0.01 and $0.03 on a basic and diluted earning per share basis, respectively. The adoption of SFAS No. 123R did not have a net impact on cash flows from operating, investing or financing activities. A deduction is not allowed for income tax purposes until the options are exercised. The amount of the income tax deduction will be the difference between the fair value of the Company’s common stock and the exercise price at the date of exercise. The tax effect of the income tax deduction in excess of the financial statement expense will be recorded as an increase in additional paid-in-capital. Accordingly, SFAS No. 123R requires the recognition of a deferred tax asset for the tax effect of the financial statement expense recorded. However, due to our recent loss history, and uncertainty regarding the realization of deferred tax assets, deferred tax assets have been fully reserved as of December 31, 2008. The net operating losses incurred to date by the Company are being carried forward and may be applied against future taxable income subject to certain limitations set forth in Section 382 of the Internal Revenue Code.

9.	EMPLOYEE BENEFIT PLAN:

The Company sponsors a 401(k) retirement savings plan that is available to substantially all its U.S. based full-time employees who elect to participate. Effective August 1, 2006, the Company began providing a discretionary matching contribution equal to 100% on the first 2% of the participant’s compensation (excluding bonus payments). In 2008, 2007 and 2006 company matching contributions were $77 thousand, $78 thousand and $52 thousand, respectively. Matching contributions are determined each payroll period. The matching contribution is credited to the participant using a graded vesting schedule with six or more years of service required to become fully vested. The method for crediting vesting service is the plan year.

ENCORIUM GROUP, INC

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – CONTINUED

The Company contributes to state sponsored pension plans for its internationally based employees. The majority of these state sponsored pension plans are defined contribution plans. The amount of pension expense related to these plans as of December 31, 2008 and 2007 were $1.7 million and $1.5 million, respectively.

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

The following table summarizes the distribution of net revenue and contracts with significant clients:

	Year Ended December 31,
	2008		2007		2006
	Percentage of Revenues	Number of Contracts	Percentage of Revenues	Number of Contracts	Percentage of Revenues	Number of Contracts
Client A	10%	4	15%	2	22%	10
Client B	10%	8	12%	8	18%	2
Client C	9%	1	11%	12	11%	1

Top Clients	29%	13	38%	22	51%	13

Client A, B, and C in the table above represent the three largest clients for 2008, but do not necessarily represent the same client for each year shown.

The significant clients above represented 11% and 21%, respectively, of the balance of cost and estimated earnings in excess of related billings on uncompleted contracts at December 31, 2008 and 2007.

The following table summarizes the distribution of net revenues from external clients by geographical region for the years ended December 31, 2008, 2007, and 2006.

	Year Ended December 31,
	2008	2007	2006
U.S.	$7,946,595	$11,557,135	$12,331,574
Finland	13,551,371	12,017,867	2,067,010
Other Europe	8,743,923	8,075,080	927,238

Total	$30,241,899	$31,650,082	$15,325,822

The following table summarizes the distribution of the Company’s long lived assets by geographical region as of December 31, 2008 and 2007.

	2008	2007
U.S.	$881,666	$1,035,025
Europe	5,430,049	19,851,715

Total	$6,311,715	$20,886,740

ENCORIUM GROUP, INC

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – CONTINUED

11.	CAPITAL AND OPERATING LEASE COMMITMENTS:

In October 2008, we entered into a financing agreement for application software to be used in our European operations. This financing agreement is being accounted for as a capital lease obligation. The present value of the capital lease obligation and the corresponding asset value of the software acquired was $142 thousand. In August 2007, we entered into a lease agreement for several pieces of office equipment that is being accounted for as a capital lease obligation. This lease was recorded as an asset and in general was for peripheral office equipment. The present value of the capital lease obligation and the corresponding asset value of the equipment acquired was $151 thousand. We did not enter into any capital lease obligations in 2006.

The amount of leased equipment accounted for as a capital lease at December 31, 2008 totaled $293 thousand with associated accumulated amortization of $62 thousand.

Future minimum lease payments on capital lease obligations at December 31, 2008 are as follows:

For the year ending December 31:
2009	$90,220
2010	90,220
2011	90,220
2012	26,838

Total	297,498
Less amount representing interest	(35,276)

Present value of capital lease payments	$262,222

We are committed under a number of non-cancelable operating leases, primarily related to office space and other office equipment. Total lease expense was $2.1 million for the year ended December 31, 2008, $2.2 million for the year ended December 31, 2007, and $1.1 million for the year ended December 31, 2006.

Future minimum lease payments on operating lease obligations at December 31, 2008, are as follows:

	Total	1 Year	2-3 Years	4-5 Years	> 5 Years
Operating leases	$8,881,405	$2,257,698	$3,378,942	$2,508,052	$736,714

12.	OTHER LIABILITIES

As of January 1, 2003, the Company increased by approximately 12,700 to 34,000 the amount of square feet under lease for its corporate office located in Wayne, Pennsylvania. The term of the lease was also extended to November 30, 2009 and monthly lease payments increased from $50 thousand to $72 thousand. As an incentive for the Company to acquire the additional space, the lessor granted the Company $814 thousand in lease incentives that were used to pay for architectural fees, renovations and improvement costs for the new space. The lease incentives were capitalized as if the Company incurred the costs to make the improvements and are included in Property and Equipment. These assets and the related liability are amortized over the remaining life of the lease at a rate of approximately $116 thousand per year as an additional amortization expense and a reduction in rent expense, respectively. The accounting for these lease incentives has no impact on net income, stockholders’ equity or cash flow. In October 2008, the Company extended the lease term to December 31, 2014 from November 30, 2009. The extension of the lease has no impact on the amount or period over which the assets are being amortized.

ENCORIUM GROUP, INC

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – CONTINUED

13.	QUARTERLY FINANCIAL DATA (UNAUDITED):

2008
	For the Quarter Ended
	31-Mar	30-Jun	30-Sep	31-Dec	Total
Net Revenues	$7,483,606	$8,262,478	$7,438,000	$7,057,805	$30,241,889
Loss From Operations	(2,174,213)	(1,465,231)	(3,904,692)	13,734,089	(21,278,225)
Net Loss	$(2,007,380)	$(1,445,451)	$(3,881,352)	$(13,739,293)	$(21,073,476)

Net Loss Per Common Share
Basic	$(0.10)	$(0.07)	$(0.19)	$(0.66)	$(1.02)
Diluted	$(0.10)	$(0.07)	$(0.19)	$(0.66)	$(1.02)

2007
	For the Quarter Ended
	31-Mar	30-Jun	30-Sep	31-Dec	Total
Net Revenue	$8,811,346	$7,332,431	$7,187,322	$8,318,983	$31,650,082
Income (Loss) From Operations	95,873	(1,088,152)	(1,527,486)	(1,048,674)	(3,568,439)
Net Income (Loss)	$108,733	$(846,990)	$(1,281,007)	$(732,163)	$(2,751,427)

Net Income (Loss) Per Common Share
Basic	$0.01	$(0.04)	$(0.06)	$(0.04)	$0.14)
Diluted	$0.01	$(0.04)	$(0.06)	$(0.04)	$(0.14)

14.	COMMITMENTS AND CONTINGENCIES:

In 2006, we entered into an employment agreement with one of our officers that calls for specified minimum annual compensation of $275,000 per year over a three-year period and includes provisions for continuation of salary upon termination as defined in the agreement. This agreement will expire on November 1, 2009. In November 2007, we entered into an employment agreement with another officer that calls for specific minimum annual compensation of $275,000 per year, and includes a provision for continuation of salary as defined in that agreement. In December 2008, we entered into an employment agreement with another one of our officers that calls for specified minimum annual compensation of $316,000 per year over a three-year period and includes provisions for continuation of salary upon termination as defined in the agreement.

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

	Payments due by period
Contractual Obligations	Total	1 Year	2-3 Years	4-5 Years	>5 years
Service Agreements	$596,904	$596,904	$—	$—	$—

ENCORIUM GROUP, INC

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – CONTINUED

15.	ACQUISITION OF REMEDIUM OY

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

The Company followed the provisions of SFAS No. 141, “Business Combinations,” and SFAS No. 142, “Goodwill and Other Intangible Assets,” applicable to business combinations. The amount of Goodwill that resulted from the Remedium acquisition, including deferred taxes of $1,697,724, was $15,388,299. In accordance with SFAS No. 141 “Business Combinations,” the amount of goodwill resulting from the Remedium acquisition was determined as the excess of cost over the fair values of acquired net assets. In accordance with these standards, goodwill acquired in connection with the acquisition of Remedium was not amortized. Pursuant to SFAS No. 142, Management of the Company must make an assessment of goodwill impairment annually or whenever events or changes in circumstances indicate that the carrying amount may not be fully recoverable. If carrying value exceeds current fair value, then goodwill is considered impaired and is reduced to fair value via a charge to earnings. Management made an assessment of Remedium’s fair value as November 1, 2007, one year from the acquisition date, in order to determine whether the amount of goodwill and related intangible assets acquired had been impaired. As of November 1, 2007, management determined that both goodwill and intangible assets acquired in connection with the acquisition of Remedium were not impaired and that no adjustment to the carrying values was necessary as of that date.

Due to changes in key personnel, adverse market conditions and a significant decrease in the Company’s market capital during the third quarter of 2008, the Company made an interim assessment of Remedium’s fair value as of September 30, 2008 to determine whether the amount of goodwill and the identifiable intangibles acquired in connection with the acquisition of Remedium were impaired. The test for impairment involves a two step process. The first step of impairment testing involves a comparison of the fair value of the reporting unit, in this case Remedium, with its aggregate carrying value, including goodwill and identifiable intangible assets. We determined the fair value of Remedium using a combination of the income approach methodology of valuation, which includes the discounted cash flow method, and the relative market value approach methodology. The relative market value approach methodology includes the comparison of revenue and income multiples of comparable companies within the industry that the Company operates. If the carrying amount of Remedium exceeds its fair value, we perform the second step of the impairment test to determine the amount of the impairment loss. The second step of the impairment test involves comparing the implied fair value of Remedium’s goodwill and identifiable intangibles with the respective carrying values. As of September 30, 2008, Management was able to complete the first step of the impairment testing, and estimated that the amount of goodwill acquired in connection with the acquisition of Remedium was impaired, necessitating a non-cash impairment charge of $1.86 million in the third quarter of 2008 and reducing the carrying value of goodwill. Management updated its step one analysis and completed the second step of the impairment analysis in accordance with SFAS No. 142 as of November 1, 2008 and, due to the continued deterioration of the underlying comparable companies within the CRO industry as it relates to the market value approach methodology, has determined that an additional non-cash impairment charge of $12.50 million is to be recorded in the fourth quarter of 2008.

ENCORIUM GROUP, INC

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – CONTINUED

The Company also acquired $6.5 million of unidentifiable intangible assets in connection with the Remedium acquisition. Of the $6.5 million of acquired intangible assets, $3.9 million was attributed to customer relationships, $2.6 million was attributable to backlog and $53 thousand was attributable to a non-compete agreement. All of these intangibles are subject to amortization on a straight-line basis. The estimated useful lives for customer relationships, backlog and non-compete agreement are 16 years, 18 months and 4 years, respectively. Amortization expense for the years ended December 31, 2008 and 2007 was $1.1 million and $2 million, respectively. As of December 31, 2008, estimated amortization of intangibles for the five fiscal years subsequent to December 31, 2008 is as follows:

2009	282,733
2010	260,266
2011	267,931
2012	267,931
2013	267,931

The following table summarizes the changes in the Company’s goodwill for the years ended December 31, 2006, 2007 and 2008:

Purchase goodwill related to the Remedium Oy Acquisition	$15,372,540
Goodwill at December 31, 2006	15,372,540
Additional purchase consideration	15,759

Goodwill at December 31, 2007	$15,388,299

Impairment of goodwill	(14,391,992)

Translation adjustment	369,962

Goodwill at December 31, 2008	$1,366,269

17.	COMMON STOCK AND WARRANTS

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

ENCORIUM GROUP, INC.

Dated: April 24, 2009

By:	/s/ Dr. David Ginsberg, D.O.
Dr. David Ginsberg, D.O. President and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Dated: April 24, 2009

By:	/s/ Dr. David Ginsberg, D.O.
Dr. David Ginsberg, D.O., President and Chief Executive Officer (Principal Executive Officer)

Dated: April 24, 2009

By:	/s/ Philip L. Calamia
Philip L. Calamia Interim Chief Financial Officer (Principal Accounting Officer)

Dated: April 24, 2009

By:	/s/ Dr. Kai Lindevall, M.D., Ph.D
Dr. Kai Lindevall, M.D., Ph.D. Executive Chairman and President, Europe and Asia

Dated: April 24, 2009

By:	/s/ David Morra
David Morra Director

Dated: April 24, 2009

By	/s/ Petri Manninen
Petri Manninen Director

Dated: April 24, 2009

By:	/s/ Jyrki Mattila
Jyrki Mattila Director

Dated: April 24, 2009

By:	/s/ Shahab Fatheazam
Shahab Fatheazam Director

S-1

Schedule II

ENCORIUM GROUP, INC.

FINANCIAL STATEMENT SCHEDULE

VALUATION AND QUALIFYING ACCOUNTS

(IN THOUSANDS)

DESCRIPTION	BALANCE AT BEGINNING OF PERIOD	ADDITIONS CHARGED TO COSTS AND EXPENSES	DEDUCTIONS	BALANCE AT END OF PERIOD
YEAR ENDED DECEMBER 31, 2008 Allowance for doubtful accounts	$97	$—	$—	$97

YEAR ENDED DECEMBER 31, 2007 Allowance for doubtful accounts	$97	$—	$—	$97

YEAR ENDED DECEMBER 31, 2006 Allowance for doubtful accounts	$35	$62	$—	$97

Schedule II

ENCORIUM GROUP, INC

EXHIBIT INDEX

Exhibit	Description
10.24	Lease between Encorium Oy and Mutual Pension Insurance Company Etera effective October 1, 2008.

10.25	Letter Agreement with Linda Nardone dated November 12, 2007.

21	Subsidiaries of the Registrant.

23	Consent of Deloitte & Touche LLP.

31.1	Certification of Chief Executive Officer required by Rule 13a-14(a) or Rule 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer required by Rule 13a-14(a) or Rule 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification pursuant to 18 U.S.C. § 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification pursuant to 18 U.S.C. § 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.