Form 10-K/A
period 2008-12-31
ENCORIUM GROUP INC
filed 2009-04-30
CIK 856569

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

Yes  ☐    No  ☒

As of April 29, 2009, the aggregate market value of the registrant’s common stock held by non-affiliates of the registrant was $3,537,092 based on the closing sale price as reported on the National Association of Securities Dealers Automated Quotation System Market System.

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at March 31, 2009
Common Stock, $.001 par value per share	20,523,883*

*	Does not include 310,121 shares which are held in treasury.

DOCUMENTS INCORPORATED BY REFERENCE

None

EXPLANATORY NOTE

This Amendment No. 1 on Form 10-K/A (this “Amendment No. 1”) amends our annual report on Form 10-K for the year ended December 31, 2008 (our “2008 10-K”), originally filed with the Securities and Exchange Commission on April 27, 2009. As permitted by General Instruction (G)(3) of Form 10-K, we did not include the information required by Part III of Form 10-K in our 2008 10-K. In accordance with General Instruction (G)(3) of Form 10-K, this Amendment No. 1 is being filed to include the information required by Part III of Form 10-K.

Except as otherwise specifically indicated herein, this Amendment No. 1 does not reflect events occurring after the April 27, 2009 filing of our 2008 10-K and does not modify or update the disclosures set forth in our 2008 10-K, including the financial statements and notes to financial statements set forth in our 2008 10-K. We direct you to our filings with the Securities and Exchange Commission made subsequent to April 27, 2009 for additional information on events subsequent to April 27, 2009.

i

PART III

ITEM 10.	DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Executive Officers

Executive officers serve at the discretion of the board of directors and serve until their successors have been duly elected and qualified or until their earlier resignation or removal. The executive officers of the Company are:

Name	Age	Position(s) Held With Company
David Ginsberg, D.O.	61	President and Chief Operating Officer
Kai Lindevall, M.D., Ph.D.	58	President, European and Asian Operations, Chairman of the Board
Philip L. Calamia	46	Interim Chief Financial Officer
Linda Nardone, Ph.D., RAC	62	Executive Vice President and Chief Operating Officer

•

David Ginsberg, D.O. has been President and Chief Executive Officer of Encorium Group, Inc. since September 9, 2008. Dr. Ginsberg has over 25 years of executive experience within the biopharmaceutical industry. Dr. Ginsberg served as a consultant to the Company from 2007 to 2008. From 2006 to 2008 Mr. Ginsberg was the Vice President of Medical Affairs and Clinical Affairs for KV Pharmaceuticals, a NYSE specialty pharmaceutical company that develops, manufactures, acquires and markets technology-differentiated branded products and prescription pharmaceuticals. Previously from 2002 to 2006 Mr. Ginsberg was the Chief Medical Officer and Senior Vice President of Omnicare Clinical Research, a leading Phase I to IV contract research organization serving the biopharmaceutical and medical device industries, and from 2000 to 2002 Chief Executive Officer and President of Omnicomm Systems, a Nasdaq company that is dedicated to helping the world’s pharmaceutical, biotechnology, CROs, research and medical device organizations to maximize the value of their clinical research investments through the use of innovative and progressive technologies. Dr. Ginsberg has significant experience in the medical safety and pharmacovigilance fields and has been a principal investigator in several hundred clinical trials in a wide variety of indications. Dr. Ginsberg has authored numerous publications, including “The Investigator’s Guide to Clinical Research” and “How to Become a Successful Clinical Investigator.” Dr. Ginsberg received his D.O. from Philadelphia College of Osteopathic Medicine and his B.A. Degree from Temple University.

•

Kai Lindevall, M.D., Ph.D. has been President of European and Asian Operations since September 9, 2008. From February 21, 2008 to September 9, 2008 Dr. Lindevall served as Chief Operating Officer and prior to that served as President, European and Asian operations of the Company from the Company’s acquisition of Encorium Oy (formerly Remedium Oy) on November 1, 2006. Dr. Lindevall is the co-founder of Encorium Oy and, since 2002, Dr. Lindevall has served as President and Chief Executive Officer of Encorium Oy. He has also been Medical Director of Encorium Oy since its inception. Since October 2004, Dr. Lindevall has also served as Chairman of the Board of Encorium Oy. Dr. Lindevall previously served as Managing Director of Encorium Oy from its inception to 2002. Dr. Lindevall is also Co-Founder of Ipsat Therapies Oy/Ltd., a Finnish biotechnology company developing its proprietary IPSATTM (“Intestinal Protection System in Antibiotic Treatment”) family of products for the prevention of hospital infections and antibiotic resistance. From October 2002 until February 2005, Dr. Lindevall served as Chairman of the Board of Ipsat Therapies and from March 2005 until March 2006 served as member of its Board of Directors. Dr. Lindevall has a Ph.D. in Pharmacology and an M.D. from the University of Tampere in Finland.

•

Philip L. Calamia is a partner of the consultancy firm Candor Partners (formerly known as PVG Corporation) and has served as Interim Chief Financial Officer of the Company since May, 2008. Mr. Calamia has been a consultant since September 2005. Prior to joining Candor, from May 2003 to September 2005, Mr. Calamia served as Chief Financial Officer of Management Recruiters, International, Inc., a global leader in the staffing solutions business, and a subsidiary of CDI Corp., a NYSE company. From September 2002 to May 2003, Mr. Calamia was the Chief Financial Officer for Maxwell Systems, the leading provider in back office software for the construction and trade industry. Previously, Mr. Calamia also served in a number of financial management roles for US Interactive, a publicly traded professional services firm specializing in software and Internet based solutions. Mr. Calamia holds a Bachelor of Arts in Economics from East Stroudsburg University and is a Certified Public Accountant licensed in Pennsylvania (inactive status).

•

Linda Nardone, Ph.D., RAC joined the Company on November 12, 2007 as Executive Vice President and Chief Operating Officer. From October 2005 to November 2007, Dr. Nardone served as a General Manager with Zila, Inc., a publicly traded specialty pharmaceutical company focused on the prevention, detection and treatment of oral diseases. From May 1999 to October 2005, Dr. Nardone served as Vice President, Clinical and Regulatory Affairs and Quality of Elusys Therapeutics, Inc., a privately-held biopharmaceutical company focused on the development of antibody-based therapies for the treatment of infectious disease. Dr. Nardone has a Ph.D. in Physiology from Pennsylvania State University and a B.S. in Science from Fairleigh Dickinson University. Additionally, she obtained Regulatory Affairs Certification via the Regulatory Affairs Professional Society Examination.

Directors

The board of directors has determined that each of Messrs. Fatheazam, Mattila and Morra are independent as defined by the Nasdaq listing standards and SEC rules and regulations.

Name	Age	Director Since	Principal Occupation
Kai Lindevall, M.D., Ph.D.	58	2006	Executive Chairman, President, Europe and Asia
Shahab Fatheazam	58	2008	Managing Director and head of the U.S. healthcare practice of GCA Savvian
Petri Manninen	39	2006	Owner of Lakiasiaintoimisto Lakituki Oy, a legal services firm in Finland
Jyrki Mattila, M.D., Ph.D.	54	2006	Executive Director, Vice-President of Business Development, R&D and Technical Operations of Auxilium Pharmaceuticals, Inc.
David Morra	53	2008	Managing Director of Union Partners, LLC

•	Kai Lindevall, M.D., Ph.D. Dr. Lindevall’s biographical information appears above under the caption “Executive Officers.”

•	Shahab Fatheazam has served as a director of the Company since November 2008.

Mr. Fatheazam is currently a Managing Director and head of the U.S. healthcare practice of GCA Savvian, a leading international investment banking advisory firm. Mr. Fatheazam joined GCA Savvian in 2004 from Vector Securities, a premier healthcare specialty firm, where he was a partner. Prior to helping to form Vector Securities, he was co-head of Paine Webber’s Lifescience Division. He began his career on Wall Street with Kidder, Peabody & Co, where, in 1980, he became a partner and senior executive in Kidder’s international corporate finance unit. Mr. Fatheazam holds a BA and MA from Cambridge University in England and an MBA from Columbia University. Mr. Fatheazam sits on the boards of two non-public biotechnology companies and is a Trustee at Chicago University’s Harris School. He is a member of the Economics Club in Chicago.

•

Petri Manninen, LL.M. has been a director of the Company since the Company’s acquisition of Encorium Oy (formerly Remedium Oy) on November 1, 2006. Mr. Manninen has 7 years of experience from CRO industry by serving as a director of the Board of Encorium Oy and its subsidiaries. Mr. Manninen has served as a lawyer with Lakiasiaintoimisto Lakituki Oy, a Finnish based law firm, since December 1999. Since December 1994, Mr. Manninen has also served as the secretary and treasurer of Paavo Nurmi Foundation, a non-profit organization supporting research in the field of cardiovascular diseases. Mr. Manninen has 12 years of experience in the practice of law and tax consulting. He has published several books and articles in Finnish and foreign law reviews. Mr. Manninen has a Master of Laws Degree from the University of Helsinki and an LL.M. in European Community Law from the University of Leiden in The Netherlands.

•

Jyrki Mattila, M.D., Ph.D. has been a director of the Company since the Company’s acquisition of Encorium Oy (formerly Remedium Oy) on November 1, 2006. Dr. Mattila has served as Executive Vice President, Business Development of Auxilium Pharmaceuticals, Inc. since August 2003. From 1990 to July 2003, Dr. Mattila served in a variety of positions at Orion Pharma, the pharmaceutical division of the Orion Group, a Finnish company specializing in healthcare products. He served as President of Orion Pharma from 1996 to 2002 and as its Senior Vice President of Business Development from 1990 to 1995. Dr. Mattila holds an M.D. and Ph.D. in Pharmacology from the University of Helsinki Medical School, and an M.B.A. from the Helsinki School of Economics and Business Administration.

•

David Morra has been as a director of the Company since September 2008. Mr. Morra is a Managing Director of Union Partners, LLC, a private equity and performance acceleration firm. In this capacity, he provides executive oversight for consulting engagements and acquisition activities for targeted companies. Previously, Mr. Morra served as Chief Executive Officer of Omnicare Clinical Research, Inc. During his five and one half year tenure at Omnicare, the Company grew to 1300 employees operating in 30 countries, including its first ventures in India and China. Mr. Morra was also an officer of Omnicare Clinical Research’s parent company, Omnicare, Inc., a NYSE fortune 500 company which is the leading provider of pharmaceutical care for seniors in the United States. Prior to Omnicare, Mr. Morra spent 22 years in the pharmaceutical and medical imaging industries in sales, marketing and general management positions. Mr. Morra earned a B.S. Degree from Providence College in 1977 and a Management Certificate from Wharton in 1991.

Audit Committee

The board of directors has a separately-designated standing Audit Committee established in accordance with Section 3(a)(58)(A) of the Exchange Act. The Audit Committee operates under a charter which was adopted by the board of directors. This charter is posted in the Investor Relations section of the Company’s website at www.encorium.com.

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

The current members of the Audit Committee are David Morra and Jyrki Mattila. Christopher F. Meshginpoosh and Scott M. Jenkins were members of the Audit Committee until their resignations from the Board on September 5, 2008 and Paul J. Schmitt was a member of the Audit Committee until his resignation on July 16, 2008. Prior to his resignation on September 5, 2008, Mr. Meshginpoosh served as the Chairman of the Audit Committee. The Board had determined that Mr. Meshginpoosh was an “audit committee financial expert” as defined in applicable rules of the SEC under the Sarbanes-Oxley Act of 2002. The Board has not replaced the vacancy created by Mr. Meshginpoosh and, as such, the Audit Committee does not currently have an “audit committee financial expert.”

The board of directors has determined that each current member of the Audit Committee is “independent” as defined in the Securities Exchange Act of 1934, as amended, and applicable rules of The Nasdaq Stock Market and the SEC rules and regulations. The Audit Committee met 3 times in 2008.

Section 16(a) Beneficial Ownership Reporting Compliance

Section 16(a) of the Securities Exchange Act of 1934 requires the Company’s executive officers and directors to file initial reports of ownership and reports of change of ownership with the SEC. Executive officers and directors are required by SEC regulations to furnish the Company with copies of all Section 16(a) forms they file. Based solely upon a review of copies of reports furnished to the Company during the fiscal year ended December 31, 2008, all executive officers and directors were in compliance, except that the following were filed late: Shahab Fatheazam’s Form 4 filed with the Securities and Exchange Commission on November 7, 2008, David Morra’s Form 3 filed on October 10, 2008, and Philip L. Calamia’s Form 3 filed on December 9, 2008.

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

ITEM 11. EXECUTIVE	COMPENSATION

Summary Compensation Table

Name and Principal Position	Year	Salary		Bonus		Option Awards		All Other Compensation		Total
Dr. David Ginsberg	2008	$151,743.61	(1)	—		$28,693	(5)	—		$180,436
Chief Executive Officer	2007	$18,000	(1)	—		$1,210		—		$19,121

Dr. Kai Lindevall,	2008	$349,953	(2)	—		—		$49,722	(3)(4)	$399,675
Executive Chairman and President of Europe and Asia	2007	$322,714	(3)	$58,432	(2)	—		$45,203	(3)(4)	$426,349	(2)

Philip L. Calamia	2008	$311,750		—		$201		—		$311,951
Interim Chief Financial Officer	2007	—		—		—		—		—

Dr. Kenneth M. Borow	2008	$304,217		—		$76,376	(5)	$6,336	(4)(7)(8)	—
Former President and Chief Medical and Strategic Development Officer*	2007	$373,628		—		$139,494	(6)	$6,365	(4)(7)(8)	$519,487

Lawrence R. Hoffman	2008	$94,059		—		$21,859	(5)	$1,881.89	(7)(8)	—
Former Executive Vice President, Secretary, General Counsel and Chief Financial Officer**	2007	$250,712		—		$55,797	(6)	$3,410	(7)(8)	$309,919

*	Dr. Borow’s employment with the Company terminated effective September 9, 2008.
**	Mr. Hoffman resigned from the Company on April 18, 2008 effective May 2, 2008.
(1)	Dr. Ginsberg served as a consultant to the Company during From November 12, 2007 until June 30, 2008. Dr. Ginsberg became the President and Chief Executive of the Company on September 9, 2009. $53,300 of the amount paid in 2008 was for services as a consultant and all amounts paid in 2007 were for services as a consultant.
(2)	Payable in Euros. The payments have been translated into U.S. dollars at the average exchange rate for 2008 of 1.00 EUR ~ 1.47 USD and for 2007 of 1.00 EUR ~ 1.375 USD.
(3)	Includes $32,828 and $29,099, which represents automobile lease payments for 2008 and 2007, respectively reimbursed to Dr. Lindevall by the Company. The lease payments were payable in Euros and have been translated into U.S. dollars at the average exchange rate for 2008 of 1.00 EUR ~ 1.47 USD and for 2007 of 1.00 EUR ~ 1.375 USD.
(4)	Does not include perquisites and other personal benefits which involved an aggregate incremental cost to the Company during 2008 and 2007, as applicable, of less than $10,000.

(5)	Reflects the dollar amount recognized for financial statement reporting purposes for the fiscal year ended December 31, 2008, in accordance with FAS 123R, of stock option awards pursuant to our equity incentive plans and thus include amounts from awards granted prior to 2008.
(6)	Reflects the dollar amount recognized for financial statement reporting purposes for the fiscal year ended December 31, 2007, in accordance with FAS 123R, of stock option awards pursuant to our equity incentive plans and thus include amounts from awards granted prior to 2007.
(7)	Includes Company matching contributions of $4,166.23 and $4,195 for Dr. Borow and $1,881.19 and $3,410 for Mr. Hoffman for 2008 and 2007, respectively, under the Company’s employee’s savings 401(K) plan.
(8)	Includes $2,170, which represents the premium paid in each of 2007 and 2006 on a term life insurance policy provided by the Company.

Employment Agreements

Employment Agreement with Dr. Lindevall

In connection with the acquisition of Encorium Oy (formerly Remedium Oy) on November 1, 2006, Dr. Kai Lindevall entered into an employment agreement with the Company (the “Lindevall Employment Agreement”). Under the terms of the Lindevall Employment Agreement, Dr. Lindevall will serve as Encorium’s and Encorium Oy’s President, European and Asian Operations, for a term of three years. Pursuant to the Lindevall Employment Agreement, Dr. Lindevall will receive an initial base salary at an annual rate of $275,000; provided, however, that the annual rate of base salary for each 12-month period beginning on or after the first anniversary of the Lindevall Employment Agreement will increase, from the annual rate of base salary in effect for the immediately preceding twelve month period, by an amount equal to the annual percentage increase in the CPI (as defined in the Lindevall Employment Agreement) for the immediately preceding calendar year. In addition, Dr. Lindevall will be (i) eligible to receive an annual bonus, not to exceed $200,000 per annum, upon the achievement of corporate financial goals related to the European and Asian operating results of the Company, as specified in the Lindevall Employment Agreement, before interest and taxes, (ii) entitled to participate in any benefit plans or arrangements sponsored or maintained by the Company, subject to the terms and conditions of such plans, arrangements and mandatory Finnish law, and (iii) entitled to equity-based compensation as determined in the sole discretion of Encorium’s board of directors.

Pursuant to the Lindevall Employment Agreement, in the event of the termination of Dr. Lindevall’s employment by the Company without Cause (as defined in the Lindevall Employment Agreement) or by Dr. Lindevall for Good Reason (as defined in the Lindevall Employment Agreement) Dr. Lindevall will be entitled to (i) the payment of all accrued but unpaid base salary and benefits through the date of such termination, (ii) the payment of any accrued but unpaid bonus payable under the agreement with respect to a fiscal year of the Company ending prior to such termination, (iii) a continuation of group health coverage during the term of the agreement for Dr. Lindevall (and, to the extent covered immediately prior to the date his termination, his dependents); (iv) monthly severance payments equal to one-twelfth of his base salary as of the date of such termination continuing until the end of the term, and (v) vesting of all of Dr. Lindevall’s stock options, to the extent not already vested.

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

The Lindevall Employment Agreement contains certain restrictive covenants that prohibit Dr. Lindevall from disclosing information that is confidential to the Company and will generally prohibit him, during the term of the agreement and for one year thereafter, from:

•	engaging or participating in any Competing Business (as defined in the Lindevall Employment Agreement);

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

Employment Agreement with Dr. Ginsberg

On December 3, 2008 Encorium Group, Inc. entered into an employment agreement with Dr. David Ginsberg (the “Ginsberg Employment Agreement”). Under the terms of the Ginsberg Employment Agreement, Dr. Ginsberg will serve as Encorium’s Chief Executive Officer for a term of three years. Pursuant to the Ginsberg Employment Agreement, Dr. Ginsberg will receive an initial base salary at an annual rate of $316,000; provided, however, that the annual rate of base salary for each 12-month period beginning on or after the first anniversary of the Ginsberg Employment Agreement will increase, from the annual rate of base salary in effect for the immediately preceding twelve month period, by an amount equal to the annual percentage increase in the CPI (as defined in the Ginsberg Employment Agreement) for the immediately preceding calendar year. In addition, Dr. Ginsberg will be (i) entitled to participate in any benefit plans or arrangements sponsored or maintained by Encorium, subject to the terms and conditions of such plans, and (ii) entitled to bonus and equity-based compensation, as determined in the sole discretion of Encorium’s board of directors.

Pursuant to the Ginsberg Employment Agreement, in the event of the termination of Dr. Ginsberg’s employment by the Company without Cause (as defined in the Ginsberg Employment Agreement), by Dr. Ginsberg for Good Reason (as defined in the Ginsberg Employment Agreement) or by reason of death or Disability (as defined in the Ginsberg Employment Agreement), Dr. Ginsberg will be entitled to (i) the payment of all accrued but unpaid base salary and benefits through the date of such termination, (ii) the payment of any accrued but unpaid bonus payable under the agreement with respect to a fiscal year of the Company ending prior to such termination, if applicable, (iii) a continuation of group health coverage for fifteen months from the date of termination(and, to the extent covered immediately prior to the date his termination, his dependents), (iv) monthly severance payments equal to one-twelfth of his base salary as of the date of such termination continuing for a period of fifteen months, and (v) vesting of all of Dr.Ginsberg’s stock options, to the extent not already vested.

If Dr. Ginbsberg’s employment with Encorium is terminated during the term for Cause (as defined in the Employment Agreement), then Encorium’s obligation to Dr. Ginsberg will be limited solely to the payment of (i) all accrued but unpaid base salary and benefits through the date of such termination, and (ii) the payment of any accrued but unpaid bonus payable under the agreement with respect to a fiscal year of Encorium ending prior to such termination, if applicable.

The Ginsberg Employment Agreement contains certain restrictive covenants that prohibit Dr. Ginsberg from disclosing information that is confidential to the Company and will generally prohibit him, during the term of the agreement and for one year thereafter, from:

•	engaging or participating in any Competing Business (as defined in the Ginsberg Employment Agreement);

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

Agreement with Candor Partners (formerly Penn Valley Management Group, LLC)

In connection with the appointment of Philip L. Calamia as the Company’s Interim Chief Financial Officer, the Company has entered into a Services Agreement with Candor Partners (formerly known as the Penn Valley Management Group, LLC) dated May 8, 2008 of which Mr. Calamia is a principal. Pursuant to the services agreement, the Company will pay compensation of $2,500 per day for Mr. Calamia’s services. Either party may terminate the Agreement by providing the other with at least 30 days’ written notice.

Severance Agreements

Severance Agreement with Dr. Lindevall

In connection with the acquisition of Encorium Oy (formerly Remedium Oy) on November 1, 2006, the Company entered into an Executive Severance Agreement with Dr. Kai Lindevall on November 1, 2006 (the “Executive Severance Agreement”). The Executive Severance Agreement provides, generally, that in the event the Dr. Lindevall’s employment with the Company is terminated without just cause or with good reason in connection with a Change of Control, Mr. Lindevall will be entitled to: (i) a lump sum cash payment equal three times his annual base salary; (ii) continuation of all benefits pursuant to any and all welfare benefit plans for three years (or, shorter, if substantially similar benefits are provided by the executive’s new employer); (iii) outplacement services for a period of up to 12 months; (iv) the immediate vesting and exercisability of all stock options or other equity incentives; and (v) any other accrued rights.

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

Severance Agreement with Dr. Ginsberg

On December 3, 2008, the Company entered into a severance agreement with Dr. Ginsberg (the “Severance Agreement”) that will be applicable in the event his employment with Encorium is terminated in connection with a change of control as set forth in the Severance Agreement. The Severance Agreement provides, generally, that in the event Dr. Ginsberg’s employment with Encorium is terminated in connection with a change of control (as defined in the Severance Agreement), Dr. Ginsberg will be entitled to (i) an amount equal to between 18 months and 24 months base salary, depending on the date of such termination as set forth in the severance agreement, (ii) the continuation of all benefits pursuant to any and all welfare plans under which he or his family is eligible to receive benefits or coverage during the period which severance payments are made pursuant to section (i), above, (iii) reasonable Encorium paid outplacement assistance for a period of up to twelve months or for a longer period as Encorium may agree, and (iv) the immediate vesting and exercisability of all stock options or other equity incentives grated to Dr. Ginsberg that are not otherwise vested or exercisable.

Four purposes of the severance agreement a “Change of Control” is generally deemed to have occurred in any of the following circumstances: (i) subject to certain exceptions, a person is or becomes the beneficial owner of securities representing 25% or more of the combined voting power of the Company’s then outstanding voting securities; (ii) when as a result of a stockholder vote for which proxies are solicited by any person other than the Company, or by written consent of the stockholders without a meeting, the incumbent directors cease to constitute at least a majority of the authorized number of members of the board; (iii) the Company stockholders approve a merger, reorganization or consolidation involving the Company if the voting securities of the Company immediately before such merger, reorganization or consolidation do not continue to represent at least 70% of the combined voting power of the voting securities of the surviving or resulting entity; (iv) the Company’s stockholders approve a plan of complete liquidation or dissolution of the Company; or (v) the board adopts a resolution to the effect that any person has acquired effective control of the business and affairs of the Company.

Equity Incentive Plans

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

Generally under our equity incentive plans, when a participant’s service with the Company is terminated his or her stock options are terminated immediately, except that the options may be exercised for a period after termination (not to exceed the original option termination date) to the extent then exercisable in the following circumstances:

•	Disability—within one year after termination

•	Death—within one year after the date of death

•	Termination other than for cause-within 90 days from the date of termination

Option Repricing

On November 4, 2008, the Compensation Committee and the Board of Directors of the Company acted to reprice 250,000 stock options previously granted to Dr. Ginsberg to have an exercise price equal to the closing price of the Company’s common stock on November 4, 2008, which was $.36 per share. The 250,000 stock options were originally granted to Dr. Ginsberg on September 8, 2008 in connection with his appointment as President and Chief Executive Officer of the Company and had an exercise price of $1.70 per share, which price reflected the then current market price of the Company’s stock on the date of grant. The stock options will vest immediately upon a “Change of Control” of the Company, as defined in the Amended and Restated Non-Qualified Stock Option Award Agreement.

Outstanding Equity Awards at Fiscal Year-End

Name	Number of Securities Underlying Unexercised Options(#) Exercisable		Number of Securities Underlying Unexercised Options(#) Unexercisable		Option Exercise Price ($)		Option Expiration Date
David Ginsberg, D.O.	5,000		10,000		2.67		11/12/2017
Chief Executive Officer			250,000.36				11/04/2018

Kai Lindevall, M.D. Ph.D.	—	(1)	—		—	(1)	—
Executive Chairman and President, Europe and Asia

Kenneth M. Borow, M.D.	—	(2)	—	(2)	—		—
President and Chief Medical and Strategic Development Officer

Lawrence R. Hoffman,	—	(3)	—	(3)	—		—
Executive Vice President, General Counsel, Secretary and Chief Financial Officer

Philip L. Calamia	—		50,000	(4)	.25		12/05/2018
Interim Chief Financial Officer

(1)	Does not include up to 48,099 shares of Encorium common stock issuable upon the exercise of options granted by our subsidiary, Encorium Oy (formerly Remedium Oy) prior to our acquisition of Encorium Oy on November 1, 2006. Prior to the Company’s acquisition of Encorium Oy on November 1, 2006, Dr. Lindevall held options to purchase 120 shares of Encorium Oy at an exercise price of EUR 750 per share. Pursuant to the terms of an option exchange agreement, upon the consummation of the Company’s acquisition of Encorium Oy on November 1, 2006, the options held by Dr. Lindevall remained outstanding. However, upon exercise of his options, he will be entitled to receive, in lieu of the Encorium Oy shares otherwise issuable upon such exercise, approximately 400.82 Encorium shares for each Encorium Oy share otherwise issuable upon the exercise of the Encorium Oy options (or approximately 48,099 shares of Encorium stock, assuming the exercise of his options for all 120 Encorium Oy shares).
(2)	Dr. Borow’s employment with the Company was terminated effective September 9, 2008. No options remained outstanding at year-end.
(3)	Mr. Hoffman resigned form the Company on April 18, 2008 effective May 2, 2008. No options remained outstanding at year-end.
(4)	These options are held by Candor Partners (formerly known as PVG Corporation), of which Mr. Calamia is a principal.

Director Compensation

For 2008, each non-employee director received $37,500 for his service on the Company’s board of directors paid at the rate of $3,125 per month, plus reimbursement of reasonable expenses incurred in connection with attendance at meetings of the board. A non-employee director who is Chairman of the Compensation, Audit or Nominating Committee may receive an annual grant to purchase 25,000 shares of the Company’s common stock. All other non-employee directors may receive an annual grant to purchase 20,000 shares of the Company’s common stock.

The following table presents the compensation provided by the Company to each person who served as a director during 2008, except for Dr. Kai Lindevall and Kenneth M. Borow. Dr. Lindevall’ s and Dr. Borow’s compensation is set forth in the Summary Compensation Table. Dr. Lindevall and Dr. Borow did not receive any additional consideration for their service on the board of directors:

Name	Fees earned or paid in cash ($)	Option Awards ($) (6)(7)	All other compensation ($) (8)	Total ($)
Shahab Fatheazam (1)	6,250	234	—	6,484
David Morra (2)	12,500	293	—	12,793
Scott M. Jenkins (3)	25,527	—	—	25,527
Petri Manninen	37,500	22,931	—	60,431
Dr. Jyrki Mattila	37,500	22,931	—	60,431
Christopher F. Meshginpoosh (4)	25,527	2,448	—	27,975
Paul J. Schmitt (5)	20,417	4,380	—	24,797

(1)	Mr. Fatheazam was appointed as a director of the Company on November 4, 2008.
(2)	Mr. Morra was appointed as a director of the Company on September 8, 2008.
(3)	Mr. Jenkins resigned as a director of the Company effective September 5, 2008.
(4)	Mr. Meshginpoosh resigned as a director of the Company effective September 5, 2008.
(5)	Mr. Schmitt resigned as a director of the Company effective July 16, 2008.
(6)	Reflects the dollar amount recognized for financial statement reporting purposes for the fiscal year ended December 31, 2008 and thus may include amounts.
(7)	At fiscal year end the aggregate number of options outstanding for each director was as follows: Shahab Fatheazam—20,000; David Morra—25,000; Scott M. Jenkins- 0; Petri Manninen-20,000; Dr. Jyrki Mattila-20,000; Christopher F. Meshginpoosh-0; and Paul J. Schmitt-0.
(8)	Does not include perquisites and personal benefits which, in the case of each of our directors, involved an aggregate incremental cost to the Company during 2008 of less than $10,000.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS.

The following table sets forth, as of March 1, 2009, certain information with regard to beneficial ownership of outstanding shares of the Company’s common stock by (i) each director and Named Executive Officer individually, (ii) all executive officers and directors of the Company as a group, and (iii) each person known by the Company to beneficially own five percent or more of the outstanding shares of the Company’s common stock:

Name of Beneficial Owner (1)(2)	Amount and Nature of Beneficial Ownership (3)		Percentage of Outstanding Shares
David Ginsberg	7,630		*
Dr. Kai Lindevall	1,850,361	(4)(5)	8.99%
Philip L.Calamia	—		—
Shahab Fatheazam	—		—
Petri Mikael Manninen	396,441	(6)	1.93%
Jyrki Matilla	13,334		*
David Morra	—		—
Dr. Linda L. Nardone	53,701		*
All executive officers and directors as a group (eight persons)	2,321,467		11.26%

Ilari Koskelo c/o Navdata OY, Eskolantie 1, 00720 Helsinki, Finland	1,282,597	(7)	6.25%

Jan Lilja Residence Du Golf E8 CH-1196 Gland, Switzerland	1,031,064	(8)	5.02%

Sven-Erik Nilsson 11, Chemin de Jaillet CH-1277 Borex, Switzerland	1,152,998	(9)	5.62%

Hassan Nemazee 777 Park Avenue New York, NY 10021	1,033,010	(10)	5.03%

Wells Fargo & Company 420 Montgomery Street San Francisco, CA 941054	4,107,938	(11)	20.02%

*	Less than 1% of the outstanding Common Stock.
(1)	Unless otherwise noted, we believe that all persons have sole voting and investment power with respect to all shares beneficially owned by them.
(2)	Unless otherwise noted, the address of such persons is: c/o Encorium Group, Inc., One Glenhardie Corporate Center, 1275 Drummers Lane, Suite 300, Wayne, Pennsylvania 19087.
(3)	The amounts shown include shares which may be acquired currently or within 60 days of March 1, 2009 through the exercise of stock options, as follows: Dr. Ginsberg—5,000; Dr. Lindevall—48,099 shares; Mr. Calamia—0; Mr. Manninen—13,334 shares; Mr. Matilla—13,334 shares; Dr. Nardone—22,222; and all current executive officers and directors as a group—101,989 shares. See note 5 for a description of Dr. Lindevall’s outstanding options.
(4)	Includes 187,886 shares owned indirectly that are held by Dr. Lindevall’s spouse, as to which Dr. Lindevall disclaims beneficial ownership.
(5)	Prior to the Company’s acquisition of Encorium Oy (formerly Remedium Oy) on November 1, 2006, Dr. Lindevall held options to purchase 120 shares of Encorium Oy. Pursuant to the terms of an option exchange agreement, upon the consummation of the Company’s acquisition of Encorium Oy on November 1, 2006, the options held by Dr. Lindevall remained outstanding. Upon exercise, however, Dr. Lindevall will be entitled to receive approximately 400.82 Encorium shares for each Encorium Oy share otherwise issuable upon the exercise of an Encorium Oy option (or approximately 48,099 shares of Encorium stock, assuming exercise of all 120 Encorium Oy options).

(6)	Includes 313,992 shares held indirectly by NTGLT Pharma BVBA of which Mr. Manninen is the managing director.
(7)	Based on the Schedule 13G filed by Ilari Koskelo on December 12, 2008.
(8)	Based on the Schedule 13G filed by Jan Lilja on November 17, 2006, except that the number of shares also includes 121,302 earn-out shares issued to Mr. Lilja on March 27, 2007. See “Related Party Transactions- Payments to Former Stockholders of Remedium,” below.
(9)	Based on the Schedule 13G filed by Sven-Erik Nilsson November 17, 2006, except that the number of shares also includes 135,647 earn-out shares issued Mr. Nilsson on March 27, 2007. See “Related Party Transactions-Payments to Former Stockholders of Remedium,” below.
(10)	As per the Schedule 13D/A filed by Hassan Nemazee on February 4, 2000, includes 500,000 shares of Common Stock owned by Houston Ventures, Inc. as to which Hassan Nemazee has shared investment and voting power, as well as 33,010 shares held by Mr. Nemazee’s children.
(11)	As per the Schedule 13G/A filed by Wells Fargo & Company on January 21, 2009.

The following table details information regarding the Company’s existing equity compensation plans as of December 31, 2008:

Equity Compensation Plan Information

Plan Category	(a) Number of securities to be issued upon exercise of outstanding options, warrants and rights	(b) Weighted- average exercise price of outstanding options, warrants and rights	(c) Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))
Equity compensation plans approved by security holders	954,083	$1.37	942,532
Equity compensation plans not approved by security holders	—	—	—

Total	954,083	$1.37	942,532

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

Related Party Transactions

Employment Agreement with Dr. Ginsberg

Dr. Ginsberg entered into an employment agreement with the Company on December 3, 2008. The terms of the Employment Agreement are summarized above under the heading “Employment Agreements.”

Severance Agreement with Dr. Ginsberg

The Company entered into an executive severance agreement with Dr. Ginsberg on December 3, 2008. The terms of the Executive Severance Agreement are summarized above under the heading “Severance Agreements.”

Repricing of Options

On November 4, 2008, the Compensation Committee and the Board of Directors of the Company acted to reprice 250,000 stock options previously granted Dr. Ginsberg to have an exercise price equal to the closing price of the Company’s common stock on November 4, 2008, which was $.36 per share. The 250,000 stock options were originally granted to Dr. Ginsberg on September 8, 2008 in connection with his appointment as President and Chief Executive Officer of the Company and had an exercise price of $1.70 per share, which price reflected the then current market price of the Company’s stock on the date of grant. The stock options will vest immediately upon a “Change of Control” of the Company, as defined in the Amended and Restated Non-Qualified Stock Option Award Agreement.

Payments to Former Stockholders of Remedium

Pursuant to the term of an Amended and Restated Combination Agreement dated July 6, 2006 (the “Combination Agreement”) between the Company and the then stockholders of Encorium Oy (formerly Remedium Oy), a corporation organized under the laws of Finland (“Encorium Oy”), on November 1, 2006 the Company purchased all of the issued and outstanding shares of Encorium Oy. Pursuant to the terms of the Combination Agreement the persons named in the table below, formerly stockholders of Encorium Oy, have received, or are entitled to receive, the following payments of cash and Encorium shares from the Company in connection with the Company’s acquisition of Encorium Oy:

Name	Relationship(s) with the Company	Number of Encorium shares received upon consummation of the business combination (1)		Number of additional Encorium shares received as earn-out shares (3)		Number of Encorium shares received as hold-back shares on November 1, 2007 (4)		Cash received upon consummation of the business combination		Additional cash received on March 30, 2007	Number of Encorium shares subject to Encorium Oy options upon consummation of the business combination (5)
Dr. Kai Lindevall	Chief Executive Officer and former President, European and Asian Operations, director, 5% stockholder	1,044,116		281,630		281,630		$1,591,176.12		$1,431,586.26	48,099
Agneta Lindevall	Wife of Dr. Kai Lindevall	135,146		26,370		26,730		177,238.81		—	—
Jan Lilja	5% stockholder	909,762		121,302		121,302		—		—	—
Petri Manninen	Director	232,814	(2)	40,589	(2)	40,589	(2)	202,629.85	(2)	—	48,099
Sven Erik-Nilsson	5% stockholder	1,017,351		135,647		135,647		—		—	—

(1)	If valued at $2.83 per share, representing the price per share at which the former Encorium Oy stockholders received shares of Encorium common stock upon the closing of the Combination Agreement on November 1, 2006, the value of the shares received upon consummation of the business combination by each person is as follows: Kai Lindevall- $2,954,849; Agneta Lindevall- $382,464; Petri Manninen- $658,864 (see note 2, below); Jan Lilja- $2,574,627; and Sven Erik-Nilsson- $2,879,104. If valued at $3.58 per share, representing the closing price of Encorium common stock on November 1, 2006, the value of the shares received by each person is as follows: Kai Lindevall- $3,737,936; Agneta Lindevall- $483,823; Jan Lilja- $3,256,948; Petri Manninen- $833,475 (see note 2, below); and Sven Erik-Nilsson- $3,642,117.
(2)	Mr. Manninen is the managing director of NTGLT Pharma BVBA, a former stockholder of Encorium Oy. Amounts shown have been received or are entitled to be received by NTGLT Pharma BVBA and not by Mr. Manninen directly.
(3)	If valued at $2.83 per share, representing the price per share at which the former Encorium Oy stockholders received shares of Encorium common stock upon the closing of the Combination Agreement on November 1, 2006, the value of the earn-out shares received by each person is as follows: Kai Lindevall- $797,013; Agneta Lindevall- $74,628; Jan Lilja- $343,285; Petri Manninen- $114,867 (see note 2, above ); and Sven Erik-Nilsson- $383,881. If valued at $3.30 per share, representing the closing price of Encorium common stock on March 27, 2006, the date the earn-out shares were issued, the value of the earn-out shares received by each person is as follows: Kai Lindevall- $929,379; Agneta Lindevall- $88,209; Jan Lilja- $305,681; Petri Manninen- $133,984 (see note 2, above) and Sven Erik-Nilsson- $447,636.
(4)

If valued at $2.83 per share, representing the price per share at which the former Encorium Oy stockholders received shares of Encorium common stock upon the closing of the Combination Agreement on November 1, 2006, the value of the hold-back shares received by each person is as follows: Kai Lindevall- $797,013; Agneta Lindevall- $74,628; Petri Manninen- $114,867 (see note 2, above); Jan Lilja- $343,285; and Sven Erik-Nilsson- $383,881. If valued at $2.52 per share, representing the closing price of Encorium common stock on November 1, 2007, the date the hold-back shares were issued, the value of the earn-out shares received by each person is as follows: Kai Lindevall- $709,707; Agneta Lindevall- $67,360; Jan Lilja- $400,297; Petri

Manninen- $133,984 (see note 2, above); and Sven Erik-Nilsson- $447,636. If valued at $3.30 per share, representing the closing price of Encorium common stock on March 27, 2007, the date the earn-out shares were issued, the value of the earn-out shares received by each person is as follows: Kai Lindevall- $929,379; Agneta Lindevall- $88,209; Jan Lilja- $305,681; Petri Manninen- $102,284 (see note 2, above); and Sven Erik-Nilsson- $341,830.

(5)	Prior to the Company’s acquisition of Encorium Oy on November 1, 2006, Dr. Lindevall and Mr. Manninen each held options to purchase 120 shares of Encorium Oy at an exercise price of EUR 750 per share. Pursuant to the terms of an option exchange agreement, upon the consummation of the Company’s acquisition of Encorium Oy on November 1, 2006, the options held by Dr. Lindevall and Mr. Manninen remained outstanding. However, upon exercise of his Encorium Oy options, each became entitled to receive, in lieu of the Encorium Oy shares otherwise issuable upon such exercise, approximately 400.82 Encorium shares for each Encorium Oy share otherwise issuable upon the exercise of the Encorium options (or approximately 48,099 shares of Encorium stock, assuming the exercise of his options for all 120 Encorium Oy shares). The EUR 750 exercise price per Encorium Oy share would represent an exercise price per Encorium share of $2.39, based on the exchange rate into the U.S. Dollar of the Euro designated by the Federal Reserve Bank of New York as of November 1, 2006. Mr. Manninen exercised all of the options held by him on July 25, 2007. The EUR 750 exercise price per Encorium Oy share represented an exercise price per Encorium share of $2.57, based on the exchange rate into the U.S. Dollar of the Euro designated by the Federal Reserve Bank of New York as of July 25, 2007.

Director Independence

In accordance with Nasdaq rules, the board of directors affirmatively determines the independence of each director and nominee for election as a director in accordance with guidelines it has adopted, which guidelines mirror the elements of independence set forth in Nasdaq and Securities Exchange Act rules. Based on these standards the board of directors determined that each of the following non-employee directors is independent and has no relationship with the Company, except as a director and/or stockholder of the Company: Shahab Fatheazam, Dr. Jyrki Mattila, and David Morra.

ITEM 14.	PRINCIPAL ACCOUNTANT FEES AND SERVICES

The following table presents the fees billed for services rendered by Deloitte & Touche LLP for the fiscal years ended December 31, 2008 and December 31, 2007:

	2008	2007
Audit Fees	$437,366	$449,639
Audit-Related Fees	7,047	34,479
Tax Fees	—	—
All Other Fees	22,500	31,140

Total Fees	$466,913	$515,258

Audit fees consisted of fees for the audit of Encorium’s annual financial statements and review of quarterly financial statements as well as services normally provided in connection with statutory and regulatory filings or engagements, consents and assistance with and review of Encorium’s documents filed with the SEC. Audit-related fees consisted of the audit of Encorium’s operations in the UK. For 2008, all other fees consisted of fees paid on connection with the SEC’s review of the Company’s Annual Report of Form 10-K for the year ended December 31, 2006. For 2007, all other fees consisted of fees paid in connection with the Company’s filing of registration statements for resale of the Company’s securities by certain holders thereof. Except as set forth above, Encorium made no other payments to Deloitte & Touche LLP for services rendered during fiscal 2008 and 2007.

Policy for Pre-Approval of Audit and Non-Audit Services

The Audit Committee’s Charter includes a formal policy concerning the pre-approval of audit and non-audit services to be provided by the independent accountants to the Company. The policy requires that all services to be performed by Deloitte & Touche LLP, including audit services, audit-related services and permitted non-audit services, be pre-approved by the Audit Committee. The Audit Committee may delegate pre-approval authority to the Chairman of the Audit Committee. All services rendered by Deloitte & Touche LLP are permissible under applicable laws and regulations, and the Audit Committee pre-approved all audit, audit-related and non-audit services performed by Deloitte & Touche LLP during fiscal 2008. The Audit Committee considered whether the provision of services other than the audit services (as specified above) was compatible with maintaining Deloitte & Touche LLP’s independence and determined that provision of such services has not adversely affected Deloitte & Touche LLP’s independence.

PART IV

ITEM 15.	EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

(a)	Financial Statement Schedule.

Previously filed.

(b)	Exhibits

2.1	-	Combination Agreement by and among Covalent Group, Inc., Kai Lindevall, Jan Lilja, Sven-Erik Nilsson, Vesa Manninen, Seppo Oksanen, Heikki Vapaatalo, Riitta Korpela, Agneta Lindevall, and NTGLT PHARMA BVBA incorporated by reference to Exhibit 2.1 to our Annual Report on Form 10-K filed with the Securities and Exchange Commission on March 29, 2006.

2.2	-	Amended and Restated Combination Agreement dated as of July 6, 2006 by and among Covalent Group, Inc., Kai Lindevall, Jan Lilja, Sven-Erik Nilsson, Vesa Manninen, Seppo Oksanen, Heikki Vapaatalo, Riitta Korpela, Agneta Lindevall, and NTGLT PHARMA BVBA incorporated by reference to Exhibit 2.1 to our Current Report on Form 8-K filed with the Securities and Exchange Commission on July 7, 2006.

3.1	-	Certificate of Incorporation of Covalent Group, Inc., filed with the Secretary of State of the State of Delaware on April 16, 2002 incorporated by reference to Exhibit 3.2 to our Current Report on Form 8-K filed with the Securities and Exchange Commission on July 2, 2002.

3.2	-	Certificate of Amendment of Certificate of Incorporation of Covalent Group, Inc. incorporated by reference to Exhibit 3.2 to our Annual Report on Form 10-K filed with the Securities and Exchange Commission on April 2, 2007.

3.3	-	Second Amended and Restated Bylaws of Encorium Group, Inc. incorporated by reference to Exhibit 3.1 to our Current Report on Form 8-K filed with the Securities and Exchange Commission on September 16, 2008.

4.1	-	Option Exchange Agreement incorporated by reference to Exhibit 4.2 to our Current Report on Form 8-K filed with the Securities and Exchange Commission on November 6, 2006.

4.2*	-	Form of Non-Qualified Stock Option Award Agreement incorporated by reference to Exhibit 4.2 to our Current Report on Form 8-K filed with the Securities and Exchange Commission on December 14, 2006.

4.3*	-	Form of Incentive Stock Option Award Agreement incorporated by reference to Exhibit 4.3 to our Current Report on Form 8-K filed with the Securities and Exchange Commission on December 14, 2006.

10.1*	-	Covalent Group, Inc. 2002 Equity Incentive Plan incorporated by reference to Appendix E to our Definitive Proxy Statement filed with the Securities and Exchange Commission on April 30, 2002.

10.2*	-	Amended and Restated Covalent Group, Inc. 1996 Stock Incentive Plan incorporated by reference to Annex A of our Definitive Proxy Statement filed with the Securities and Exchange Commission on May 1, 2000.

10.3*	-	1995 Stock Option Plan incorporated by reference to Annex A of our Definitive Proxy Statement filed with the Securities and Exchange Commission on May 10, 2000.

10.4*	-	Covalent Group, Inc. 2006 Equity Incentive Plan incorporated by reference to Appendix D of our Definitive Proxy Statement filed with the Securities and Exchange Commission on September 15, 2006.

10.5	-	Second Amendment to Lease between Dean Witter Realty Income Partnership II, L.P. and Covalent Group, Inc. dated November 14, 1996 incorporated by reference to Exhibit 10.3 to our Annual Report on Form 10-KSB filed with the Securities and Exchange Commission on March 30, 1998.

10.6	-	Fourth Amendment to Lease between FV Office Partners, L.P. (successor to Dean Witter Realty Income Partnership III, L.P.) and Covalent Group, Inc. dated November 27, 2001 incorporated by reference to Exhibit 10.13 to our Annual Report on Form 10-KSB filed with the Securities and Exchange Commission on April 1, 2002.

10.7	-	Fifth Amendment to Lease between FV Office Partners, L.P. and Covalent Group, Inc. dated December 13, 2002 incorporated by reference to Exhibit 10.23 to our Annual Report on Form 10-KSB filed with the Securities and Exchange Commission on March 31, 2003.

10.8		Sixth Amendment to Lease between Glenhardie Partner, LP , successor in interest to FV Office Partners, L.P and Encorium Group, Inc. dated July 2, 2008 incorporated by reference to Exhibit 10.1 to our Current Report on Form 8-K filed with the Securities and Exchange Commission on July 8, 2008.

10.9		Seventh Amendment to Lease between Glenhardie Partner, LP , successor in interest to FV Office Partners, L.P and Encorium Group, Inc. incorporated by reference to Exhibit 10.1 to our Quarterly Report on Form 10-Q filed with the Securities and Exchange Commission on November 26, 2008.

10.10*	-	Form of Indemnification Agreement between Covalent Group, Inc., a Delaware Corporation, and its officers and directors incorporated by reference to Exhibit 10.1 to our Quarterly Report on Form 10-QSB filed with the Securities and Exchange Commission on August 13, 2002.

10.11*	-	Executive Employment Agreement between Encorium Group, Inc. and David Ginsberg dated December 3, 2008 incorporated by reference to our Current Report on Form 8-K filed with the Securities Exchange Commission on December 9, 2008.

10.12*	-	Severance Agreement between Encorium Group, Inc. and David Ginsberg dated December 3, 2008 incorporated by reference to our Current Report on Form 8-K filed with the Securities Exchange Commission on December 9, 2008.

10.13*		Amended and Restated Non-Qualified Stock Option Award Agreement for David Ginsberg incorporated by reference to our Current Report on Form 8-K filed with the Securities Exchange Commission on November 10, 2008.

10.14*		Services Agreement between Encorium Group, Inc. and Penn Valley Group dated May 8, 2008 incorporated by reference to Exhibit 10.1 to our Quarterly Report on Form 10-Q filed with the Securities and Exchange Commission on May 13, 2008.

10.15*		Non-Qualified Stock Option Award Agreement for PVG Corporation incorporated by reference to our Current Report on Form 8-K filed with the Securities Exchange Commission on December 9, 2008.

10.16	-	Lease Agreement between Ealing Studios and Covalent Group Limited dated March 7, 2006 incorporated by reference to Exhibit 10.13 to our Annual Report on Form 10-K filed with the Securities and Exchange Commission on March 29, 2006.

10.17*	-	Employment Agreement dated November 1, 2006 by and among Remedium Oy, Encorium Group, Inc. and Kai Lindevall incorporated by reference to Exhibit 10.1 to our Current Report on Form 8-K filed with the Securities and Exchange Commission on November 6, 2006.

10.18*	-	Executive Severance Agreement, dated November 1, 2006, by and between Encorium Group, Inc. and Kai Lindevall incorporated by reference to Exhibit 10.2 to our Current Report on Form 8-K filed with the Securities and Exchange Commission on November 6, 2006.

10.19	-	Securities Purchase Agreement dated as of May 8, 2007 by and among Encorium Group, Inc,, Capital Ventures International and Enable Growth Partners, LP incorporated by reference to Exhibit 10.1 to our Current Report on Form 8-K filed with the Securities and Exchange Commission on May 14, 2007.

10.20	-	Registration Rights Agreement dated as of May 9, 2007 by and among Encorium Group, Inc,, Capital Ventures International and Enable Growth Partners, LP incorporated by reference to Exhibit 10.2 to our Current Report on Form 8-K filed with the Securities and Exchange Commission on May 14, 2007.

10.21	-	Form of Warrant issued May 9, 2007 incorporated by reference to Exhibit 10.3 to our Current Report on Form 8-K filed with the Securities and Exchange Commission on May 14, 2007.

10.22	-	Summary of binding terms included in the Letter of Intent between Encorium Group, Inc. and Prologue Research International, Inc. incorporated by reference to our Quarterly Report on Form 10-Q filed with the Securities and Exchange Commission on August 14, 2008.

10.23	-	Summary of binding terms included in the non-binding term sheet by and among Encorium Group, Inc., Fine SuccessInvestments, Ltd., and Chardan Capital, LLC. incorporated by reference to our Quarterly Report on Form 10-Q filed with the Securities and Exchange Commission on August 14, 2008.

10.24	-	Lease between Encorium Oy and Mutual Pension Insurance Company effective October 1, 2008. Filed herewith.

10.25*	-	Letter Agreement with Linda Nardone dated November 12, 2007 incorporated by reference to our Annual Report on Form 10-K filed with the Securities and Exchange Commission on April 27, 2009.

21	-	Subsidiaries of the Registrant. Filed herewith.

23.1	-	Consent of Deloitte & Touche LLP incorporated by reference to our Annual Report on Form 10-K filed with the Securities and Exchange Commission on April 27, 2009.

31.1	-	Certification of Chief Executive Officer required by Rule 13a-14(a) or Rule 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002. Filed herewith.

31.2	-	Certification of Principal Accounting Officer required by Rule 13a-14(a) or Rule 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002. Filed herewith.

32.1	-	Certification pursuant to 18 U.S.C. § 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. Filed herewith.

32.2	-	Certification pursuant to 18 U.S.C. § 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. Filed herewith.

* This exhibit is a management contract or arrangement required to be filed as an exhibit to this report.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

ENCORIUM GROUP, INC.

Dated: April 30, 2009

By:	/s/ Dr. David Ginsberg, D.O.
Dr. David Ginsberg, D.O. President and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Dated: April 30, 2009

By:	/s/ Dr. David Ginsberg, D.O.
Dr. David Ginsberg, D.O., President and Chief Executive Officer (Principal Executive Officer)

Dated: April 30, 2009

By:	/s/ Philip L. Calamia
Philip L. Calamia Interim Chief Financial Officer (Principal Accounting Officer)

Dated: April 30, 2009

By:	/s/ Dr. Kai Lindevall, M.D., Ph.D
Dr. Kai Lindevall, M.D., Ph.D. Executive Chairman and President, Europe and Asia

Dated: April 30, 2009

By:	/s/ David Morra
David Morra Director

Dated: April 30, 2009

By:	/s/ Petri Manninen
Petri Manninen Director

Dated: April 30, 2009

By:	/s/ Jyrki Mattila
Jyrki Mattila Director

Dated: April 30, 2009

By:	/s/ Shahab Fatheazam
Shahab Fatheazam Director

S-1