Form 10-Q
period 2009-03-31
ENCORIUM GROUP INC
filed 2009-05-21
CIK 856569

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2009.

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

Yes  ☒    No  ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).

Yes  ☐    No  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definition of “large accelerated filer”, “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer  ☐            Accelerated filer  ☐            Non-accelerated filer  ☐            Smaller reporting company  ☒

Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Act)

Yes  ☐    No  ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: As of May 12, 2009, there were 20,523,883 shares of Encorium Group, Inc. common stock issued, par value $.001 per share, which excludes 310,121 shares in treasury.

ENCORIUM GROUP, INC.

PART I. FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS

ENCORIUM GROUP, INC.

CONSOLIDATED CONDENSED BALANCE SHEETS

(UNAUDITED)

	March 31, 2009	December 31, 2008
Assets
Current Assets
Cash and cash equivalents	$2,322,266	$5,705,818
Investigator advances	1,239,963	1,088,768
Accounts receivable, less allowance of $97,000 for March 31, 2009 and December 31, 2008, respectively	4,251,154	4,624,161
Prepaid expenses and other	984,239	1,206,088
Prepaid taxes	50,203	28,290
Costs and estimated earnings in excess of related billings on uncompleted contracts	1,508,727	1,443,427

Total Current Assets	10,356,552	14,096,552

Property and Equipment, Net	1,077,078	1,211,929
Intangible Assets
Goodwill	1,280,107	1,366,269
Other intangibles, Net	3,431,844	3,733,517
Other assets	665,687	684,666

Total Assets	$16,811,268	$21,092,933

Liabilities and Stockholders’ Equity
Current Liabilities
Accounts payable	$3,135,627	$3,624,071
Accrued expenses	2,577,778	3,004,627
Deferred taxes	130,212	206,173
Obligations under capital leases	70,261	72,542
Billings in excess of related costs and estimated earnings on uncompleted contracts	2,506,893	3,307,347
Customer advances	3,492,910	5,297,000

Total Current Liabilities	11,913,681	15,511,760

Long Term Liabilities
Obligations under capital leases	157,078	189,680
Deferred taxes	823,405	897,204
Other liabilities	280,090	316,516

Total Long Term Liabilities	1,260,573	1,403,400

Total Liabilities	13,174,254	16,915,160

Stockholders’ Equity
Common stock, $.001 par value 35,000,000 shares authorized, 20,834,004 shares issued and 20,523,833 shares outstanding, respectively	20,834	20,834
Additional paid-in capital	32,473,715	32,417,250
Additional paid-in capital warrants	905,699	905,699
Accumulated deficit	(29,932,650)	(29,737,430)
Accumulated other comprehensive income	896,105	1,298,109

Less:	4,363,703	4,904,462
Treasury stock, at cost, 310,121 shares	(726,689)	(726,689)

Total Stockholders’ Equity	3,637,014	4,177,773

Total Liabilities and Stockholders’ Equity	$16,811,268	$21,092,933

See accompanying notes to the consolidated financial statements.

ENCORIUM GROUP, INC.

CONSOLIDATED CONDENSED STATEMENTS OF OPERATIONS

(UNAUDITED)

	Three Months Ended March 31,
	2009	2008
Net revenue	$7,025,426	$7,483,606
Reimbursement revenue	1,706,165	1,106,030

Total Revenue	8,731,591	8,589,636

Operating Expenses
Direct (exclusive of depreciation and amortization)	4,367,176	5,539,671
Reimbursement out-of-pocket expenses	1,706,165	1,106,030
Selling, general and administrative	2,666,874	3,472,871
Depreciation and amortization	190,929	645,277

Total Operating Expenses	8,931,144	10,763,849

Loss from Operations	(199,553)	(2,174,213)
Interest Income	10,919	54,573
Interest Expense	(14,524)	(3,103)

Net Interest (Expense) Income	(3,605)	51,470

Net Loss before Income Taxes	(203,158)	(2,122,743)
Income Tax Benefit	(7,938)	(115,363)

Net Loss	$(195,220)	$(2,007,380)

Net Loss per Common Share
Basic	$(0.01)	$(0.10)
Diluted	$(0.01)	$(0.10)
Weighted Average Common and Common Equivalent Shares Outstanding
Basic	20,523,883	20,603,140
Diluted	20,523,883	20,603,140

See accompanying notes to the consolidated financial statements.

ENCORIUM GROUP, INC.

CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS

(UNAUDITED)

	Three Months Ended March 31,
	2009	2008
Operating Activities:
Net Loss	$(195,220)	$(2,007,380)
Adjustments to reconcile net loss to net cash used by operating activities:
Depreciation and amortization	190,929	645,277
Share-based compensation expense	56,465	71,105
Changes in assets and liabilities:
Investigator advances	(151,991)	102,159
Accounts receivable	160,808	(1,501,207)
Prepaid expenses and other	160,011	(174,154)
Prepaid taxes	(21,518)	(16,170)
Costs and estimated earnings in excess of related billings on uncompleted contracts	(99,311)	39,874
Other Assets	(2,637)	(38,275)
Accounts payable	(347,254)	416,629
Accrued expenses	(254,190)	(304,000)
Other liabilities	(22,367)	(21,972)
Deferred taxes	(79,399)	(157,345)
Billings in excess of related costs and estimated earnings on uncompleted contracts	(716,936)	256,995
Customer advances	(1,649,553)	(137,439)

Net Cash Used By Operating Activities	(2,972,163)	(2,825,903)

Investing Activities:
Cash paid for property and equipment	(11,867)	(71,587)

Net Cash Used By Investing Activities	(11,867)	(71,587)

Financing Activities:
Principal payments under capital leases	(25,587)	(6,459)
Proceeds from short-term borrowings	—	46,579

Net Cash (Used) Provided By Financing Activities	(25,587)	40,120

Effect of Exchange Rate Changes on Cash and Cash Equivalents	(373,935)	288,099
Net Decrease In Cash and Cash Equivalents	(3,383,552)	(2,569,271)
Cash and Cash Equivalents, Beginning of Period	5,705,818	9,109,456

Cash and Cash Equivalents, End of Period	$2,322,266	$6,540,185

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

On May 11, 2009, we announced that we had entered into non-binding letters of intent to sell certain assets of the Company’s U.S. business and its wholly-owned subsidiary, Encorium Oy, to two separate groups.

On May 18, 2009, we announced an update with respect to the sale of the Company’s U.S. business whereby the initial letter of intent had been terminated and that the Company had entered into another letter of intent with Pierrel SpA, an international contract research organization listed on Milano’s Stock Exchange.

Subject to the negotiation of a definitive agreement, pursuant to the letter of intent, Pierrel has the right to purchase the U.S. Line of Business for a purchase price equal to a percentage of the Company’s U.S. backlog calculated as of the closing or $1.35 million, whichever is greater, less the amount, if any, that assumed current liabilities, less assumed current assets exceeds $350 thousand. In addition to the purchase price payable at closing, Pierrel will pay Encorium a 10% commission on the value of any new contract, net of pass-through costs, executed after the closing date but prior to December 31, 2009, which constitute part of the Company’s pipeline at closing.

The closing of each transaction is subject to the completion of due diligence, execution of definitive agreements, and the fulfillment of certain closing conditions, including, with respect to the sale of Encorium Oy, stockholder approval.

The accompanying consolidated financial statements have been prepared on the basis of the Company continuing as a going concern.

Historically our net cash used in operations has been substantial. Our net cash used in operations for the three months ended March 31, 2009 was $3.0 million. Our cash and cash equivalents as of March 31, 2009 was $2.3 million. In the event the sales described above are not consummated, we anticipate that will meet our cash requirements through March of 2010, assuming we are able to fully implement our current cost cutting initiatives, we are able to win additional contracts during fiscal 2009 and we are able to maintain our current customer contracts. In the event we are unable to do so, we will be required to obtain additional capital from external sources or significantly reduce our operating costs, which may include the cessation of operations in some countries or liquidation of the Company.

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

Given the current levels of the trading price of the Company’s common stock, if the Company were to raise additional capital by issuing equity securities, existing stockholders’ percentage ownership would be reduced and they would experience substantial dilution. If we were to raise additional funds by issuing debt securities, these debt securities would have rights, preferences, and privileges senior to those of our common stock, and the terms of the debt securities issued could impose significant restrictions on our operations. These factors have raised substantial doubt about our ability to continue as a going concern for the foreseeable future. If we are unable to obtain additional capital, we will scale back our operations until such capital is obtained or begin to liquidate the Company. Any decision to liquidate the Company may occur at any point during or before the first quarter of 2010. Our consolidated financial statements do not include any adjustment to reflect the possible future effects on the recoverability or classification of assets or the amounts and classification of liabilities that may result from the outcome of our ability to continue as a going concern.

2.	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES:

Basis of Presentation

The accompanying unaudited financial statements for the three months ended March 31, 2009 have been prepared in accordance with accounting principles generally accepted in the United States of America (“generally accepted accounting principles”) for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (primarily consisting of normal recurring adjustments) considered necessary for a fair presentation have been included. Operating results for the three months ended March 31, 2009 may not necessarily be indicative of the results that may be expected for other quarters or for the year ending December 31, 2009. For further information, refer to the financial statements and footnotes thereto included in our Annual Report on Form 10-K for the year ended December 31, 2008.

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

Consolidation

The consolidated financial statements for the three months ended March 31, 2009 and 2008 include our accounts and the accounts of our wholly-owned subsidiaries. Intercompany transactions and balances have been eliminated in consolidation.

Investigator Advances

We received advance payments from a small number of our clients as part of certain long-term contracts, which require us to maintain separate cash accounts to be utilized for payment of investigator fees. As of March 31, 2009 and December 31, 2008, this cash amount was $1.2 million and $1.1 million, respectively. This amount is also included in Customer Advances, a component of current liabilities, in the accompanying balance sheets.

Accounts Receivable

Accounts receivable, net of an allowance for doubtful accounts, consists of customer billings pursuant to contractual terms related to work performed as of March 31, 2009. In general, amounts become billable upon the achievement of billing mechanisms or in accordance with predetermined payment schedules set forth in the contracts with our clients. Included in accounts receivable are amounts due from clients in connection with unbilled out-of-pocket pass-through costs in the amount of $103 thousand as of March 31, 2009 and $369 thousand as of December 31, 2008.

Concentration of Credit Risk

Our accounts receivable and costs and estimated earnings in excess of related billings on uncompleted contracts are concentrated with a number of companies within the pharmaceutical, biotechnology and medical device industries. The majority of this exposure is to large, well established firms. Credit losses have historically been minimal. As of March 31, 2009, the total of accounts receivable and costs and estimated earnings in excess of related billings on uncompleted contracts was $5.8 million. Of this amount, the exposure to our three largest clients was 52% of the total, with the three largest clients representing 20%, 17% and 15% of total exposure, respectively. As of December 31, 2008, the total of accounts receivable and costs and estimated earnings in excess of related billings on uncompleted contracts was $6.1 million. Of this amount, the exposure to our three largest clients was 38% of the total, with the three largest clients representing 15%, 12%, and 11% of total exposure, respectively.

Customer Advances

Several client contracts contain provisions that allow us to bill and receive advance payments to be utilized for investigator fees and reimbursable expenses. In some instances, the client requires that we maintain separate cash accounts to be utilized for investigator fees, which are included as Investigator Advances as a component of current assets. Funds received as customer advances, excluding investigator advances for which separate cash accounts are required as part of our contract with the client, are included as part of Cash and cash equivalents. The balance of customer advances, including investigator advances of $1.2 million, was $3.5 million as of March 31, 2009. As of March 31, 2009, there were no material customer advances billed, but not received.

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

Each month costs are accumulated on each project and compared to total estimated cost to complete to determine the degree of completion for that particular project. This determines the percentage of completion for the project. This percentage of completion is multiplied by the contract value to determine the amount of revenue to be recognized. As the work progresses, original estimates may be adjusted due to revisions in the scope of work or other factors and a contract modification may be negotiated with the customer to cover additional costs. Our accounting policy for recognizing revenue for changes in scope is to recognize revenue when the Company has reached agreement with the client, the services pursuant to the change in scope have been performed, the price has been set forth in the change of scope document and collectability is reasonably assured based on our course of dealings with the client. We bear the risk of cost overruns on work performed absent a signed contract modification. Because of the inherent uncertainties in estimating costs, it is reasonably possible that the cost estimates used will change in the near term and may have a material adverse impact on our financial performance.

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

Our accounting policy for recognizing revenue for terminated projects requires us to perform a reconciliation of study activities versus the activities set forth in the contract. We negotiate with the client, pursuant to the terms of the existing contract, regarding the wind down of existing study activities in order to clarify which services the client wants us to perform. Once we and the client agree on the reconciliation of study activities and the agreed upon services have been performed by us, we would record the additional revenue provided collectability is reasonably assured.

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

As is customary in the industry, we will continue to exclude from revenue and expense in the Consolidated Statements of Operations fees paid to investigators and the associated reimbursement since we acts as an agent on behalf of the clinical trial sponsors with regard to investigator payments, in accordance with EITF No. 99-19, “Reporting Revenue Gross as a Principal versus Net as an Agent”. These investigator fees are not reflected in our Net Revenue, Reimbursement Revenue, Reimbursement Out-of-Pocket Expenses, and/or Direct Expenses. The amounts of investigator fees for the three month ended March 31, 2009 were $3.1 million.

Stock-Based Compensation

We have adopted equity incentive plans that provide for the granting of stock options to employees, directors, advisors and consultants.

Effective January 1, 2006, we adopted Statements of Financial Accounting Standards No. 123R (“SFAS No. 123R”) using the Modified Prospective Approach. SFAS No. 123R revises SFAS No. 123, “Accounting for Stock Based Compensation” and supersedes Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees”. SFAS No. 123R requires the costs for all share-based payments to employees, including grants of employee stock options, to be recognized in financial statements based on their fair values at grant date, or the date of later modification, over the requisite period. In addition, SFAS No. 123R requires unrecognized cost (based on the amounts previously disclosed in our pro forma footnote disclosure) related to options vesting after the date of initial adoption to be recognized in the financial statements over the remaining requisite period. Accordingly, prior period amounts have not been restated. See Note 8 for further detail regarding the adoption of this standard.

Goodwill and Intangible Assets

The Company follows the provisions of SFAS No. 141, “Business Combinations,” (“SFAS No. 141”) and SFAS No. 142, “Goodwill and Other Intangible Assets,” (“SFAS No. 142”) applicable to business combinations. The Company also follows the provisions of SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets,” (“SFAS No. 144”) applicable to its accounting for impairment of goodwill and intangible assets. In accordance with these standards, goodwill acquired in connection with the acquisition of Remedium was not amortized. However, the identifiable intangible assets acquired in connection with the acquisition of Remedium are being amortized over their useful lives. Under SFAS No. 142, goodwill is subject to impairment testing annually or whenever events or changes in circumstances indicate that the carrying amount may not be fully recoverable. If carrying value exceeds current fair value, then goodwill is considered impaired and is reduced to fair value via a charge to earnings. The identifiable intangibles acquired in connection with the acquisition of Remedium are also subject to impairment testing under SFAS No. 142, whenever events or changes in circumstances indicate that the carrying amount may not be fully recoverable. Management determined that it should perform its impairment testing of goodwill as of September 30, 2008 due to the continuing challenging business conditions and the resulting weakness in the Company’s stock price as of the end of its third quarter. The fair value for the reporting unit was estimated using the expected present value of future cash flows and market values of comparable companies using estimates, judgments and assumptions that Management believes were appropriate in the circumstances. As a result, the Company recorded an impairment charge of $1.86 million in the third quarter of 2008. The Company performed its annual impairment testing as of November 1, 2008. The fair value of the reporting unit was estimated using the expected present value of future cash flows and market values of comparable companies using estimates, judgments and assumptions that Management believes were appropriate in the circumstances. The sum of the fair value was reconciled to the Company’s current market capitalization. As a result of this reconciliation process the Company recorded an impairment charge related to goodwill of $12.5 million in the fourth quarter of 2008.

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

3.	RECENTLY ISSUED ACCOUNTING STANDARDS:

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

In September 2006, the FASB issued SFAS No. 158, “Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans (“SFAS No. 158”)—an amendment of FASB Statements No. 87, 88, 106, and 132(R)”. SFAS No. 158 requires an employer to recognize the over funded or under funded status of a defined benefit postretirement plan (other than a multiemployer plan) as an asset or liability in its statement of financial position and to recognize changes in that funded status in the year in which the changes occur through comprehensive income of a business. SFAS No. 158 also requires an employer to measure the funded status of a plan as of the date of its year-end statement of financial position, with limited exceptions. This statement is effective for the first fiscal year ending after December 15, 2006 for initial recognition and December 15, 2008 for measurement of plan assets and benefit obligations. We adopted SFAS No. 158 and have determined that it did not have a material impact on our consolidated financial statements or results of operations.

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

In December 2007, the FASB issued SFAS No. 141R (revised 2007), “Business Combinations” (“SFAS 141R”) which replaces SFAS No. 141, Business Combinations. The scope of SFAS 141R is broader than that of SFAS No. 141, which applied only to business combinations in which control was obtained by transferring consideration. SFAS 141R revises accounting and reporting standards for business combinations and applies to all transactions or other events in which an entity obtains control of one or more businesses by transferring consideration as well as combinations achieved without the transfer of consideration. By applying the same method of accounting – the acquisition method – to all transactions and other events in which one entity obtains control over one or more other businesses, this statement is intended to improve the comparability of the information about business combinations provided in financial reports. SFAS 141R applies prospectively to business combinations with an acquisition date on or after the beginning of the first annual reporting period beginning on or after December 15, 2008. The Company is currently in the process of evaluating SFAS 141R, and has not yet determined the impact, if any, that accounting for future business combinations under SFAS 141R, effective January 1, 2009, will have on its consolidated results of operations or financial position.

4.	EARNINGS PER SHARE

Earnings per share is calculated in accordance with SFAS No. 128, “Earnings Per Share”. Basic earnings per share is computed by dividing net income for the period by the weighted average number of common shares outstanding during the period. Diluted earnings per share is computed by dividing net income by the weighted average number of common shares plus the dilutive effect of outstanding stock options under our equity incentive plans. Stock options outstanding not included in the table below because of their anti-dilutive effect for the three months ended March 31, 2009 were 1,033,416.

The net loss and weighted average common and common equivalent shares outstanding for purposes of calculating net loss per common share were computed as follows:

	Three months ended March 31,
	2009	2008
Net loss	$(195,220)	$(2,007,380)

Weighted average number of common shares outstanding used in computing basic earnings per share	20,523,883	20,603,140
Dilutive effect of stock options outstanding	—	—
Weighted average shares used in computing diluted earnings per share	20,523,883	20,603,140

Basic loss per share	($0.01)	($0.10)
Diluted loss per share	($0.01)	($0.10)

5.	COMPREHENSIVE INCOME

A reconciliation of comprehensive loss in accordance with SFAS No. 130, “Reporting Comprehensive Income” is as follows:

	Three Months Ended March 31,
	2009	2008
Net loss	$(195,220)	$(2,007,380)
Foreign currency translation adjustment	(402,004)	229,755

Comprehensive loss	$(597,224)	$(1,777,625)

6.	SEGMENT INFORMATION

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

The following table summarizes the distribution of net revenue and contracts with significant clients:

	Three Months Ended March 31,
	2009		2008
	Percentage of Revenues	Number of Contracts	Percentage of Revenues	Number of Contracts
Client A	21%	9	12%	2
Client B	20%	4	11%	18
Client C	10%	1	10%	1

Top Clients	51%	14	33%	21

Client A, B and C in the table above represent the largest clients for each period, but do not represent the same client for each year shown. We have no other customers that comprise 10% of our net revenues.

The following table summarizes the distribution of net revenues from external clients by geographical region for the three months ended March 31, 2009 and 2008.

	Three Months Ended March 31,
	2009	2008
U.S.	$2,419,590	$2,081,128
Finland	2,796,596	3,149,408
Other Europe	1,809,240	2,253,070

Total	$7,025,426	$7,483,606

The following table summarizes the distribution of the Company’s long lived assets by geographical region as of March 31, 2009 and December 31, 2008.

	March 31, 2009	December 31, 2008
U.S.	$780,885	$881,666
Europe	5,008,144	5,430,049

Total	$5,789,029	$6,311,715

7.	OTHER LIABILITIES

Effective January 1, 2003, the Company increased by approximately 12,700 to 34,000 the amount of square feet under lease in the same building. The term of the lease was also extended to 2009 and monthly lease payments increased from $50 thousand to $72 thousand. As an incentive for the Company to acquire the additional space, the lessor granted the Company $814 thousand in lease incentives that were used to pay for architectural fees, renovations and improvement costs for the new space. The lease incentives were capitalized as if the Company incurred the costs to make the improvements and are included in Property and Equipment. These assets and the related liability are amortized over the remaining life of the lease at a rate of approximately $116 thousand per year as an additional amortization expense and a reduction in rent expense, respectively. The accounting for these lease incentives has no impact on net income, stockholders’ equity or cash flow. In June 2008, the Company entered into an amended agreement with the lessor to reduce by approximately 10,774 to 23,252 the amount of square feet under lease in the same building. The term of the lease was also extended to December 2014 and the monthly payments decreased from $79 thousand to $53 thousand.

8.	STOCKHOLDERS EQUITY

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

Stock-Based Compensation

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

For the three months ended March 31, 2009, SFAS 123R resulted in incremental stock-based compensation expense of $56 thousand or $0.01 on a basic and diluted earning per share basis. For the three months ended March 31, 2008, SFAS 123R resulted in incremental stock-based compensation expense of $71 thousand or $0.01, on a basic and diluted earning per share basis. The compensation expense associated with SFAS 123R did not have a net impact on cash flows from operating, investing or financing activities. A deduction is not allowed for income tax purposes until the options are exercised. The amount of the income tax deduction will be the difference between the fair value of the Company’s common stock and the exercise price at the date of exercise. The tax effect of the income tax deduction in excess of the financial statement expense will be recorded as an increase in additional paid-in-capital. Accordingly, SFAS 123R requires the recognition of a deferred tax asset for the tax effect of the financial statement expense recorded. However, due to our recent loss history, and uncertainty regarding the realization of deferred tax assets, deferred tax assets have been fully reserved as of March 31, 2009. The net operating losses incurred to date by the Company are being carried forward and may be applied against future taxable income subject to certain limitations set forth in Section 382 of the Internal Revenue Code.

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

	Three Months Ended March 31,
	2009	2008
Risk-free interest rate	2.20% - 2.55%	2.91 - 2.93%
Expected dividend yield	—	—
Expected life	7 years	7 years
Expected volatility	72.50%	55.15%
Forfeiture rate	15.00%	15.00%

A summary of award activity under the stock option plans as of March 31, 2009 and changes during the three month period is presented below:

	Number of Shares	Range of Exercise Prices per Share	Weighted Average Exercise Price per Share	Intrinsic Value
Options outstanding at December 31, 2008	954,083	$0.24 -6.08	$2.29	(1,946,329)
Granted	102,750	.19 - .29	0.29	(4,110)
Exercised	—	—	—	—
Canceled	(23,417)	2.50 - 2.60	2.52	53,188

Options outstanding at March 31, 2009	1,033,416	$0.19 - 6.08	$0.91	(682,055)
Vested options outstanding at:
March 31, 2009	109,303	$1.88 - 6.08	$3.36	($339,932)
Non-vested options outstanding at:
March 31, 2009	924,113	$0.19 - 6.08	$0.59	($311,236)

Approximately 285,272 options, net of forfeitures, of the 924,113 non-vested options as of March 31, 2009 will vest within the next year.

As of March 31, 2009, there was $426 thousand of total unrecognized compensation cost related to unvested share-based compensation awards granted under the stock option plans. That cost is expected to be recognized over a weighted-average period of approximately 2.2 years.

Based upon the above assumptions, the weighted average fair value of the stock options granted for the three months ended March 31, 2009 and 2008 was $0.20 and $1.10, respectively.

The Company has a policy of issuing new shares to satisfy share option exercises.

The following table summarizes information regarding stock options outstanding at March 31, 2009:

Options Outstanding
Range of Exercise Prices	Number Outstanding at March 31, 2009	Weighted Average Remaining Contractual Life in Years	Weighted Average Exercise Price per Share
$0.01-$0.50	802,000	9.62	$0.29
$1.51-$2.00	55,000	9.04	$1.79
2.01-2.50	40,750	1.31	2.25
2.51-3.00	82,666	8.54	2.67
3.01-3.50	500	2.49	3.02
3.51-4.00	5,000	8.01	3.51
4.01-4.50	7,500	7.92	4.10
$6.00 - $6.50	40,000	7.82	6.08

	1,033,416	9.08	$0.91

The following table summarizes information regarding exercisable stock options at March 31, 2009:

Options Exercisable
Range of Exercise Prices	Number of Exercisable Options at March 31, 2009	Weighted Average Remaining Contractual Life in Years	Weighted Average Exercise Price Per Share
$0.01 - $0.50	—	—	$0.00
1.51-2.00	11,666	8.97	1.89
2.01-2.50	35,750	1.32	2.25
2.51-3.00	28,222	8.37	2.68
3.01-3.50	333	2.49	3.02
3.51-4.00	1,666	8.01	3.51
4.01-4.50	5,000	7.92	4.10
$6.00 - $6.50	26,666	7.82	6.08

	109,303	5.95	$3.36

A summary of stock options expected to vest in the next twelve months is as follows:

Options Expected To Vest
Range of Exercise Prices	Options Expected to Vest Net of Fortietures	Weighted Average Remaining Contractual Life in Years	Weighted Average Exercise Price Per Share
$0.01-$0.50	227,279	9.62	0.29
$1.51-$2.00	15,586	9.04	1.79
2.01-2.50	4,250	1.25	2.25
2.51-3.00	23,139	8.37	2.68
3.01-3.50	142	2.49	3.02
3.51-4.00	1,417	8.01	3.51
4.01-4.50	2,125	7.92	4.10
$6.00 -$6.50	11,334	7.82	6.08

	285,272	9.29	0.87

9.	SUPPLEMENTAL CASH FLOW INFORMATION

No income tax payments were required for the three months ended March 31, 2009 and 2008, respectively. Cash paid for interest for the three months ended March 31, 2009 and 2008 was approximately $14 thousand and $3 thousand, respectively. We did not enter into any capital lease obligations during the three months ended March 31, 2009 and 2008. We did not acquire any property and equipment through leasing arrangements during the three months ended March 31, 2009 or 2008, respectively.

10.	ACQUISITION OF REMEDIUM OY

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

11.	GOODWILL AND OTHER INTANGIBLES

The Company follows the provisions of SFAS No. 141, “Business Combinations,” and SFAS No. 142, “Goodwill and Other Intangible Assets,” applicable to business combinations. The amount of Goodwill that resulted from the Remedium acquisition, including deferred taxes of $1,697,724, was $15,388,299. In accordance with SFAS No. 141 the amount of goodwill resulting from the Remedium acquisition was determined as the excess of cost over the fair values of acquired net assets. In accordance with these standards, goodwill acquired in connection with the acquisition of Remedium was not amortized. Under SFAS No. 142, goodwill is subject to impairment testing annually or whenever events or changes in circumstances indicate that the carrying amount may not be fully recoverable. If carrying value exceeds current fair value, then goodwill is considered impaired and is reduced to fair value via a charge to earnings. Management determined that it should perform its impairment testing of goodwill as of September 30, 2008 due to the continuing challenging business conditions and the resulting weakness in the Company’s stock price as of the end of its third quarter. The fair value for the reporting unit was estimated using the expected present value of future cash flows and market values of comparable companies using estimates, judgments and assumptions that Management believes were appropriate in the circumstances. As a result, the Company recorded an impairment charge of $1.86 million in the third quarter of 2008. The Company performed its annual impairment testing as of November 1, 2008. The fair value of the reporting unit was estimated using the expected present value of future cash flows and market values of comparable companies using estimates, judgments and assumptions that Management believes were appropriate in the circumstances. The sum of the fair value was reconciled to the Company’s current market capitalization. As a result of this reconciliation process the Company recorded an impairment charge related to goodwill of $12.5 million in the fourth quarter of 2008.

The Company also acquired $6.5 million of identifiable intangible assets in connection with the Remedium acquisition. Of the $6.5 million of acquired intangible assets, $3.9 million was attributed to customer relationships, $2.6 million was attributable to backlog and $53 thousand was attributable to a non-compete agreement. All of these intangibles are subject to amortization on a straight-line basis. The estimated useful lives for customer relationships, backlog and non-compete agreement are 16 years, 18 months and 4 years, respectively. Amortization expense for the three ended March 31, 2009 and 2008 was $66 thousand and $498 thousand, respectively. The estimated amortization of intangibles expense to be recorded in future periods is as follows:

2009	$198,677
2010	262,592
2011	251,035
2012	251,035
2013	251,035

12.	INCOME TAXES

The Company accounts for income taxes in accordance with the provisions of SFAS No. 109, “Accounting for Income Taxes”. SFAS No. 109 requires recognition of deferred tax liabilities and assets for the future expected tax consequences of events that have been included in the financial statements or tax returns. Under this method deferred tax liabilities and assets are determined based on the difference between the financial statement tax bases of assets and liabilities using enacted tax rates in effect for the year in which the differences are expected to reverse. At March 31, 2009, the Company recorded a full valuation allowance against its net deferred tax assets and net operating loss carry-forwards given that it is more likely than not that the deferred tax asset will not be realized.

The Company adopted the provisions of Financial Interpretation Number 48 (“FIN 48”), “Accounting for Uncertainty in Income Taxes, an interpretation of SFAS 109” on January 1, 2007. The implementation of FIN 48 did not result in any adjustment of the Company’s beginning tax positions. The impact of the Company’s reassessment of its tax positions in accordance with FIN 48 had no material impact on the results of operations, financial condition or liquidity for the three months ended March 31, 2009. As of December 31, 2008, the Company had unrecognized United States federal and state net operating loss carryforwards of approximately $8.8 million and $13.4 million, respectively. Future changes in the unrecognized tax benefit, will have no impact on the effective tax rate due to the existence of the valuation allowance.

The Company files its tax returns as prescribed by the tax laws of the jurisdiction in which it operates. The Company’s policy is to recognize interest and penalties in Other Expense.

13.	COMMON STOCK AND WARRANTS

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

14.	SUBSEQUENT EVENT:

On May 11, 2009 the Company announced that it had entered into a non-binding letter of intent to sell certain assets of the Company’s U.S. business and its wholly-owned subsidiary, Encorium Oy, to two separate groups.

On May 18, 2009, we announced an update with respect to the sale of the Company’s U.S. business whereby the initial letter of intent had been terminated and that the Company had entered into another letter of intent with Pierrel SpA, an international contract research organization listed on Milano’s Stock Exchange.

Subject to the negotiation of a definitive agreement, pursuant to the letter of intent, Pierrel has the right to purchase the U.S. Line of Business for a purchase price equal to a percentage of the Company’s U.S. backlog calculated as of the closing or $1.35 million, whichever is greater, less the amount, if any, that assumed current liabilities, less assumed current assets exceeds $350 thousand. In addition to the purchase price payable at closing, Pierrel will pay Encorium a 10% commission on the value of any new contract, net of pass-through costs, executed after the closing date but prior to December 31, 2009, which constitute part of the Company’s pipeline at closing.

The closing of each transaction is subject to the completion of due diligence, execution of definitive agreements, and the fulfillment of certain closing conditions, including, with respect to the sale of Encorium Oy, stockholder approval.

15.	RISK FACTORS

BUSINESS RISKS

We may not be able to meet our cash requirements without implementing cost cutting initiatives, increasing revenues, and maintaining current customer contracts; failure to do so will result in the need to raise additional capital or significantly reduce our operating costs, which may include the cessation of operations in certain countries or liquidation of the Company.

Historically, our net cash used in operations has been substantial. Our net cash used in operations for the three months ended March 31, 2009 was $3.0 million. Our cash and cash equivalents as of March 31, 2009 was $2.3 million. In the event the sale of the U.S. business and the sale of our wholly-owned subsidiary Encorium Oy are not consummated, we anticipate that will meet our cash requirements at least into the first quarter of 2010, assuming we are able to fully implement our current costs cutting initiatives, we are able to win additional contracts during fiscal 2009 and we are able to maintain our current customer contracts. In the event we are unable to do so, in order for the Company to continue as a going concern we will be required to obtain additional capital from external sources or significantly reduce our operating costs, which may include the cessation of operations in some countries or liquidation of the Company.

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

Given the current levels of the trading price of the Company’s common stock, if the Company were to raise additional capital by issuing equity securities, existing stockholders’ percentage ownership would be reduced and they would experience substantial dilution. If we were to raise additional funds by issuing debt securities, these debt securities would have rights, preferences, and privileges senior to those of our common stock, and the terms of the debt securities issued could impose significant restrictions on our operations. If we are unable to obtain additional capital, we will scale back our operations until such capital is obtained or seek stockholder approval to wind down operations and liquidate the company. It is unclear whether there would be funds available for distribution to our stockholders if we seek stockholder approval to wind down operations. Any decision to liquidate the Company may occur at any point during or before the first quarter of 2010.

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

The market prices of securities of thinly-traded companies such as ours generally are highly volatile. For example, since January 1, 2008, the price of our common stock reached a high of $2.42 on February 1, 2008 and a low of $.17 on March 23, 2009.

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

The Company follows the provisions of Statement of Financial Accounting Standards (“SFAS”) No. 141, “Business Combinations “ and SFAS No. 142, “ Goodwill and Other Intangible Assets ,” applicable to business combinations. In accordance with these standards, goodwill acquired in connection with the acquisition of Remedium was not amortized. Under SFAS No. 142, goodwill is subject to impairment testing annually or whenever events or changes in circumstances indicate that the carrying amount may not be fully recoverable. Management determined that it should perform its impairment testing of goodwill as of September 30, 2008 due to the continuing challenging business conditions and the resulting weakness in the Company’s stock price as of the end of its third quarter. The fair value for the reporting unit was estimated using the expected present value of future cash flows and market values of comparable companies using estimates, judgments and assumptions that Management believes were appropriate in the circumstances. As a result, the Company recorded an impairment charge of $1.86 million in the third quarter of 2008. The Company performed its annual impairment testing as of November 1, 2008. The fair value of the reporting unit was estimated using the expected present value of future cash flows and market values of comparable companies using estimates, judgments and assumptions that Management believes were appropriate in the circumstances. The sum of the fair value was reconciled to the Company’s current market capitalization. As a result of this reconciliation process the Company recorded an impairment charge related to goodwill of $12.5 million in the fourth quarter of 2008.

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

A significant portion of our contracts are at fixed prices. As a result, we bear the risk of cost overruns. If we fail to adequately price our contracts, fail to effectively estimate the cost to complete fixed price contracts, or if we experience significant cost overruns, our business, results of operations and financial condition could be materially and adversely affected. In addition, contacts with our clients are subject to change orders, which occur when the scope of work performed by us needs to be modified from what was originally contemplated by our contract with the client. This can occur, for example, when there is a change in a key study assumption or parameter or a significant change in timing. Under U.S. generally accepted accounting principles, we cannot recognize additional revenue anticipated from change orders until appropriate documentation is received by us from the client authorizing the change made. However, if we incur additional expense in anticipation of receipt of that documentation, we must recognize the expense as incurred. Further, we may not be successful convincing our clients to approve change orders which change the scope of current contracts. Such under-pricing or significant cost overruns could have a material adverse effect on our business, results of operations, financial condition or cash flows.

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

For the last 30 consecutive business days the bid price of our common stock has closed below the minimum $1.00 per share required for continued inclusion on the NASDAQ Capital Market, and consequently we are not in compliance with the requirements for continued listing of our common stock. However, given the current extraordinary market conditions, NASDAQ has suspended enforcement of the bid price and market value of publicly held shares requirements through July 19, 2009. As a result, if the Company’s closing bid price of the Company’s common stock is less than $1.00 for a period of thirty consecutive days after July 19, 2009, we may receive notification from NASDAQ that our common stock will be delisted from the NASDAQ Capital Market unless the stock closes at or above $1.00 per share for at least ten consecutive days during the 180-day period following such notification.

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

RISKS RELATED TO THE SALE OF THE COMPANY’S U.S. BUSINESS AND ENCORIUM OY

We may not be able to complete the sale of the Company’s assets of the U.S. business and Encorium Oy

Although we have entered into non-binding term sheets with purchasers for the assets of the U.S. business and Encorium Oy, we have not yet entered into definitive agreements with respect to such transactions. No assurances can be given that we will successfully conclude the sale of the U.S. business or Encorium Oy in a timely fashion or at all for a number of reasons, including, but not limited to (i) the failure of the purchasers to satisfactorily complete due diligence; (ii) our failure to obtain a fairness opinion relating to the sale price of Encorium Oy; (iii) our inability to negotiate definitive agreements; and (vi) with respect to the sale of Encorium Oy, our inability to obtain the required stockholder approval. If the transactions are not completed, it may have a negative effect on our stock trading price.

We will incur significant expenses related to the proposed sale of the assets of the U.S. business and Encorium Oy.

The proposed sale of the assets of the U.S. Business and Encorium Oy will result in significant costs to Encorium. We expect these costs to consist primarily of fees for investment bankers, attorneys, accountants, filing fees, and financial printing. Our current estimates of these costs are preliminary and are subject to change. Accordingly, the aggregate amount of these costs may be greater than currently anticipated. The substantial majority of the costs will be incurred whether or not the proposed transactions are consummated.

We could lose clients as a result of uncertainty regarding the proposed sale of the U.S. assets and Encorium Oy

Uncertainty regarding the acquisition of the proposed sale of the assets of the U.S. business and Encorium Oy, as well as fear of diversion of management and employees attention during the transaction and integration period, could lead some clients to select other vendors. The loss of business from significant clients could have a negative effect on our business and thus our ability to consummate the transactions.

The proposed sale of the Company’s assets of the U.S. Business and Encorium Oy may not result in a premium to the current stock price.

The definitive terms of the transaction for the sale of the assets of the U.S. Business and Encorium Oy have not been negotiated. Any distribution to stockholders as a result of such sale may not be at a premium to the current market price of the common stock.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

In this discussion, the terms “Company,” “we,” “us” and “our” refer to Encorium Group, Inc. and our consolidated subsidiaries, except where it is made clear otherwise.

Forward Looking Statements

When used in this Report on Form 10-Q and in other public statements, both oral and written, by the Company and Company officers, the words “estimate,” “project,” “expect,” “intend,” “believe,” “anticipate” and similar expressions are intended to identify forward-looking statements regarding events and trends that may affect our future operating results and financial position. Such statements are subject to risks and uncertainties that could cause our actual results and financial position to differ materially. Such factors include, among others: (i) the risk that we may not have sufficient funds to operate our business; (ii) our success in attracting new business and retaining existing clients and projects; (iii) the size, duration and timing of clinical trials we are currently managing may change unexpectedly; (iv) the termination, delay or cancellation of clinical trials we are currently managing could cause revenues and cash-on-hand to decline unexpectedly; (v) the timing difference between our receipt of contract milestone or scheduled payments and our incurring costs to manage these trials; (vi) outsourcing trends in the pharmaceutical, biotechnology and medical device industries; (vii) the ability to maintain profit margins in a competitive marketplace; (viii) our ability to attract and retain qualified personnel; (ix) the sensitivity of our business to general economic conditions; (x) other economic, competitive, governmental and technological factors affecting our operations, markets, products, services and prices; (xi) announced awards received from existing and potential customers are not definitive until fully negotiated contracts are executed by the parties; (xii) our backlog may not be indicative of future results and may not generate the revenues expected; (xiii) our ability to successfully integrate the business of Remedium Oy, which we acquired on November 1, 2006; (xiv) the performance of the combined businesses to operate successfully and generate growth; and (xv) uncertainties regarding the availability of additional capital and continued listing of our common stock on Nasdaq. You should not place undue reliance on any forward-looking statement. We undertake no obligation to publicly release the result of any revision of these forward-looking statements to reflect events or circumstances after the date they are made or to reflect the occurrence of unanticipated events. Please refer to the section entitled “Risk Factors” beginning on page 46 in this Quarterly Report on Form 10-Q for the quarter ended March 31, 2009 for a more complete discussion of factors which could cause our actual results and financial position to change.

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

On May 11, 2009, we announced that we had entered into non-binding letters of intent to sell certain assets of the Company’s U.S. business and its wholly-owned subsidiary, Encorium Oy, to two separate groups.

On May 18, 2009, we announced an update with respect to the sale of the Company’s U.S. business whereby the initial letter of intent had been terminated and that the Company had entered into another letter of intent with Pierrel SpA, an international contract research organization listed on Milano’s Stock Exchange.

Subject to the negotiation of a definitive agreement, pursuant to the letter of intent, Pierrel has the right to purchase the U.S. Line of Business for a purchase price equal to a percentage of the Company’s U.S. backlog calculated as of the closing or $1.35 million, whichever is greater, less the amount, if any, that assumed current liabilities, less assumed current assets exceeds $350 thousand. In addition to the purchase price payable at closing, Pierrel will pay Encorium a 10% commission on the value of any new contract, net of pass-through costs, executed after the closing date but prior to December 31, 2009, which constitute part of the Company’s pipeline at closing.

The closing of each transaction is subject to the completion of due diligence, execution of definitive agreements, and the fulfillment of certain closing conditions, including, with respect to the sale of Encorium Oy, stockholder approval.

Historically our net cash used in operations has been substantial. Our net cash used in operations for the three months ended March 31, 2009 was $3.0 million. Our cash and cash equivalents as of March 31, 2009 was $2.3 million. In the event we do not consummate the sales described above, we anticipate that will meet our cash requirements at least into the first quarter of 2010, assuming we are able to fully implement our current costs cutting initiatives, we are able to win additional contracts during fiscal 2009 and we are able to maintain our current customer contracts. In the event we are unable to do so, we will be required to obtain additional capital from external sources or significantly reduce our operating costs, which may include the cessation of operations in some countries or liquidation of the Company.

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

General

The information set forth and discussed below for the three months ended March 31, 2009 and 2008 is derived from the Consolidated Condensed Financial Statements included elsewhere herein. The financial information set forth and discussed below is unaudited but, in the opinion of management, reflects all adjustments (primarily consisting of normal recurring adjustments) necessary for a fair presentation of such information. The results of our operations for a particular quarter may not be indicative of results expected during the other quarters or for the entire year.

Our quarterly results can fluctuate as a result of a number of factors, including our success in attracting new business, the size and duration of clinical trials, the timing of client decisions to conduct new clinical trials or to cancel or delay ongoing trials, changes in cost estimates to complete ongoing trials, and other factors, many of which are beyond our control.

Net revenue is derived principally from the design, management and monitoring of clinical research studies. Clinical research service contracts generally have terms ranging from several months to several years. A portion of the contract fee is generally payable upon execution of the contract, with the balance payable in installments over the life of the contract. A significant portion of our net revenue is recognized from fixed-price contracts on a proportional performance basis. To measure the performance, we compare actual direct costs incurred to estimated total contract direct costs, which we believe is the best indicator of the performance of the contract obligations as the costs relate to the labor hours incurred to perform the service. Total direct costs are incurred for each contract and compared to estimated total direct costs for each contract to determine the percentage of the contract that is completed. This percentage is multiplied by the estimated total contract value to determine the amount of net revenue recognized.

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

Our backlog was approximately $31.2 million as of March 31, 2009 as compared to $40.0 million as of March 31, 2008. Our backlog consists of anticipated net revenue from signed contracts and letters of intent that either have not started but are anticipated to begin in the near future or are in process and have not yet been completed. Many of our studies and projects are performed over an extended period of time, which may be several years. Amounts included in backlog have not yet been recognized as net revenue in our Consolidated Statements of Operations. Once contracted work begins, net revenue is recognized over the life of the contract on a proportional performance basis. The recognition of net revenue and contract terminations, if any, reduces our backlog while the awarding of new business increases our backlog. For the three months ended March 31, 2009 we obtained approximately $3.5 million of new business awards as compared to approximately $6.3 million for the three months ended March 31, 2008.

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

Percentage of net revenue, excluding reimbursable out-of-pocket expenses:

	Three Months Ended March 31,
	2009	2008
Net revenue	100.0%	100.0%
Operating expenses
Direct	62.2%	74.0%
Selling, general and administrative	38.0%	46.4%
Depreciation	2.7%	8.6%
Loss from operations	(2.9)%	(29.0)%
Net loss	(2.8)%	(26.8)%

Contractual Obligations and Commitments

We did not enter into any capital lease obligations during the three months ended March 31, 2009 and 2008. We are committed under a number of non-cancelable operating leases, primarily related to office space and other office equipment.

In June 2008, the Company decreased by approximately 10,774 to 23,252 the amount of square feet under the lease agreement for its corporate office located in Wayne, Pennsylvania. The term of the lease was also extended to December 31, 2014 from November 30, 2009 and the monthly lease payments were reduced from approximately $79 thousand to approximately $53 thousand. Under the terms of the agreement, the Company was required to establish an irrevocable letter of credit in the amount $170,000 as a security deposit. The amount of the letter of credit is reduced by approximately $28,333 each year beginning on June 1, 2009 until reduced to $0 on December 31, 2014. The letter of credit was obtained in June 2008 and is included in “Other Assets”.

Below is a summary of our future payment commitments by year under contractual obligations. Actual amounts paid under these agreements could be higher or lower than the amounts shown below as a result of changes in volume and other variables:

	2009	2010	2011	Thereafter	Total
Obligations under capital leases	$67,665	$90,220	$90,220	$26,838	$274,943
Operating leases	1,823,991	1,849,180	1,520,295	3,229,814	$8,423,280
Employment agreements	603,667	443,250	237,000	—	$1,283,917
Service agreements	469,404	—	—	—	$469,404

Total	$2,964,727	$2,382,650	$1,847,515	$3,256,652	$10,451,544

In 2009, we anticipate capital expenditures of approximately $100,000—$200,000 for leasehold improvements, software applications, workstations, personal computer equipment and related assets. With the exception of the aforementioned change in the lease agreement of our corporate offices located in Wayne, Pennsylvania, there have been no material changes to the above data since December 31, 2008.

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

Each month costs are accumulated on each project and compared to total estimated cost to complete to determine the degree of completion for that particular project. This determines the percentage of completion for the project. This percentage of completion is multiplied by the contract value to determine the amount of revenue to be recognized. As the work progresses, original estimates may be adjusted due to revisions in the scope of work or other factors and a contract modification may be negotiated with the customer to cover additional costs. Our accounting policy for recognizing revenue for changes in scope is to recognize revenue when the Company has reached agreement with the client, the services pursuant to the change in scope have been performed, the price has been set forth in the change of scope document and collectability is reasonably assured based on our course of dealings with the client. We bear the risk of cost overruns on work performed absent a signed contract modification. Because of the inherent uncertainties in estimating costs, it is reasonably possible that the cost estimates used will change in the near term and may have a material adverse impact on our financial performance.

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

Our accounting policy for recognizing revenue for terminated projects requires us to perform a reconciliation of study activities versus the activities set forth in the contract. We negotiate with the client, pursuant to the terms of the existing contract, regarding the wind up of existing study activities in order to clarify which services the client wants us to perform. Once we and the client agree on the reconciliation of study activities and the agreed upon services have been performed by us, we would record the additional revenue provided collectability is reasonably assured.

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

As is customary in the industry, we will continue to exclude from revenue and expense in the Consolidated Statements of Operations fees paid to investigators and the associated reimbursement since we act as an agent on behalf of the pharmaceutical company sponsors with regard to investigator payments, in accordance with EITF No. 99-19, “Reporting Revenue Gross as a Principal versus Net as an Agent”. These investigator fees are not reflected in our Net Revenue, Reimbursement Revenue, Reimbursement Out-of-Pocket Expenses, and/or Direct Expenses. The amounts of investigator fees for the three months ended March 31, 2009 and 2008 were $1.3 million and $2.2 million, respectively.

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

The estimated annual share-based compensation expense relating to SFAS No. 123R for the twelve months ended December 31, 2009 is expected to be $226 thousand. The Company recognized stock-based compensation expense of $56 thousand, or $0.01 on a basic and diluted earning per share basis, for the three months ended March 31, 2009. The Company recognized stock-based compensation expense of $71 thousand for the three months ended March 31, 2008, or $0.01 on a basic and diluted earning per share basis.

Goodwill and Intangible Assets

The Company follows the provisions of SFAS No. 141, “Business Combinations,” and SFAS No. 142, “Goodwill and Other Intangible Assets,” applicable to business combinations. In accordance with these standards, goodwill acquired in connection with the acquisition of Remedium was not amortized. However, the identifiable intangible assets acquired in connection with the acquisition of Remedium are being amortized over their useful lives. Under SFAS No. 142, goodwill is subject to impairment testing annually or whenever events or changes in circumstances indicate that the carrying amount may not be fully recoverable. If carrying value exceeds current fair value, then goodwill is considered impaired and is reduced to fair value via a charge to earnings. The identifiable intangibles acquired in connection with the acquisition of Remedium are also subject to impairment testing under SFAS No. 142, whenever events or changes in circumstances indicate that the carrying amount may not be fully recoverable. Management determined that it should perform its impairment testing of goodwill as of September 30, 2008 due to the continuing challenging business conditions and the resulting weakness in the Company’s stock price as of the end of its third quarter. The fair value for the reporting unit was estimated using the expected present value of future cash flows and market values of comparable companies using estimates, judgments and assumptions that Management believes were appropriate in the circumstances. As a result, the Company recorded an impairment charge of $1.86 million in the third quarter of 2008. The Company performed its annual impairment testing as of November 1, 2008. The fair value of the reporting unit was estimated using the expected present value of future cash flows and market values of comparable companies using estimates, judgments and assumptions that Management believes were appropriate in the circumstances. The sum of the fair value was reconciled to the Company’s current market capitalization. As a result of this reconciliation process the Company recorded an impairment charge related to goodwill of $12.5 million in the fourth quarter of 2008.

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

Results of Operations

Three Months Ended March 31, 2009 Compared With Three Months Ended March 31, 2008

Net revenue for the three months ended March 31, 2009 decreased by $460 thousand to $7.0 million as compared to $7.5 million for the three months ended March 31, 2008. The decrease in net revenues was primarily due to a $800 thousand decrease in revenues generated by our European operations that was offset by a $340 thousand increase in revenues generated in the U.S. Of the $800 thousand decrease in revenue generated by our European operations, approximately $668 thousand was attributable to unfavorable foreign currency fluctuations for the three months ended March 31, 2009 compared with the same prior year period. The increase in net revenues generated in the U.S. was primarily due to a delay in recognizing revenue on a legacy project and additional revenue resulting from a significant increase in contract value for an ongoing clinical study that was signed during the first quarter of 2009. There were $3.5 million of announced new business awards for the three months ended March 31, 2009 compared to $6.3 million for the three months ended March 31, 2008. For the three months ended March 31, 2009, net revenue from our largest clients amounted to 51% of our net revenue, with the largest clients representing 21%, 20% and 10% of net revenue, respectively. For the three months ended March 31, 2008, net revenue from our largest clients amounted to 33% of our net revenue, with the largest clients representing 12%, 11% and 10% of net revenue, respectively.

Reimbursement revenue consisted of reimbursable out-of-pocket expenses incurred on behalf of our clients. Reimbursements are made at cost, without mark-up or profit, and therefore have no impact on net income.

Direct expenses included compensation and other expenses directly related to conducting clinical studies. These costs decreased by approximately $1.2 million to $4.4 million for the three months ended March 31, 2009 from $5.5 million for the three months ended March 31 2008. The decrease in direct expenses was primarily due to an $800 thousand decrease in direct expense of our European operations and approximately $400 thousand decrease in direct expenses incurred by our U.S. operations. Of the $800 thousand decrease in direct expense of our European operations, approximately $440 thousand was attributable to favorable foreign currency fluctuations for the three months ended March 31, 2009 compared with the same prior year period. In addition, direct expenses decreased as a result of reductions in staff and subcontractors utilized on active clinical studies being conducted in the U.S. and Europe during the three months ended March 31, 2009 compared to same prior year period. Direct expenses as a percentage of net revenue decreased by 11.8% to 62.2% for the three months ended March 31, 2009 as compared to 74.0% for the three months ended March 31, 2008, primarily due to reduced staffing costs, recognizing revenue on a legacy project and the additional revenue resulting from an increase in contract value for an ongoing clinical study that was signed during the first quarter of 2009

Selling, general, and administrative expenses (“SG&A”) includes the salaries, wages and benefits of all administrative, financial and business development personnel and all other support expenses not directly related to specific contracts. These costs decreased by approximately $800 thousand to $2.7 million for the three months ended March 31, 2009 from $3.5 million for the three months ended March 31, 2008. The decrease in SG&A was due primarily to staff reductions and reductions in overhead cost in our U.S. operations of approximately $660 thousand. Reductions in SG&A also resulted from approximately $250 thousand of favorable foreign currency fluctuations by our European operations. As a percentage of revenues, SG&A expenses decreased by 8.4% to 38.0% for the three months ended March 31, 2009 compared with 46.4% the prior year period.

Depreciation and amortization expense decreased by $450 thousand to $190 thousand for the three months ended March 31, 2009 from $640 thousand for the three months ended March 31, 2008, primarily as a result of certain intangible assets acquired as part of the Remedium acquisition being fully amortized.

Loss from operations decreased by $2.0 million to $200 thousand for the three months ended March 31, 2009 compared to loss from operations of $2.2 million from operations for the three months ended March 31, 2008, primarily for the reasons noted in the preceding paragraphs.

Net interest expense for the three months ended March 31, 2009 was $4 thousand compared to net interest income of $51 thousand for the three months ended March 31, 2008. This decrease was due to a reduction in the amount of cash on hand during the three months ended March 31, 2009 compared to the same prior year period.

The income tax benefit of $8 thousand was principally related to the reversal of the deferred tax liability that was established for the difference between the assigned values of the intangible assets acquired and the tax basis of the intangible assets acquired in the Remedium acquisition. There was no income tax provision for the prior period due to the losses incurred. In the United States the Company is in a net operating loss carry forward position. However, due to our recent loss history, and uncertainty regarding the realization of deferred tax assets, these deferred tax assets have been fully reserved as of March 31, 2009.

Net loss for the three months ended March 31, 2009 was $195 thousand, or $(0.01) per diluted share, as compared to a net loss of $2 million, or $(0.10) per diluted share for the three months ended March 31, 2008.

Liquidity and Capital Resources

On May 11, 2009, we announced that we had entered into non-binding letters of intent to sell certain assets of the Company’s U.S. business and its wholly-owned subsidiary, Encorium Oy, to two separate groups.

On May 18, 2009, we announced an update with respect to the sale of the Company’s U.S. business whereby the initial letter of intent had been terminated and that the Company had entered into another letter of intent with Pierrel SpA, an international contract research organization listed on Milano’s Stock Exchange.

Subject to the negotiation of a definitive agreement, pursuant to the letter of intent, Pierrel has the right to purchase the U.S. Line of Business for a purchase price equal to a percentage of the Company’s U.S. backlog calculated as of the closing or $1.35 million, whichever is greater, less the amount, if any, that assumed current liabilities, less assumed current assets exceeds $350 thousand. In addition to the purchase price payable at closing, Pierrel will pay Encorium a 10% commission on the value of any new contract, net of pass-through costs, executed after the closing date but prior to December 31, 2009, which constitute part of the Company’s pipeline at closing.

The closing of each transaction is subject to the completion of due diligence, execution of definitive agreements, and the fulfillment of certain closing conditions, including, with respect to the sale of Encorium Oy, stockholder approval.

Historically our net cash used in operations has been substantial. Our net cash used in operations for the three months ended March 31, 2009 was $3.0 million. Our cash and cash equivalents as of March 31, 2009 was $2.3 million. In the event the sales described above are not consummated, we anticipate that we will meet our cash requirements at least into the first quarter of 2010, assuming we are able to fully implement our current costs cutting initiatives, we are able to win additional contracts during fiscal 2009 and we are able to maintain our current customer contracts. In the event we are unable to do so, we will be required to obtain additional capital from external sources or significantly reduce our operating costs, which may include the cessation of operations in some countries or liquidation of the Company.

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

Given the current levels of the trading price of the Company’s common stock, if the Company were to raise additional capital by issuing equity securities, existing stockholders’ percentage ownership would be reduced and they would experience substantial dilution. If we were to raise additional funds by issuing debt securities, these debt securities would have rights, preferences, and privileges senior to those of our common stock, and the terms of the debt securities issued could impose significant restrictions on our operations. If we are unable to obtain additional capital, we will scale back our operations until such capital is obtained or seek stockholder approval to wind down operations and liquidate the Company. It is unclear whether there would be funds available for distribution to our stockholders if we seek stockholder approval to wind down operations. Any decision to liquidate the Company may occur at any point during or before the first quarter of 2010.

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

Net revenue is recognized on a proportional performance basis. We typically receive a low volume of large-dollar receipts. As a result, the number of days net revenue outstanding in accounts receivable, costs and estimated earnings in excess of related billings, customer advances, and billings in excess of related costs will fluctuate due to the timing and size of billings and cash receipts. At March 31, 2009, the net days revenue outstanding decreased by 13 days to (22) days compared to (35) days at December 31, 2008. Compared to December 31, 2008, accounts receivable increased $373 thousand to $4.2 million at March 31, 2009, primarily due an increase in billing related to our ongoing active clinical studies in Europe.

Costs and estimated earnings in excess of related billings on uncompleted contracts increased by $65 thousand to $1.5 million as of March 31, 2009 compared to $1.4 million as of December 31, 2008. The balance at March 31, 2009 primarily consisted of 3 clinical trials. The top two balances constituted 39% and 33% of the balance.

This balance is mostly attributable to a delay in the timing of billings compared to when the work was performed. The $800 thousand decrease in the liability account, billings in excess of related costs and estimated earnings on uncompleted contracts, to $2.5 million as of March 31, 2009 from $3.3 million as of December 31, 2008, resulted primarily from the performance of services related to client contracts. Customer advances decreased by $1.8 million to $3.5 million from $5.3 million as of December 31, 2008 resulting from utilization of advances received from our clients for investigator fees and pass through payments.

Our net cash used by operating activities was approximately $3 million for the three months ended March 31, 2009, compared to net cash used by operating activities of $2.8 million for the three months ended March 31, 2008. The $150 thousand increase is primarily related to increases in accounts receivable, prepaid expenses, cost and estimated earnings in excess of related billings on uncompleted contracts, other assets and decreases in accrued expenses for the three months ended March 31, 2009 as compared to same prior year period. Net cash used by investing activities was $12 thousand for the three months ended March 31, 2009 and represented purchases of computer equipment and software applications. This compares to net cash used by investing activities of $72 thousand for the three months ended March 31, 2008, which was also used to purchase computer equipment and software applications. Net cash provided by financing activities was $25 thousand for the three months ended March 31, 2009, compared with net cash provided by financing activities of $40 thousand for the three months ended March 31, 2008. The primary difference related to $46 thousand of short-term borrowings used to fund our European operations during the first three months of 2008

As a result of these cash flows, our cash and cash equivalents balance at March 31, 2009 was $2.3 million as compared to $5.7 million at December 31, 2008.

We purchased approximately $12 thousand of computer equipment and software applications for three months ended March 31, 2009. We anticipate capital expenditures of approximately $138,000—$188,000 during the remainder of 2009, primarily for leasehold improvements, software applications, workstations, personal computer equipment and related assets.

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

Market Risk

The fair value of cash and cash equivalents, investigator payment advances, accounts receivable, costs and estimated earnings in excess of related billings on uncompleted contracts, accounts payable, accrued expenses and billings in excess of related costs and estimated earnings on uncompleted contracts are not materially different than their carrying amounts as reported at March 31, 2009 and March 31, 2008.

Foreign Currency Exchange Risk

The Company is exposed to foreign currency exchange risk through its international operations. For the three months ended March 31, 2009, approximately 60% of our net revenue was derived from contracts denominated in other than U.S. Dollars compared to 30% of net revenues for the three months ended March 31, 2008. The increase in the percentage of net revenue derived from contracts denominated in currencies other than the U.S. Dollar is principally attributable to an increase in revenue generated by our European operations, favorable foreign exchange fluctuations, and a decrease in revenue generated by our U.S. operations. Since our financial results are reported in U.S. Dollars changes in foreign currency exchange rates could adversely affect our results of operations and financial condition. To date, we have not engaged in any derivative or contractual hedging activities related to our foreign exchange exposures.

Assets and liabilities of the Company’s international operations are translated into U.S. Dollars at exchange rates in effect on the balance sheet date and equity accounts are translated at historical exchange rates. Revenue and expense items are translated at average exchange rates in effect during the period. Gains or losses from translating foreign currency financial statements are recorded in a separate stockholders equity account entitled “Accumulated Other Comprehensive Income”. The cumulative translation adjustment included in accumulated other comprehensive income for the three months ended March 31, 2009 and 2008 was $402 thousand and $230 thousand, respectively.

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

Our management, including our principal executive and principal financial officers, has evaluated any changes in our internal control over financial reporting that occurred during the quarter ended March 31, 2009, and has concluded that there was no change that occurred during the quarter ended March 31, 2009 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

ITEM 1A.	RISK FACTORS

BUSINESS RISKS

We may not be able to meet our cash requirements without implementing cost cutting initiatives, increasing revenues, and maintaining current customer contracts; failure to do so will result in the need to raise additional capital or significantly reduce our operating costs, which may include the cessation of operations in certain countries or liquidation of the Company.

Historically our net cash used in operations has been substantial. Our net cash used in operations for the three months ended March 31, 2009 was $3.0 million. Our cash and cash equivalents as of March 31, 2009 was $2.3 million. In the event the sale of the U.S. business and the sale of our wholly-owned subsidiary, Encorium Oy, are not consummated, we anticipate that will meet our cash requirements at least into the first quarter of 2010, assuming we are able to fully implement our current costs cutting initiatives, we are able to win additional contracts during fiscal 2009 and we are able to maintain our current customer contracts. In the event we are unable to do so, in order for the Company to continue as a going concern we will be required to obtain additional capital from external sources or significantly reduce our operating costs, which may include the cessation of operations in some countries or liquidation of the Company.

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

Given the current levels of the trading price of the Company’s common stock, if the Company were to raise additional capital by issuing equity securities, existing stockholders’ percentage ownership would be reduced and they would experience substantial dilution. If we were to raise additional funds by issuing debt securities, these debt securities would have rights, preferences, and privileges senior to those of our common stock, and the terms of the debt securities issued could impose significant restrictions on our operations. If we are unable to obtain additional capital, we will scale back our operations until such capital is obtained or seek stockholder approval to wind down operations and liquidate the Company. It is unclear whether there would be funds available for distribution to our stockholders if we seek stockholder approval to wind down operations. Any decision to liquidate the Company may occur at any point during or before the first quarter of 2010.

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

The market prices of securities of thinly-traded companies such as ours generally are highly volatile. For example, since January 1, 2008, the price of our common stock reached a high of $2.42 on February 1, 2008 and a low of $.17 on March 23, 2009.

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

The Company follows the provisions of Statement of Financial Accounting Standards (“SFAS”) No. 141, “Business Combinations “ and SFAS No. 142, “ Goodwill and Other Intangible Assets ,” applicable to business combinations. In accordance with these standards, goodwill acquired in connection with the acquisition of Remedium was not amortized. Under SFAS No. 142, goodwill is subject to impairment testing annually or whenever events or changes in circumstances indicate that the carrying amount may not be fully recoverable. Management determined that it should perform its impairment testing of goodwill as of September 30, 2008 due to the continuing challenging business conditions and the resulting weakness in the Company’s stock price as of the end of its third quarter. The fair value for the reporting unit was estimated using the expected present value of future cash flows and market values of comparable companies using estimates, judgments and assumptions that Management believes were appropriate in the circumstances. As a result, the Company recorded an impairment charge of $1.86 million in the third quarter of 2008. The Company performed its annual impairment testing as of November 1, 2008. The fair value of the reporting unit was estimated using the expected present value of future cash flows and market values of comparable companies using estimates, judgments and assumptions that Management believes were appropriate in the circumstances. The sum of the fair value was reconciled to the Company’s current market capitalization. As a result of this reconciliation process the Company recorded an impairment charge related to goodwill of $12.5 million in the fourth quarter of 2008.

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

A significant portion of our contracts are at fixed prices. As a result, we bear the risk of cost overruns. If we fail to adequately price our contracts, fail to effectively estimate the cost to complete fixed price contracts, or if we experience significant cost overruns, our business, results of operations and financial condition could be materially and adversely affected. In addition, contacts with our clients are subject to change orders, which occur when the scope of work performed by us needs to be modified from what was originally contemplated by our contract with the client. This can occur, for example, when there is a change in a key study assumption or parameter or a significant change in timing. Under U.S. generally accepted accounting principles, we cannot recognize additional revenue anticipated from change orders until appropriate documentation is received by us from the client authorizing the change made. However, if we incur additional expense in anticipation of receipt of that documentation, we must recognize the expense as incurred. Further, we may not be successful convincing our clients to approve change orders which change the scope of current contracts. Such under-pricing or significant cost overruns could have a material adverse effect on our business, results of operations, financial condition or cash flows.

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

RISKS RELATED TO THE SALE OF THE COMPANY’S U.S. BUSINESS AND ENCORIUM OY

We may not be able to complete the sale of the Company’s assets of the U.S. business and Encorium Oy

Although we have entered into non-binding term sheets with purchasers for the assets of the U.S. business and Encorium Oy, we have not yet entered into definitive agreements with respect to such transactions. No assurances can be given that we will successfully conclude the sale of the U.S. business or Encorium Oy in a timely fashion or at all for a number of reasons, including, but not limited to (i) the failure of the purchasers to satisfactorily complete due diligence; (ii) our failure to obtain a fairness opinion relating to the sale price of the U.S. business and Encorium Oy; (iii) our inability to negotiate definitive agreements; and (vi) with respect to the sale of Encorium Oy, our inability to obtain the required stockholder approval. If the transactions are not completed, it may have a negative effect on our stock trading price.

We will incur significant expenses related to the proposed sale of the assets of the U.S. business and Encorium Oy.

The proposed sale of the assets of the U.S. Business and Encorium Oy will result in significant costs to Encorium. We expect these costs to consist primarily of fees for investment bankers, attorneys, accountants, filing fees, and financial printing. Our current estimates of these costs are preliminary and are subject to change. Accordingly, the aggregate amount of these costs may be greater than currently anticipated. The substantial majority of the costs will be incurred whether or not the proposed transactions are consummated.

We could lose clients as a result of uncertainty regarding the proposed sale of the U.S. assets and Encorium Oy

Uncertainty regarding the acquisition of the proposed sale of the assets of the U.S. business and Encorium Oy, as well as fear of diversion of management and employees attention during the transaction and integration period, could lead some clients to select other vendors. The loss of business from significant clients could have a negative effect on our business and thus our ability to consummate the transactions.

The proposed sale of the Company’s assets of the U.S. Business and Encorium Oy may not result in a premium to the current stock price.

The definitive terms of the transaction for the sale of the assets of the U.S. Business and Encorium Oy have not been negotiated. Any distribution to stockholders as a result of such sale may not be at a premium to the current market price of the common stock.

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

ENCORIUM GROUP, INC.

Dated: May 21, 2009	By:	/s/	David Ginsberg, D.O.
David Ginsberg, D.O., President and Chief Executive Officer
(Principal Executive Officer)

Dated: May 21, 2009	By:	/s/	Philip L. Calamia
Philip L. Calamia
Interim Chief Financial Officer
(Principal Accounting Officer)

S-1