Form 10-Q
period 2009-06-30
ENCORIUM GROUP INC
filed 2009-08-21
CIK 856569

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2009.

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from              to

Commission file number: 0-21145

ENCORIUM GROUP, INC.

(Exact name of registrant as specified in its charter)

Delaware	56-1668867
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

400 Berwyn Park 899 Cassatt Road, Suite 115, Berwyn, Pennsylvania	19312
(Address of principal executive offices)	(Zip Code)

610-989-4208

(Registrant’s telephone number, including area code)

One Glenhardie Corporate Center, 1275 Drummers Lane,

Suite 300, Wayne, Pennsylvania

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

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: As of August 12, 2009, there were 20,523,883 shares of Encorium Group, Inc. common stock issued, par value $.001 per share, which excludes 310,121 shares in treasury.

ENCORIUM GROUP, INC.

PART I. FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS

ENCORIUM GROUP, INC.

CONSOLIDATED CONDENSED BALANCE SHEETS

(UNAUDITED)

	June 30, 2009	December 31, 2008
Assets
Current Assets
Cash and cash equivalents	$838,696	$5,705,818
Investigator advances	0	1,088,768
Accounts receivable, less allowance of $0 and $97,000 for June 30, 2009 and December 31, 2008, respectively	2,790,665	4,624,161
Prepaid expenses and other	958,731	1,206,088
Prepaid taxes	46,117	28,290
Costs and estimated earnings in excess of related billings on uncompleted contracts	1,260,625	1,443,427

Total Current Assets	5,894,834	14,096,552

Property and Equipment, Net	314,191	1,211,929

Intangible Assets
Goodwill	1,361,520	1,366,269
Other intangibles, Net	3,579,665	3,733,517

Other assets, including net assets held for sale of $2.7M	3,177,303	684,666

Total Assets	$14,327,513	$21,092,933

Liabilities and Stockholders’ Equity
Current Liabilities
Accounts payable	$3,088,534	$3,624,071
Accrued expenses	2,799,343	3,004,627
Deferred taxes	272,676	206,173
Obligations under capital leases	46,076	72,542
Billings in excess of related costs and estimated earnings on uncompleted contracts	938,013	3,307,347
Customer advances	1,563,833	5,297,000

Total Current Liabilities	8,708,475	15,511,760

Long Term Liabilities
Obligations under capital leases	63,444	189,680
Deferred taxes	857,458	897,204
Other liabilities, including liabilities held for sale of $2.6M	2,901,254	316,516

Total Long Term Liabilities	3,822,156	1,403,400

Total Liabilities	12,530,631	16,915,160

Stockholders’ Equity
Common stock, $.001 par value 35,000,000 shares authorized, 20,834,004 shares issued and 20,523,883 shares outstanding, respectively	20,834	20,834
Additional paid-in capital	32,495,771	32,417,250
Additional paid-in capital warrants	905,699	905,699
Accumulated deficit	(32,916,484)	(29,737,430)
Accumulated other comprehensive income	2,017,751	1,298,109

Less:	2,523,571	4,904,462
Treasury stock, at cost, 310,121 shares	(726,689)	(726,689)

Total Stockholders’ Equity	1,796,882	4,177,773

Total Liabilities and Stockholders’ Equity	$14,327,513	$21,092,933

See accompanying notes to the consolidated condensed financial statements.

ENCORIUM GROUP, INC.

CONSOLIDATED CONDENSED STATEMENTS OF OPERATIONS

(UNAUDITED)

	Three Months Ended June 30,		Six Months Ended June 30,
	2009	2008	2009	2008
Net revenue	$4,483,263	$5,917,591	$9,021,436	$11,320,070
Reimbursement revenue	799,315	1,059,297	1,915,366	1,968,736

Total Revenue	5,282,578	6,976,888	10,936,802	13,288,806

Operating Expenses
Direct	3,421,073	3,796,212	6,364,975	7,506,880
Reimbursement out-of-pocket expenses	799,315	1,059,297	1,915,366	1,968,736
Selling, general and administrative	2,238,562	2,546,593	4,320,868	4,800,827
Depreciation and amortization	92,877	240,229	183,375	780,275

Total Operating Expenses	6,551,827	7,642,331	12,784,584	15,056,718

Loss from Operations	(1,269,249)	(665,443)	(1,847,782)	(1,767,912)

Interest Income	1,064	7,287	10,107	12,685
Interest Expense	(2,059)	(6,299)	(14,563)	(6,915)

Net Interest (Expense) Income	(995)	988	(4,456)	5,770

Other expense	—	—	—	—

Net Loss from continuing operations before Income Taxes	(1,270,244)	(664,455)	(1,852,238)	(1,762,142)

Income Tax Expense (Benefit)	11	54,766	(7,927)	68,896

Net Loss from continuing operations	$(1,270,255)	$(719,221)	$(1,844,311)	$(1,831,038)

Net loss from discontinued operations	(674,416)	(726,230)	(295,580)	(1,621,793)

Income Tax Expense (Benefit)	—	—	—	—

Net Loss	$(1,944,671)	$(1,445,451)	$(2,139,891)	$(3,452,831)

Weighted Average Common and Common Equivalent Shares Outstanding

Basic	20,523,883	20,603,140	20,523,883	20,603,140
Diluted	20,523,883	20,603,140	20,523,883	20,603,140

Net Loss per Common Share
Continuing Operations	$(0.06)	$(0.03)	$(0.09)	$(0.09)
Discontinued Operations	$(0.03)	$(0.04)	$(0.01)	$(0.08)

Net Loss per Common Share	$(0.09)	$(0.07)	$(0.10)	$(0.17)

See accompanying notes to the consolidated condensed financial statements.

ENCORIUM GROUP, INC.

CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS

(UNAUDITED)

	Six Months Ended June 30,
	2009	2008
Net Cash Used By Operating Activities	$(4,713,471)	$(4,610,070)

Investing Activities:
Prologue acquisition		(500,000)
Purchases of property and equipment	(36,258)	(102,732)

Net Cash Used By Investing Activities	(36,258)	(102,732)

Financing Activities:
Net payments under capital leases	(46,742)	(13,032)
Net cash from short-term borrowings	275,567	22,680

Net Cash Provided By Financing Activities	228,825	9,648

Effect of Exchange Rate Changes on Cash and Cash Equivalents	(346,218)	291,764

Net Decrease In Cash and Cash Equivalents	(4,867,122)	(4,911,390)

Cash and Cash Equivalents, Beginning of Period	5,705,818	9,109,456

Cash and Cash Equivalents, End of Period	$838,696	$4,198,066

See accompanying notes to the consolidated condensed financial statements.

ENCORIUM GROUP, INC.

NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS

(UNAUDITED)

1. DESCRIPTION OF BUSINESS:

In this discussion, the terms, “Company”, “we”, “us”, and “our”, refer to Encorium Group, Inc. and subsidiaries (formerly known as, “Covalent Group, Inc.”), except where it is made clear otherwise.

We are a clinical research organization that engages in the design and management of complex clinical trials for the pharmaceutical, biotechnology and medical device industries. We were initially incorporated in August 1998 in Nevada. In June 2002, we changed our state of incorporation to Delaware. In November 2006, we expanded our international operations with the acquisition of our wholly-owned subsidiary, Encorium Oy, a CRO founded in 1996 in Finland, which offers clinical trial services to the pharmaceutical and medical device industries. Since 2006 we have conducted substantially all of our European operations through Encorium Oy and its wholly-owned subsidiaries located in Denmark, Estonia, Sweden, Lithuania, Romania, Germany and Poland. On July 16, 2009 the Company sold substantially all of the assets relating to the Company’s US line of business to Pierrel Research USA, Inc., the result of which the Company no longer has any employees or significant operations in the United States. Due to this sale, for the six months ended June 30, 2009 and 2008, the results of the U.S. business have been presented as discontinued operations in the consolidated financial statements.

On May 11, 2009, we announced that we had entered into a non-binding letter of intent to sell our wholly-owned subsidiary, Encorium Oy, to a U.S. based clinical research organization. The terms of the transaction have not been announced and are continuing to be negotiated between the parties. The closing of the sale is subject to the completion if due diligence, execution of definitive agreements and stockholder approval. In the event the sale of Encorium Oy is consummated, the Company will no longer have any operations and the Board of Directors intend to, subject to stockholder approval, adopt a plan to liquidate and dissolve the Company and distribute liquidation proceeds, if any, to the stockholders. We anticipate the transaction will not close until the fourth quarter of 2009.

Historically our net cash used in operations has been substantial. Our net cash used in operations for the six months ended June 30, 2009 was $4.7 million. Our cash and cash equivalents as of June 30, 2009 was $839 thousand. In the event the sale of Encorium Oy is not consummated, we anticipate that we will be able to meet our cash requirements through June of 2010, assuming we are able to fully implement our current cost cutting initiatives, we are able to win additional contracts during fiscal 2009 and we are able to maintain our current customer contracts. If the sale of Encorium Oy is not consummated we will continue to seek strategic alternatives, including, but not limited to attempting to secure additional financing. Our ability to obtain additional financing in the future will depend in part upon prevailing capital market conditions, as well as conditions in our business and our operating results; and those factors may affect our efforts to arrange additional financing on terms that are satisfactory to us or at all. We have been working with an investment banking firm to seek strategic alternatives, including outside investments. To date, our efforts to secure additional investments have not proven successful given the general economic and lending environment coupled with the Company’s current financial position. If we are unable to secure additional financing on terms acceptable to us and on a timely basis, we may significantly reduce our operating costs, which may include the cessation of operations in some countries or seek stockholder approval to liquidate and dissolve. Any decision to liquidate and dissolve the Company may occur at any point during or before the first quarter of 2010. It is unclear whether there would be funds available for distribution to our stockholders in these instances. Our consolidated financial statements do not include any adjustment to reflect the possible future effects on the recoverability or classification of assets or the amounts and classification of liabilities that may result from the outcome of our ability to continue as a going concern.

The accompanying consolidated condensed financial statements have been prepared on the basis of the Company continuing as a going concern. However, the factors summarized above have raised substantial doubt about our ability to continue as a going concern for the foreseeable future

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES:

Basis of Presentation

The accompanying unaudited financial statements for the six months ended June 30, 2009 have been prepared in accordance with accounting principles generally accepted in the United States of America (“generally accepted accounting principles”) for interim financial information and with the instructions to Form 10-Q and Article 8 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (primarily consisting of normal recurring adjustments) considered necessary for a fair presentation have been included. Operating results for the six months ended June 30, 2009 may not necessarily be indicative of the results that may be expected for other quarters or for the year ending December 31, 2009. For further information, refer to the financial statements and footnotes thereto included in our Annual Report on Form 10-K for the year ended December 31, 2008.

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

Consolidation

The consolidated condensed financial statements for the six months ended June 30, 2009 and 2008 include our accounts and the accounts of our wholly-owned subsidiaries. Intercompany transactions and balances have been eliminated in consolidation.

Investigator Advances

We received advance payments from a small number of our clients as part of certain long-term contracts, which require us to maintain separate cash accounts to be utilized for payment of investigator fees. As of June 30, 2009 and December 31, 2008, this cash amount was $0 and $1.1 million, respectively. This amount is also included in Customer Advances, a component of current liabilities, in the accompanying balance sheets.

Accounts Receivable

Accounts receivable, net of an allowance for doubtful accounts, consists of customer billings pursuant to contractual terms related to work performed as of June 30, 2009. In general, amounts become billable upon the achievement of billing mechanisms or in accordance with predetermined payment schedules set forth in the contracts with our clients. Included in accounts receivable are amounts due from clients in connection with unbilled out-of-pocket pass-through costs in the amount of $ 0 as of June 30, 2009 and $369 thousand as of December 31, 2008.

Concentration of Credit Risk

Our accounts receivable and costs and estimated earnings in excess of related billings on uncompleted contracts are concentrated with a number of companies within the pharmaceutical, biotechnology and medical device industries. The majority of this exposure is to large, well established firms. Credit losses have historically been minimal. As of June 30, 2009, the total of accounts receivable and costs and estimated earnings in excess of related billings on uncompleted contracts was $4.1 million. Of this amount, the exposure to our three largest clients was 53% of the total, with the three largest clients representing 33%, 11% and 9% of total exposure, respectively. As of December 31, 2008, the total of accounts receivable and costs and estimated earnings in excess of related billings on uncompleted contracts was $6.1 million. Of this amount, the exposure to our three largest clients was 38% of the total, with the three largest clients representing 15%, 12%, and 11% of total exposure, respectively.

Customer Advances

Several client contracts contain provisions that allow us to bill and receive advance payments to be utilized for investigator fees and reimbursable expenses. In some instances, the client requires that we maintain separate cash accounts to be utilized for investigator fees, which are included as Investigator Advances as a component of current assets. Funds received as customer advances, excluding investigator advances for which separate cash accounts are required as part of our contract with the client, are included as part of Cash and cash equivalents. The balance of customer advances, including investigator advances of $0, was $1.6 million as of June 30, 2009. As of June 30, 2009, there were no material customer advances billed, but not received.

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

Reimbursable Out-of-Pocket Expenses

On behalf of our clients, we pay fees to investigators and other out-of-pocket costs for which we are reimbursed at cost, without mark-up or profit. Effective January 1, 2002, in connection with the required implementation of Financial Accounting Standards Board (“FASB”) Emerging Issues Task Force (“EITF”) Rule No. 01-14, “Income Statement Characterization of Reimbursements Received for ‘Out-of-Pocket’ Expenses Incurred” (“EITF 01-14”), out-of-pocket costs are now included in Operating Expenses, while the reimbursements received are reported separately as Reimbursement Revenue in the Consolidated Statements of Operations.

As is customary in the industry, we will continue to exclude from revenue and expense in the Consolidated Statements of Operations fees paid to investigators and the associated reimbursement since we acts as an agent on behalf of the clinical trial sponsors with regard to investigator payments, in accordance with EITF No. 99-19, “Reporting Revenue Gross as a Principal versus Net as an Agent” (“EITF 99-19”). These investigator fees are not reflected in our Net Revenue, Reimbursement Revenue, Reimbursement Out-of-Pocket Expenses, and/or Direct Expenses. The amounts of investigator fees for the three months ended June 30, 2009 and 2008 were $491 thousand and $1.2 million, respectively. The amount of investigator fees for the six months ended June 30, 2009 and 2008 were $983 thousand and $3.3 million, respectively.

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

Goodwill and Intangible Assets

The Company follows the provisions of SFAS No. 141, “Business Combinations,” (“SFAS No. 141”) and SFAS No. 142, “Goodwill and Other Intangible Assets,” (“SFAS No. 142”) applicable to business combinations. The Company also follows the provisions of SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets,” (“SFAS No. 144”) applicable to its accounting for impairment of goodwill and intangible assets. In accordance with these standards, goodwill acquired in connection with the acquisition of Encorium Oy (formerly Remedium) was not amortized. However, the identifiable intangible assets acquired in connection with the acquisition of Encorium Oy are being amortized over their useful lives. Under SFAS No. 142, goodwill is subject to impairment testing annually or whenever events or changes in circumstances indicate that the carrying amount may not be fully recoverable. If carrying value exceeds current fair value, then goodwill is considered impaired and is reduced to fair value via a charge to earnings. The identifiable intangibles acquired in connection with the acquisition of Encorium Oy are also subject to impairment testing under SFAS No. 142, whenever events or changes in circumstances indicate that the carrying amount may not be fully recoverable. The Company performed its annual impairment testing as of November 1, 2008. The fair value of the reporting unit was estimated using the expected present value of future cash flows and market values of comparable companies using estimates, judgments and assumptions that Management believes were appropriate in the circumstances. The sum of the fair value was reconciled to the Company’s current market capitalization. As a result of this reconciliation process the Company recorded an impairment charge related to goodwill of $12.5 million in the fourth quarter of 2008.

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

In September 2006, the FASB issued SFAS No. 158, “Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans (“SFAS No. 158”) —an amendment of FASB Statements No. 87, 88, 106, and 132(R)”. SFAS No. 158 requires an employer to recognize the over funded or under funded status of a defined benefit postretirement plan (other than a multiemployer plan) as an asset or liability in its statement of financial position and to recognize changes in that funded status in the year in which the changes occur through comprehensive income of a business. SFAS No. 158 also requires an employer to measure the funded status of a plan as of the date of its year-end statement of financial position, with limited exceptions. This statement is effective for the first fiscal year ending after December 15, 2006 for initial recognition and December 15, 2008 for measurement of plan assets and benefit obligations. We adopted SFAS No. 158 and have determined that it did not have a material impact on our consolidated financial statements or results of operations.

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

4. EARNINGS PER SHARE

Earnings per share is calculated in accordance with SFAS No. 128, “Earnings Per Share” (“SFAS No. 128”). Basic earnings per share is computed by dividing net income for the period by the weighted average number of common shares outstanding during the period. Diluted earnings per share is computed by dividing net income by the weighted average number of common shares plus the dilutive effect of outstanding stock options under our equity incentive plans. Stock options outstanding not included in the table below because of their anti-dilutive effect for the three and six months ended June 30, 2009 were 780,000.

The net loss and weighted average common and common equivalent shares outstanding for purposes of calculating net loss per common share were computed as follows:

	Three months ended June 30,		Six months ended June 30,
	2009	2008	2009	2008
Net Income (Loss)	$(1,944,671)	$(1,445,451)	$(2,139,891)	$(3,452,831)

Weighted average number of common shares outstanding used in computing basic earnings per share	20,532,883	20,601,140	20,532,883	20,601,140
Dilutive effect of stock options outstanding	—	—	—	—
Weighted average shares used in computing diluted earnings per share	20,532,883	20,601,140	20,532,883	20,601,140

Basic earnings (loss) per share	$(0.09)	$(0.07)	$(0.10)	$(0.17)
Diluted earnings (loss) per share	$(0.09)	$(0.07)	$(0.10)	$(0.17)

5. COMPREHENSIVE INCOME

A reconciliation of comprehensive loss in accordance with SFAS No. 130, “Reporting Comprehensive Income” is as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2009	2008	2009	2008
Net loss	$(1,944,671)	$(1,445,451)	$(2,139,891)	$(3,452,831)

Foreign currency translation adjustment	1,121,646	(86,957)	719,642	185,470

Comprehensive income (loss)	$(823,025)	$(1,532,408)	$(1,420,249)	$(3,267,361)

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

The following table summarizes the distribution of net revenue and contracts with significant clients:

	Three Months Ended June 30,				Six Months Ended June 30,
	2009		2008		2009		2008
	Percentage of Revenues	Number of Contracts	Percentage of Revenues	Number of Contracts	Percentage of Revenues	Number of Contracts	Percentage of Revenues	Number of Contracts
Client A	35%	11	11%	1	34%	11	12%	1
Client B	9%	3	7%	6	8%	3	10%	6
Client C	8%	12	10%	7	8%	12	9%	7

Top Clients	52%	26	28%	14	50%	26	31%	14

Client A, B and C in the table above represent the largest clients for each period, but do not represent the same client for each year shown. We have no other customers that comprise more than 10% of our net revenues.

The following table summarizes the distribution of net revenues from external clients by geographical region for the three and six months ended June 30, 2009 and 2008.

	Three Months Ended June 30,		Six Months Ended June 30,
	2009	2008	2009	2008
Finland	$2,587,476	$3,564,686	$5,319,081	$7,067,328
Rest of Europe	1,895,787	2,498,640	3,702,355	4,402,815

Total	$4,483,263	$6,063,326	$9,021,436	$11,470,143

The following table summarizes the distribution of the Company’s long lived assets by geographical region as of June 30, 2009 and December 31, 2008.

	June 30, 2009	December 31, 2008
U.S.	$0	$881,666
Europe	5,255,376	5,430,049

Total	$5,255,376	$6,311,715

7. OTHER LIABILITIES

Of the $2.9 million of other liabilities as of June 30, 2009, $2.6 million represents obligations of our U.S. Business which was sold on July 16, 2009. This amount relates to deferred revenue and customer advances which were transferred to the buyer as part of the sale (see notes 13 and 14).

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

Share-Based Compensation

Effective January 1, 2006 we adopted SFAS No. 123R using the Modified Prospective Approach. SFAS No. 123R revises SFAS No. 123, “Accounting for Stock-Based Compensation”. SFAS No. 123R requires the cost of all share-based payments to employees, including grants of employee stock options, to be recognized in the financial statements based on their fair values at grant date, or the date of later modification, over the requisite service period.

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

For the three months and six months ended June 30, 2009, SFAS 123R resulted in incremental stock-based compensation expense of $22 thousand and $79 thousand, respectively, or $0.01 and $0.01 on a basic and diluted earning per share basis. For the three and six months ended June 30, 2008, SFAS 123R resulted in incremental stock-based compensation expense of $63 thousand and $134 thousand, respectively, or $0.01 and $0.01 on a basic and diluted earning per share basis. The compensation expense associated with SFAS 123R did not have a net impact on cash flows from operating, investing or financing activities. A deduction is not allowed for income tax purposes until the options are exercised. The amount of the income tax deduction will be the difference between the fair value of the Company’s common stock and the exercise price at the date of exercise. The tax effect of the income tax deduction in excess of the financial statement expense will be recorded as an increase in additional paid-in-capital. Accordingly, SFAS 123R requires the recognition of a deferred tax asset for the tax effect of the financial statement expense recorded. However, due to our recent loss history, and uncertainty regarding the realization of deferred tax assets, deferred tax assets have been fully reserved as of June 30, 2009. The net operating losses incurred to date by the Company are being carried forward and may be applied against future taxable income subject to certain limitations set forth in Section 382 of the Internal Revenue Code.

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

	Three Months Ended June 30,		Six Months Ended June 30,
	2009	2008	2009	2008
Risk-free interest rate	—	3.63%	2.20% - 2.55%	2.91% - 2.93%
Expected dividend yield	—	—	—	—
Expected life	—	7 years	7 years	7 years
Expected volatility	—	49.70%	72.50%	55.15%
Forfeiture rate	—	15.00%	15.00%	15.00%

A summary of award activity under the stock option plans as of June 30, 2009 and changes during the six month period is presented below:

	Number of Shares	Range of Exercise Prices per Share	Average Exercise Price per Share	Intrinsic Value
Options outstanding at December 31, 2008	954,083	$0.24 - 6.08	$2.29	(2,013,115)
Granted	102,750	.19 - .29	0.29	(11,303)
Exercised	—	—	—	—
Canceled	(23,417)	2.50 - 2.60	2.52	54,827

Options outstanding at March 31, 2009	1,033,416	$0.19 - 6.08	$0.91	(754,394)
Granted	—	—	—	—
Exercised	—	—	—	—
Canceled	(253,416)	.19 - 4.10	1.27	276,223

Options outstanding at June 30, 2009	780,000	$0.24 - 6.08	$0.79	(475,800)

Vested options outstanding at:
June 30, 2009	66,665	$1.60 - 6.08	$3.70	($234,661)
Non-vested options outstanding at:
June 30, 2009	713,335	$0.24 - 6.08	$0.52	($241,722)

Approximately 218,167 options, net of forfeitures, of the 713,335 non-vested options as of June 30, 2009 will vest within the next year.

As of June 30, 2009, there was approximately $290 thousand of total unrecognized compensation cost related to unvested share-based compensation awards granted under the stock option plans. That cost is expected to be recognized over a weighted-average period of approximately 2 years.

Based upon the above assumptions, the weighted average fair value of the stock options granted for the three months ended June 30, 2009 and 2008 was $0 and $0.89, respectively. There were no options granted for the three months ended June 30, 2009. The weighted average fair value of the stock options granted for the six months ended June 30, 2009 and 2008 was $0.20 and $1.02, respectively.

The Company has a policy of issuing new shares to satisfy share option exercises.

The following table summarizes information regarding stock options outstanding at June 30, 2009:

	Options Outstanding
Range of Exercise Prices	Number Outstanding at June 30, 2009	Weighted Average Remaining Contractual Life in Years	Weighted Average Exercise Price per Share
$0.01-$0.50	655,000	9.36	$0.30
$1.51-$2.00	45,000	8.80	1.77
2.01-2.50	25,000	1.00	2.25
2.51-3.00	15,000	8.38	2.67
$6.00 - $6.50	40,000	7.57	6.08

	780,000	8.95	$0.79

The following table summarizes information regarding exercisable stock options at June 30, 2009:

	Options Exercisable
Range of Exercise Prices	Number of Exercisable Options at June 30, 2009	Weighted Average Remaining Contractual Life in Years	Weighted Average Exercise Price Per Share
$1.51-$2.00	14,999	8.80	$1.77
2.01-2.50	20,000	1.00	2.25
2.51-3.00	5,000	8.38	2.67
3.01-3.50	—	—	—
3.51-4.00	—	—	—
4.01-4.50	—	—	—
$6.00 - $6.50	26,666	7.57	6.08

	66,665	5.94	$3.70

A summary of stock options expected to vest in the next twelve months is as follows:

	Options Expected To Vest
Range of Exercise Prices	Options Expected to Vest Net of Fortietures	Weighted Average Remaining Contractual Life in Years	Weighted Average Exercise Price Per Share
$0.01-$0.50	185,584	9.36	$0.30
1.51-2.00	12,749	8.80	1.77
2.01-2.50	4,250	1.00	2.25
2.51-3.00	4,250	8.38	2.67
3.01-3.50	—	—	—
3.51-4.00	—	—	—
4.01-4.50	—	—	—
$6.00 - $6.50	11,334	7.57	6.08

	218,167	9.05	$0.77

9. SUPPLEMENTAL CASH FLOW INFORMATION

No income tax payments were required for the six months ended June 30, 2009 and 2008, respectively. Cash paid for interest for the six months ended June 30, 2009 and 2008 was approximately $15 thousand and $7 thousand, respectively. We did not enter into any capital lease obligations during the six months ended June 30, 2009 and 2008. We did not acquire any property and equipment through leasing arrangements during the six months ended June 30, 2009 or 2008, respectively.

10. GOODWILL AND OTHER INTANGIBLES

The Company follows the provisions of SFAS No. 141, “Business Combinations,” and SFAS No. 142, “Goodwill and Other Intangible Assets,” applicable to business combinations. The amount of Goodwill that resulted from the Encorium Oy (formerly Remedium) acquisition, including deferred taxes of $1,697,724, was $15,388,299. In accordance with SFAS No. 141 the amount of goodwill resulting from the Encorium Oy acquisition was determined as the excess of cost over the fair values of acquired net assets. In accordance with these standards, goodwill acquired in connection with the acquisition of Encorium Oy was not amortized.

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

The Company also acquired $6.5 million of identifiable intangible assets in connection with the Encorium Oy acquisition. Of the $6.5 million of acquired intangible assets, $3.9 million was attributed to customer relationships, $2.6 million was attributable to backlog and $53 thousand was attributable to a non-compete agreement. All of these intangibles are subject to amortization on a straight-line basis. The estimated useful lives for customer relationships, backlog and non-compete agreement are 16 years, 18 months and 4 years, respectively. Amortization expense for the three months ended June 30, 2009 and 2008 was $68 thousand and $209 thousand, respectively. Amortization expense for the six months ended June 30, 2009 and 2008 was $133 thousand and $707 thousand, respectively. The estimated amortization of intangibles expense to be recorded in future periods is as follows:

2009	$132,451
2010	262,592
2011	251,035
2012	251,035
2013	251,035

11. INCOME TAXES

The Company accounts for income taxes in accordance with the provisions of SFAS No. 109, “Accounting for Income Taxes”. SFAS No. 109 requires recognition of deferred tax liabilities and assets for the future expected tax consequences of events that have been included in the financial statements or tax returns. Under this method deferred tax liabilities and assets are determined based on the difference between the financial statement tax bases of assets and liabilities using enacted tax rates in effect for the year in which the differences are expected to reverse. At June 30, 2009, the Company recorded a full valuation allowance against its net deferred tax assets and net operating loss carry-forwards given that it is more likely than not that the deferred tax asset will not be realized.

The Company adopted the provisions of Financial Interpretation Number 48 (“FIN 48”), “Accounting for Uncertainty in Income Taxes, an interpretation of SFAS 109” on January 1, 2007. The implementation of FIN 48 did not result in any adjustment of the Company’s beginning tax positions. The impact of the Company’s reassessment of its tax positions in accordance with FIN 48 had no material impact on the results of operations, financial condition or liquidity for the six months ended June 30, 2009. As of December 31, 2008, the Company had unrecognized United States federal and state net operating loss carryforwards of approximately $8.8 million and $13.4 million, respectively. Future changes in the unrecognized tax benefit, will have no impact on the effective tax rate due to the existence of the valuation allowance.

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

13. SUBSEQUENT EVENT

The Company has evaluated subsequent events through the issuance of these consolidated condensed financial statements on August 21, 2009.

On July 16, 2009, we sold the Company’s U.S. business to Pierrel Research USA, Inc. a wholly-owned subsidiary of Pierrel SpA, an international contract research organization listed on Milano’s Stock Exchange. Due to this sale, for the three and six months ended June 30, 2009 and 2008, the operating results of the U.S. business have been presented as discontinued operations in the consolidated condensed financial statements. See note 14.

14. DISCONTINUED OPERATIONS

On July 17, 2009, the Company sold its U.S. business to Pierrel Research USA, Inc., a wholly-owned subsidiary of Pierrel SpA, an international contract research organization listed on Milano’s Stock Exchange. The purchase price of $2.7 million was paid via cash of $80 thousand and the assumption of $2.6 million of liabilities. As a result of the sale, the results of the U.S. business are included in discontinued operations in the Company’s consolidated statements of operations. In addition, any assets and liabilities related to these discontinued operations are presented separately on the consolidated balance sheets and any cash flows related to these discontinued operations are presented separately in the consolidated statements of cash flows. All prior period information has been reclassified to be consistent with the current period presentation. The following amounts related to the U.S. Business were derived from historical financial information and have been segregated from continued operations and reported as discontinued operations:

	Three Months Ended June 30,		Six Months Ended June 30,
	2009	2008	2009	2008
Net revenue	$1,315,759	$2,344,887	$3,803,012	$4,426,014
Reimbursement revenue	301,704	322,231	891,818	518,822

Total Revenue	1,617,463	2,667,118	4,694,830	4,944,836

Operating Expenses
Direct	1,058,491	1,860,886	2,481,765	3,689,889
Reimbursement out-of-pocket expenses	301,704	322,231	891,818	518,822
Selling, general and administrative	730,480	1,180,068	1,315,048	2,398,705
Depreciation and amortization	99,434	103,721	199,865	208,952

Total Operating Expenses	2,190,109	3,466,906	4,888,496	6,816,368

Loss from Operations	(572,646)	(799,788)	(193,666)	(1,871,532)

Interest Income	1,501	21,658	3,377	70,833
Interest Expense	(1,898)	(2,373)	(3,918)	(4,860)

Net Interest (Expense) Income	(397)	19,285	(541)	65,973

Other expense	(101,373)	—	(101,373)	—

Net Loss before Income Taxes	(674,416)	(780,503)	(295,580)	(1,805,559)

Income Tax Expense (Benefit)	—	(54,273)	—	(183,766)

Net Loss	$(674,416)	$(726,230)	$(295,580)	$(1,621,793)

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

Historically, our net cash used in operations has been substantial. Our net cash used in operations for the six months ended June 30, 2009 was $4.7 million. Our cash and cash equivalents as of June 30, 2009 was $839 thousand. In the event the sale of our wholly-owned subsidiary, Encorium Oy, is not consummated, we anticipate that will meet our cash requirements at least into the second quarter of 2010, assuming we are able to fully implement our current costs cutting initiatives, we are able to win additional contracts during fiscal 2009 and we are able to maintain our current customer contracts. In the event we are unable to do so, in order for the Company to continue as a going concern we will be required to obtain additional capital from external sources or significantly reduce our operating costs, which may include the cessation of operations in some countries or liquidation and dissolution of the Company.

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

The market prices of securities of thinly-traded companies such as ours generally are highly volatile. For example, since January 1, 2008, the price of our common stock reached a high of $2.42 on February 1, 2008 and a low of $.10 on August 6, 2009.

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

The Company follows the provisions of Statement of Financial Accounting Standards (“SFAS”) No. 141, “Business Combinations “ and SFAS No. 142, “ Goodwill and Other Intangible Assets ,” applicable to business combinations. In accordance with these standards, goodwill acquired in connection with the acquisition of Encorium Oy (formerly Remedium) was not amortized. Under SFAS No. 142, goodwill is subject to impairment testing annually or whenever events or changes in circumstances indicate that the carrying amount may not be fully recoverable. The Company performed its annual impairment testing as of November 1, 2008. The fair value of the reporting unit was estimated using the expected present value of future cash flows and market values of comparable companies using estimates, judgments and assumptions that Management believes were appropriate in the circumstances. The sum of the fair value was reconciled to the Company’s current market capitalization. As a result of this reconciliation process the Company recorded an impairment charge related to goodwill of $12.5 million in the fourth quarter of 2008.

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

Historically, projects in the fields of cardiovascular, oncology, immunology, vaccines, medical devices as well as clinical staff outsourcing have represented 50-75% of our European project work, although the mix of projects is subject to change from year to year. For the six months ended June 30, 2009, net revenues from our three largest clients amounted to 50% of our net revenues with the three largest clients representing 34%, 8%, and 8% of our net revenues, respectively. For the year ended December 31, 2008, net revenues from our three largest clients amounted to 29% of our net revenues, with the three largest clients representing 10%, 10% and 9% of our net revenues, respectively. None of our European clients represented more than 10% of our net revenues in 2008. For the year ended December 31, 2007, net revenues from our three largest clients amounted to 38% of our net revenues, with the three largest clients representing 15%, 12% and 11%, respectively.

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

For the last 30 consecutive business days the bid price of our common stock has closed below the minimum $1.00 per share required for continued inclusion on the NASDAQ Capital Market, and consequently we are not in compliance with the requirements for continued listing of our common stock. However, given the current extraordinary market conditions, NASDAQ has suspended enforcement of the bid price and market value of publicly held shares requirements through July 31, 2009. As a result, if the Company’s closing bid price of the Company’s common stock is less than $1.00 for a period of thirty consecutive days after July 31, 2009, we may receive notification from NASDAQ that our common stock will be delisted from the NASDAQ Capital Market unless the stock closes at or above $1.00 per share for at least ten consecutive days during the 180-day period following such notification.

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

Failure to comply with Section 404 of the Sarbanes-Oxley Act could negatively impact the market price of our stock.

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

Since the sale of our U.S. Business on July 16, 2009, all of our operations are conducted outside the U.S. and we anticipate that revenues from foreign operations will grow. Accordingly, our business is subject to risks associated with doing business internationally, including:

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

We have substantial exposure to currency risks.

Since the sale of our U.S. Business on July 16, 2009, all of our operations are conducted outside the U.S.We operate in many foreign countries and are subject to exchange rate gains and losses for multiple currencies. We may also be subject to foreign currency transaction risk when our service contracts are denominated in a currency other than the currency in which we incur expenses or earn fees related to such contracts. Changes in the exchange rate foreign currencies and the U.S. dollar could materially affect the translation of our subsidiaries’ financial results into U.S. dollars for purposes of reporting our consolidated financial results.

RISKS RELATED TO THE SALE OF THE COMPANY’S WHOLLY-OWNED SUBSIDIARY, ENCORIUM OY

We may not be able to complete the sale of the Company’s wholly-owned subsidiary, Encorium Oy

Although we have entered into a non-binding term sheet with a purchaser for Encorium Oy, we have not yet entered into a definitive agreement with respect to this transaction. No assurances can be given that we will successfully conclude the sale of Encorium Oy in a timely fashion or at all for a number of reasons, including, but not limited to (i) the failure of the purchaser to satisfactorily complete due diligence; (ii) our failure to obtain a fairness opinion relating to the sale price of Encorium Oy; (iii) our inability to negotiate a definitive agreement; and (vi) our inability to obtain the required stockholder approval. If the transaction is not completed, it may have a negative effect on our stock trading price. If the sale of Encorium Oy is not consummated we will continue to seek strategic alternatives, including, but not limited to attempting to secure additional financing. Our ability to obtain additional financing in the future will depend in part upon prevailing capital market conditions, as well as conditions in our business and our operating results; and those factors may affect our efforts to arrange additional financing on terms that are satisfactory to us or at all. We have been working with an investment banking firm to seek strategic alternatives, including outside investments. To date, our efforts to secure additional investments have not proven successful given the general economic and lending environment coupled with the Company’s current financial position. If we are unable to secure additional financing on terms acceptable to us and on a timely basis, we may significantly reduce our operating costs, which may include the cessation of operations in some countries or seek stockholder approval to liquidate and dissolve. Any decision to liquidate and dissolve the Company may occur at any point during or before the first quarter of 2010. It is unclear whether there would be funds available for distribution to our stockholders in these instances.

We will incur significant expenses related to the proposed sale of Encorium Oy.

The proposed sale of Encorium Oy will result in significant costs to Encorium. We expect these costs to consist primarily of fees for investment bankers, attorneys, accountants, filing fees, and financial printing. Our current estimates of these costs are preliminary and are subject to change. Accordingly, the aggregate amount of these costs may be greater than currently anticipated. The substantial majority of the costs will be incurred whether or not the proposed transaction is consummated. These expenses will decrease the remaining cash available for eventual distribution to the stockholders in connection with any dissolution and liquidation or for use in connection with future operations of the business.

We could lose clients as a result of uncertainty regarding the proposed sale of Encorium Oy

Uncertainty regarding the acquisition of the proposed sale of Encorium Oy, as well as fear of diversion of management and employees attention during the transaction and integration period, could lead some clients to select other vendors. The loss of business from significant clients could have a negative effect on our business and thus our ability to consummate the transaction.

The proposed sale of Encorium Oy may not result in a premium to, and may be less than, the current stock price.

The definitive terms of the transaction for the sale of Encorium Oy have not been negotiated. Any distribution to stockholders as a result of such sale may not be at a premium to and could be less than the current market price of the common stock.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

In this discussion, the terms “Company,” “we,” “us” and “our” refer to Encorium Group, Inc. and our consolidated subsidiaries, except where it is made clear otherwise.

Forward Looking Statements

When used in this Report on Form 10-Q and in other public statements, both oral and written, by the Company and Company officers, the words “estimate,” “project,” “expect,” “intend,” “believe,” “anticipate” and similar expressions are intended to identify forward-looking statements regarding events and trends that may affect our future operating results and financial position. Such statements are subject to risks and uncertainties that could cause our actual results and financial position to differ materially. Such factors include, among others: (i) the risk that we may not have sufficient funds to operate our business; (ii) our success in attracting new business and retaining existing clients and projects; (iii) the size, duration and timing of clinical trials we are currently managing may change unexpectedly; (iv) the termination, delay or cancellation of clinical trials we are currently managing could cause revenues and cash-on-hand to decline unexpectedly; (v) the timing difference between our receipt of contract milestone or scheduled payments and our incurring costs to manage these trials; (vi) outsourcing trends in the pharmaceutical, biotechnology and medical device industries; (vii) the ability to maintain profit margins in a competitive marketplace; (viii) our ability to attract and retain qualified personnel; (ix) the sensitivity of our business to general economic conditions; (x) other economic, competitive, governmental and technological factors affecting our operations, markets, products, services and prices; (xi) announced awards received from existing and potential customers are not definitive until fully negotiated contracts are executed by the parties; (xii) our backlog may not be indicative of future results and may not generate the revenues expected; (xiii) our ability to consummate the sale of Encorium Oy; and (xiv) uncertainties regarding the availability of additional capital and continued listing of our common stock on Nasdaq. You should not place undue reliance on any forward-looking statement. We undertake no obligation to publicly release the result of any revision of these forward-looking statements to reflect events or circumstances after the date they are made or to reflect the occurrence of unanticipated events. Please refer to the section entitled “Risk Factors” beginning on page 46 in this Quarterly Report on Form 10-Q for the quarter ended June 30, 2009 for a more complete discussion of factors which could cause our actual results and financial position to change.

Overview

We are a clinical research organization that engages in the design and management of complex clinical trials for the pharmaceutical, biotechnology and medical device industries. We were initially incorporated in August 1998 in Nevada. In June 2002, we changed our state of incorporation to Delaware. In November 2006, we expanded our international operations with the acquisition of our wholly-owned subsidiary, Encorium Oy, a CRO founded in 1996 in Finland, which offers clinical trial services to the pharmaceutical and medical device industries. Since 2006 we have conducted substantially all of our European operations through Encorium Oy and its wholly-owned subsidiaries located in Denmark, Estonia, Sweden, Lithuania, Romania, Germany and Poland. On July 16, 2009 the Company sold substantially all of the assets relating to the Company’s US line of business to Pierrel Research USA, Inc., the result of which the Company no longer has any employees or significant operations in the United States. Due to this sale, for the six months ended June 30, 2009 and 2008, the results of the U.S. business have been presented as discontinued operations in the consolidated financial statements.

The following discussion should be read in conjunction with the Company’s consolidated financial statements and notes thereto.

On May 11, 2009, we announced that we had entered into a non-binding letter of intent to sell our wholly- owned subsidiary, Encorium Oy, to a U.S. based clinical research organization. The terms of the transaction have not been announced and are continuing to be negotiated between the parties. The closing of the sale is subject to the completion if due diligence, execution of definitive agreements and stockholder approval. In the event the sale of Encorium Oy is consumated, the Company will no longer have any operations and the Board of Directors intend to, subject to stockholder approval, adopt a plan to liquidate and dissolve the Company and distribute liquidation proceeds, if any, to the stockholders. We anticipate the transaction will not close until the fourth quarter of 2009.

Historically our net cash used in operations has been substantial. Our net cash used in operations for the six months ended June 30, 2009 was $4.7 million. Our cash and cash equivalents as of June 30, 2009 was $839 thousand. In the event we do not consummate the sale described above, we anticipate that will meet our cash requirements at least into the second quarter of 2010, assuming we are able to fully implement our current costs cutting initiatives, we are able to win additional contracts during fiscal 2009 and we are able to maintain our current customer contracts. If the sale of Encorium Oy is not consummated we will continue to seek strategic alternatives, including, but not limited to attempting to secure additional financing. Our ability to obtain additional financing in the future will depend in part upon prevailing capital market conditions, as well as conditions in our business and our operating results; and those factors may affect our efforts to arrange additional financing on terms that are satisfactory to us or at all. We have been working with an investment banking firm to seek strategic alternatives, including outside investments. To date, our efforts to secure additional investments have not proven successful given the general economic and lending environment coupled with the Company’s current financial position. If we are unable to secure additional financing on terms acceptable to us and on a timely basis, we may significantly reduce our operating costs, which may include the cessation of operations in some countries or seek stockholder approval to liquidate and dissolve. Any decision to liquidate and dissolve the Company may occur at any point during or before the first quarter of 2010. It is unclear whether there would be funds available for distribution to our stockholders in these instances. Our consolidated financial statements do not include any adjustment to reflect the possible future effects on the recoverability or classification of assets or the amounts and classification of liabilities that may result from the outcome of our ability to continue as a going concern.

The accompanying consolidated financial statements have been prepared on the basis of the Company continuing as a going concern. However, the factors summarized above have raised substantial doubt about our ability to continue as a going concern for the foreseeable future

Net revenue is derived principally from the design, management and monitoring of clinical research studies. Clinical research service contracts generally have terms ranging from several months to several years. A portion of the contract fee is generally payable upon execution of the contract, with the balance payable in installments over the life of the contract. Several of our older contracts contain payment schedules that are weighted towards the later stages of the contract. A significant portion of our net revenue is recognized from fixed price contracts on a proportional performance basis. To measure the performance, we compare actual direct costs incurred to estimated total contract direct costs, which we believe is the best indicator of the performance of the contract obligations as the costs relate to the labor hours incurred to perform the service.

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

General

The information set forth and discussed below for the six months ended June 30, 2009 and 2008 is derived from the Consolidated Condensed Financial Statements included elsewhere herein. The financial information set forth and discussed below is unaudited but, in the opinion of management, reflects all adjustments (primarily consisting of normal recurring adjustments) necessary for a fair presentation of such information. The results of our operations for a particular quarter may not be indicative of results expected during the other quarters or for the entire year.

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

Our backlog relative to continuing operations was approximately $19.6 million as of June 30, 2009 as compared to $23.5 million as of June 30, 2008. Our backlog consists of anticipated net revenue from signed contracts and letters of intent that either have not started but are anticipated to begin in the near future or are in process and have not yet been completed. Many of our studies and projects are performed over an extended period of time, which may be several years. Amounts included in backlog have not yet been recognized as net revenue in our Consolidated Statements of Operations. Once contracted work begins, net revenue is recognized over the life of the contract on a proportional performance basis. The recognition of net revenue and contract terminations, if any, reduces our backlog while the awarding of new business increases our backlog. For the six months ended June 30, 2009 we obtained approximately $4.8 million of new business awards as compared to approximately $6.7 million for the six months ended June 30, 2008.

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

Percentage of net revenue, excluding reimbursable out-of-pocket expenses:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2009	2008	2009	2008
Net revenue	100.0%	100.0%	100.0%	100.0%
Operating Expenses
Direct	76.3%	64.2%	70.6%	66.3%
Selling, general and administrative	49.9%	43.0%	47.9%	42.4%
Depreciation	2.1%	4.1%	2.0%	6.9%
Loss from Operations	(28.3)%	(11.2)%	(20.5)%	(15.6)%
Net Loss from continuing operations	(28.3)%	(12.2)%	(20.4)%	(16.2)%

Contractual Obligations and Commitments

We did not enter into any capital lease obligations during the three months ended June 30, 2009 and 2008. We are committed under a number of non-cancelable operating leases, primarily related to office space and other office equipment.

In June 2008, the Company decreased by approximately 10,774 to 23,252 the amount of square feet under the lease agreement for its corporate office located in Wayne, Pennsylvania. The term of the lease was also extended to December 31, 2014 from November 30, 2009 and the monthly lease payments were reduced from approximately $79 thousand to approximately $53 thousand. Under the terms of the agreement, the Company was required to establish an irrevocable letter of credit in the amount $170,000 as a security deposit. The amount of the letter of credit is reduced by approximately $28,333 each year beginning on June 1, 2009 until reduced to $0 on December 31, 2014. The letter of credit was obtained in June 2008 and is included in “Other Assets”. In connection with the consummation of the sale of the U.S. business on July 16, 2009, the Company entered into an amendment of the lease for its corporate headquarters pursuant to which the Company will be released from its remaining obligations under the lease for a termination fee equal to $235,000, the waiver of any rights to the Company’s security deposit of approximately $20,000 and payment of any outstanding lease obligations through July 31, 2009. The remaining $142,000 of the Letter of Credit as of July 16, 2009, the closing date of the U.S. transaction, was used to satisfy a portion of the termination fee.

Below is a summary of our future payment commitments by year under contractual obligations. Actual amounts paid under these agreements could be higher or lower than the amounts shown below as a result of changes in volume and other variables:

	2009	2010	2011	Thereafter	Total
Obligations under capital leases	$27,218	$108,872	$—	$—	$136,090
Operating leases	1,351,820	1,337,229	949,875	1,155,946	4,794,870
Employment agreement	585,417	—	—	—	585,417
Service agreements	42,500	—	—	—	42,500

	$2,006,955	$1,446,101	$949,875	$1,155,946	$5,558,877

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

Reimbursable Out-of-Pocket Expenses

On behalf of our clients, we pay fees to investigators and other out-of-pocket costs for which we are reimbursed at cost, without mark-up or profit. Effective January 1, 2002, in connection with the required implementation of Financial Accounting Standards Board Emerging Issues Task Force Rule No. 01-14, “ Income Statement Characterization of Reimbursements Received for ‘Out-of-Pocket’ Expenses Incurred”, out-of-pocket costs are now included in Operating Expenses, while the reimbursements received are reported separately as Reimbursement Revenue in the Consolidated Statements of Operations.

As is customary in the industry, we will continue to exclude from revenue and expense in the Consolidated Statements of Operations fees paid to investigators and the associated reimbursement since we act as an agent on behalf of the pharmaceutical company sponsors with regard to investigator payments, in accordance with EITF No. 99-19, “Reporting Revenue Gross as a Principal versus Net as an Agent”. These investigator fees are not reflected in our Net Revenue, Reimbursement Revenue, Reimbursement Out-of-Pocket Expenses, and/or Direct Expenses. The amounts of investigator fees for the three months ended June 30, 2009 and 2008 were $491 million and $2.1 million, respectively. The amounts of investigator fees for the six months ended June 30, 2009 and 2008 were $983 million and $3.3 million, respectively

Stock-Based Compensation

The Company has adopted equity incentive plans that provide for the granting of stock options to employees, directors, advisors and consultants.

Effective January 1, 2006, we adopted SFAS No. 123R using the Modified Prospective Approach. SFAS 123R revises SFAS No. 123, “Accounting for Stock Based Compensation” and supersedes APB Opinion No. 25, “Accounting for Stock Issued to Employees” . SFAS No. 123R requires the costs for all share-based payments to employees, including grants of employee stock options, to be recognized in financial statements based on their fair values at grant date, or the date of later modification, over the requisite period. In addition, SFAS No. 123R requires unrecognized cost (based on the amounts previously disclosed in our pro forma footnote disclosure) related to options vesting after the date of initial adoption to be recognized in the financial statements over the remaining requisite period.

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

The estimated annual share-based compensation expense relating to SFAS No. 123R for the twelve months ended December 31, 2009 is expected to be $164 thousand. The Company recognized stock-based compensation expense of $36 thousand, or $0.01 on a basic and diluted earning per share basis, for the three months ended June 30, 2009 and $82 thousand or $0.01 on a basic and diluted earning per share basis for the six months ended June 30, 2009. The Company recognized stock-based compensation expense of $63 thousand for the three months ended June 30, 2008, or $0.01 on a basic and diluted earning per share basis and $134 thousand for the six months ended June 30, 2008.

Goodwill and Intangible Assets

The Company follows the provisions of SFAS No. 141, “Business Combinations,” and SFAS No. 142, “Goodwill and Other Intangible Assets,” applicable to business combinations. In accordance with these standards, goodwill acquired in connection with the acquisition of Encorium Oy (formerly Remedium) was not amortized. However, the identifiable intangible assets acquired in connection with the acquisition of Encorium Oy are being amortized over their useful lives. Under SFAS No. 142, goodwill is subject to impairment testing annually or whenever events or changes in circumstances indicate that the carrying amount may not be fully recoverable. If carrying value exceeds current fair value, then goodwill is considered impaired and is reduced to fair value via a charge to earnings. The identifiable intangibles acquired in connection with the acquisition of Encorium Oy are also subject to impairment testing under SFAS No. 142, whenever events or changes in circumstances indicate that the carrying amount may not be fully recoverable. The Company performed its annual impairment testing as of November 1, 2008. The fair value of the reporting unit was estimated using the expected present value of future cash flows and market values of comparable companies using estimates, judgments and assumptions that Management believes were appropriate in the circumstances. The sum of the fair value was reconciled to the Company’s current market capitalization. As a result of this reconciliation process the Company recorded an impairment charge related to goodwill of $12.5 million in the fourth quarter of 2008.

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

Results of Operations

Three Months Ended June 30, 2009 Compared With Three Months Ended June 30, 2008

Continuing Operations:

Net revenue for the three months ended June 30, 2009 decreased by $1.4 million to $4.5 million as compared to $5.9 million for the three months ended June 30, 2008. The decrease in net revenues was primarily attributable to unfavorable foreign currency fluctuations of $1.4 million for the three months ended June 30, 2009 compared with the same prior year period. Approximately $800 thousand was attributable to revenue recognized on a contract that completed in 2008. For the three months ended June 30, 2009, net revenue from our largest clients amounted to 52% of our net revenue, with the largest clients representing 35%, 9% and 8% of net revenue, respectively. For the three months ended June 30, 2008, net revenue from our largest clients amounted to 28% of our net revenue, with the largest clients representing 11%, 7% and 10% of net revenue, respectively.

Reimbursement revenue consisted of reimbursable out-of-pocket expenses incurred on behalf of our clients. Reimbursements are made at cost, without mark-up or profit, and therefore have no impact on net income.

Direct expenses included compensation and other expenses directly related to conducting clinical studies. These costs decreased by approximately $375 thousand to $3.4 million for the three months ended June 30, 2009 from $3.8 million for the three months ended June 30, 2008. The decrease in direct expenses was primarily due to favorable foreign currency fluctuations of approximately $541 thousand for the three months ended June 30, 2009 compared with the same prior year period partially offset by severance and other costs of $202 thousand. Direct expenses as a percentage of net revenue increased by 12.1% to 76.3% for the three months ended June 30, 2009 as compared to 64.2% for the three months ended June 30, 2008, primarily due to reduced margins associated with the contract that completed in 2008 coupled with the severance and other costs incurred during the three months ended June 30, 2009 as compared with the same period during 2008.

Selling, general, and administrative expenses (“SG&A”) includes the salaries, wages and benefits of all administrative, financial and business development personnel and all other support expenses not directly related to specific contracts. These costs decreased by approximately $300 thousand to $2.2 million for the three months ended June 30, 2009 from $2.5 million for the three months ended June 30, 2008. The decrease in SG&A was due primarily to approximately $178 thousand of favorable foreign currency fluctuations, reductions in staff and facilities costs, partially offset by higher professional fees associated with the sale of the U.S. business. As a percentage of revenues, SG&A expenses decreased by 6.9% to 49.9% for the three months ended June 30, 2009 compared with 43.0% the prior year period.

Depreciation and amortization expense decreased by $147 thousand to $93 thousand for the three months ended June 30, 2009 from $240 thousand for the three months ended June 30, 2008, primarily as a result of certain intangible assets acquired as part of the Encorium Oy acquisition being fully amortized..

Loss from operations increased by $604 thousand to $1.3 million for the three months ended June 30, 2009 compared to loss from operations of $665 thousand from operations for the three months ended June 30, 2008, primarily for the reasons noted in the preceding paragraphs.

Net interest expense for the three months ended June 30, 2009 was $1 thousand compared to net interest income of $1 thousand for the three months ended June 30, 2008. This decrease was due to a reduction in the amount of cash on hand during the three months ended June 30, 2009 compared to the same prior year period.

Net loss from continuing operations for the three months ended June 30, 2009 was $1.3 million, or $(0.06) per diluted share, as compared to a net loss from continuing operations of $719 thousand, or $(0.02) per diluted share for the three months ended June 30, 2008.

Discontinued Operations, Net of Tax

The net after tax loss from discontinued operations for the three months ended June 30, 2009 amounted to $674 thousand as compared to the net after tax loss of $726 thousand from discontinued continued operations during the three months ended June 30, 2008.

Six Months Ended June 30, 2009 Compared With Six Months Ended June 30, 2008

Continuing Operations:

Net revenue for the six months ended June 30, 2009 decreased by $2.3 million to $9.0 million as compared to $11.3 million for the six months ended June 30, 2008. The decrease in net revenues was primarily due to unfavorable foreign currency fluctuations of approximately $1.3 million for the six months ended June 30, 2009 compared with the same prior year period. Approximately $1.0 million was attributable to revenue recognized on a contract that was completed during 2008 of $1.5 million partially offset by revenue recognized on new contracts of $500 thousand. For the six months ended June 30, 2009, net revenue from our largest clients amounted to 50% of our net revenue, with the largest clients representing 34%, 8% and 8% of net revenue, respectively. For the six months ended June 30, 2008, net revenue from our largest clients amounted to 31% of our net revenue, with the largest clients representing 12%, 10% and 9% of net revenue, respectively.

Reimbursement revenue consisted of reimbursable out-of-pocket expenses incurred on behalf of our clients. Reimbursements are made at cost, without mark-up or profit, and therefore have no impact on net income.

Direct expenses included compensation and other expenses directly related to conducting clinical studies. These costs decreased by approximately $1.1 million to $6.4 million for the six months ended June 30, 2009 from $7.5 million for the six months ended June 30, 2008. The decrease in direct expenses was primarily due to favorable foreign currency fluctuations of $980 thousand for the six months ended June 30, 2009 compared with the same prior year period. In addition, direct expenses decreased as a result of reductions in staff and subcontractors utilized on active clinical studies being conducted net of severance and other costs during the six months ended June 30, 2009 compared to same prior year period. Direct expenses as a percentage of net revenue increased by 4.3% to 70.6% for the six months ended June 30, 2009 as compared to 66.3% for the six months ended June 30, 2008, primarily due to reduced margins associated with the contract that completed in 2008 coupled with the severance and other costs incurred during the three months ended June 30, 2009 as compared with the same period during 2008.

Selling, general, and administrative expenses (“SG&A”) includes the salaries, wages and benefits of all administrative, financial and business development personnel and all other support expenses not directly related to specific contracts. These costs decreased by approximately $480 thousand to $4.3 million for the six months ended June 30, 2009 from $4.8 million for the six months ended June 30, 2008. The decrease in SG&A was due primarily to favorable foreign currency fluctuations of $419 thousand, staff reductions and reductions in overhead cost of approximately $180 thousand partially offset by increased professional fees associated with the sale of the U.S. Business. As a percentage of revenues, SG&A expenses increased by 5.5% to 47.9% for the six months ended June 30, 2009 compared with 42.4% the prior year period.

Depreciation and amortization expense decreased by $597 thousand to $183 thousand for the six months ended June 30, 2009 from $780 thousand for the six months ended June 30, 2008, primarily as a result of certain intangible assets acquired as part of the Encorium Oy acquisition being fully amortized.

Loss from operations increased by $80 thousand to $1.8 million for the six months ended June 30, 2009 compared to loss from operations of $1.7 million from operations for the six months ended June 30, 2008, primarily for the reasons noted in the preceding paragraphs.

Net interest expense for the six months ended June 30, 2009 was $4 thousand compared to net interest income of $6 thousand for the six months ended June 30, 2008. This decrease was due to a reduction in the amount of cash on hand during the six months ended June 30, 2009 compared to the same prior year period.

The income tax benefit of $8 thousand for the six months ended June 30, 2009 was principally related to the reversal of the deferred tax liability that was established for the difference between the assigned values of the intangible assets acquired and the tax basis of the intangible assets acquired in the Enorium Oy acquisition.

Net loss for from continuing operations the six months ended June 30, 2009 was $1.84 million thousand, or $(0.09) per diluted share, as compared to a net loss of $1.83 million, or $(0.09) per diluted share for the six months ended June 30, 2008.

Discontinued Operations, Net of Tax

The net after tax loss from discontinued operations for the six months ended June 30, 2009 amounted to $296 thousand as compared to the net after tax loss of $1.6 million from discontinued continued operations during the six months ended June 30, 2008.

Liquidity and Capital Resources

On July 16, 2009, the Company sold substantially all of the assets relating to the Company’s US line of business to Pierrel Research USA, Inc., the result of which the Company no longer has any employees or significant operations in the United States. Due to this sale, for the six months ended June 30, 2009 and 2008, the results of the U.S. business have been presented as discontinued operations in the consolidated financial statements.

On May 11, 2009, we announced that we had entered into a non-binding letter of intent to sell our wholly- owned subsidiary, Encorium Oy, to a U.S. based clinical research organization. The terms of the transaction have not been announced and are continuing to be negotiated between the parties. The closing of the sale is subject to the completion if due diligence, execution of definitive agreements and stockholder approval. In the event the sale of Encorium Oy is consummated, the Company will no longer have any operations and the Board of Directors intend to, subject to stockholder approval, adopt a plan to liquidate and dissolve the Company and distribute liquidation proceeds, if any, to the stockholders. We anticipate the transaction will not close until the fourth quarter of 2009.

Historically our net cash used in operations has been substantial. Our net cash used in operations for the six months ended June 30, 2009 was $4.7 million. Our cash and cash equivalents as of June 30, 2009 was $839 thousand. In the event the sales described above are not consummated, we anticipate that we will meet our cash requirements at least into the second quarter of 2010, assuming we are able to fully implement our current costs cutting initiatives, we are able to win additional contracts during fiscal 2009 and we are able to maintain our current customer contracts. If the sale of Encorium Oy is not consummated we will continue to seek strategic alternatives, including, but not limited to attempting to secure additional financing. Our ability to obtain additional financing in the future will depend in part upon prevailing capital market conditions, as well as conditions in our business and our operating results; and those factors may affect our efforts to arrange additional financing on terms that are satisfactory to us or at all. We have been working with an investment banking firm to seek strategic alternatives, including outside investments. To date, our efforts to secure additional investments have not proven successful given the general economic and lending environment coupled with the Company’s current financial position. If we are unable to secure additional financing on terms acceptable to us and on a timely basis, we may significantly reduce our operating costs, which may include the cessation of operations in some countries or seek stockholder approval to liquidate and dissolve. Any decision to liquidate and dissolve the Company may occur at any point during or before the first quarter of 2010. It is unclear whether there would be funds available for distribution to our stockholders in these instances. Our consolidated financial statements do not include any adjustment to reflect the possible future effects on the recoverability or classification of assets or the amounts and classification of liabilities that may result from the outcome of our ability to continue as a going concern.

The accompanying consolidated financial statements have been prepared on the basis of the Company continuing as a going concern. However, the factors summarized above have raised substantial doubt about our ability to continue as a going concern for the foreseeable future

Our contracts usually require a portion of the contract amount to be paid at the time the contract is initiated. Additional payments are generally made upon completion of negotiated performance milestones, or on a regularly scheduled basis, throughout the life of the contract. Accordingly, cash receipts do not necessarily correspond to costs incurred and revenue recognized. For terminated studies, our contracts frequently entitle us to receive the costs of winding down the terminated project, as well as all fees earned by us up to the time of termination.

Net revenue is recognized on a proportional performance basis. We typically receive a low volume of large-dollar receipts. As a result, the number of days net revenue outstanding in accounts receivable, costs and estimated earnings in excess of related billings, customer advances, and billings in excess of related costs will fluctuate due to the timing and size of billings and cash receipts. At June 30, 2009, the net days revenue outstanding decreased by 29 days to (6) days compared to (35) days at December 31, 2008. Compared to December 31, 2008, accounts receivable decreased $1.8 million to $2.8 million at June 30, 2009, primarily due the reduction in overall projects and the related billing schedules.

Costs and estimated earnings in excess of related billings on uncompleted contracts decreased by $183 thousand to $1.2 million as of June 30, 2009 compared to $1.4 million as of December 31, 2008. The balance at June 30, 2009 primarily consisted of 3 clinical trials. The top two balances constituted 67% and 16% of the balance.

This balance is mostly attributable to a delay in the timing of billings compared to when the work was performed. The $2.4 million decrease in the liability account, billings in excess of related costs and estimated earnings on uncompleted contracts, to $938 thousand as of June 30, 2009 from $3.3 million as of December 31, 2008, is the result of the U.S. business being classified as discontinued operations as of June 30 2009. Customer advances decreased by $3.7 million to $1.6 million from $5.3 million as of December 31, 2008 due to the U. S. business being classified as discontinued operations as of June 30, 2009.

Our net cash used by operating activities was approximately $4.7 million for the six months ended June 30, 2009, compared to net cash used by operating activities of $4.6 million for the six months ended June 30, 2008. The $100 thousand increase is primarily related to increases in accounts receivable, prepaid expenses, cost and estimated earnings in excess of related billings on uncompleted contracts, other assets and decreases in accrued expenses for the six months ended June 30, 2009 as compared to same prior year period. Net cash used by investing activities was $36 thousand for the six months ended June 30, 2009 and represented purchases of computer equipment and software applications. This compares to net cash used by investing activities of $102 thousand for the six months ended June 30, 2008, which was also used to purchase computer equipment and software applications. Net cash provided by financing activities was $229 thousand for the six months ended June 30, 2009, compared with net cash provided by financing activities of $10 thousand for the six months ended June 30, 2008. The primary difference related to $276 thousand of short-term borrowings used to fund operations during the first six months of 2009.

As a result of these cash flows, our cash and cash equivalents balance at June 30, 2009 was $839 thousand as compared to $5.7 million at December 31, 2008.

We purchased approximately $36 thousand of computer equipment and software applications for three months ended June 30, 2009. We anticipate capital expenditures of approximately $138,000—$164,000 during the remainder of 2009, primarily for leasehold improvements, software applications, workstations, personal computer equipment and related assets.

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

Market Risk

The fair value of cash and cash equivalents, investigator payment advances, accounts receivable, costs and estimated earnings in excess of related billings on uncompleted contracts, accounts payable, accrued expenses and billings in excess of related costs and estimated earnings on uncompleted contracts are not materially different than their carrying amounts as reported at June 30, 2009 and December 31, 2008.

Foreign Currency Exchange Risk

The Company is exposed to foreign currency exchange risk through as all of its operations are conducted outside the U.S. as a result of the sale of its U.S. Business on July 16, 2009. Since our financial results are reported in U.S. Dollars changes in foreign currency exchange rates could adversely affect our results of operations and financial condition. To date, we have not engaged in any derivative or contractual hedging activities related to our foreign exchange exposures.

Assets and liabilities of the Company’s international operations are translated into U.S. Dollars at exchange rates in effect on the balance sheet date and equity accounts are translated at historical exchange rates. Revenue and expense items are translated at average exchange rates in effect during the period. Gains or losses from translating foreign currency financial statements are recorded in a separate stockholders equity account entitled “Accumulated Other Comprehensive Income”. The cumulative translation adjustment included in accumulated other comprehensive income for the six months ended June 30, 2009 and 2008 was $720 thousand and $185 thousand, respectively.

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

Our management, including our principal executive and principal financial officers, has evaluated any changes in our internal control over financial reporting that occurred during the quarter ended June 30, 2009, and has concluded that there was no change that occurred during the quarter ended June 30, 2009 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

Historically, our net cash used in operations has been substantial. Our net cash used in operations for the six months ended June 30, 2009 was $4.7 million. Our cash and cash equivalents as of June 30, 2009 was $839 thousand. In the event the sale of our wholly-owned subsidiary, Encorium Oy, is not consummated, we anticipate that will meet our cash requirements at least into the second quarter of 2010, assuming we are able to fully implement our current costs cutting initiatives, we are able to win additional contracts during fiscal 2009 and we are able to maintain our current customer contracts. In the event we are unable to do so, in order for the Company to continue as a going concern we will be required to obtain additional capital from external sources or significantly reduce our operating costs, which may include the cessation of operations in some countries or liquidation and dissolution of the Company.

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

The market prices of securities of thinly-traded companies such as ours generally are highly volatile. For example, since January 1, 2008, the price of our common stock reached a high of $2.42 on February 1, 2008 and a low of $.10 on August 6, 2009.

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

The Company follows the provisions of Statement of Financial Accounting Standards (“SFAS”) No. 141, “Business Combinations “ and SFAS No. 142, “ Goodwill and Other Intangible Assets ,” applicable to business combinations. In accordance with these standards, goodwill acquired in connection with the acquisition of Encorium Oy (formerly Remedium) was not amortized. Under SFAS No. 142, goodwill is subject to impairment testing annually or whenever events or changes in circumstances indicate that the carrying amount may not be fully recoverable. The Company performed its annual impairment testing as of November 1, 2008. The fair value of the reporting unit was estimated using the expected present value of future cash flows and market values of comparable companies using estimates, judgments and assumptions that Management believes were appropriate in the circumstances. The sum of the fair value was reconciled to the Company’s current market capitalization. As a result of this reconciliation process the Company recorded an impairment charge related to goodwill of $12.5 million in the fourth quarter of 2008.

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

For the last 30 consecutive business days the bid price of our common stock has closed below the minimum $1.00 per share required for continued inclusion on the NASDAQ Capital Market, and consequently we are not in compliance with the requirements for continued listing of our common stock. However, given the current extraordinary market conditions, NASDAQ has suspended enforcement of the bid price and market value of publicly held shares requirements through July 31, 2009. As a result, if the Company’s closing bid price of the Company’s common stock is less than $1.00 for a period of thirty consecutive days after July 31, 2009, we may receive notification from NASDAQ that our common stock will be delisted from the NASDAQ Capital Market unless the stock closes at or above $1.00 per share for at least ten consecutive days during the 180-day period following such notification.

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

Since the sale of our U.S. Business on July 16, 2009, all of our operations are conducted outside the U.S. and we anticipate that revenues from foreign operations will grow. Accordingly, our business is subject to risks associated with doing business internationally, including:

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

We have substantial exposure to currency risks.

Since the sale of our U.S. Business on July 16, 2009, all of our operations are conducted outside the U.S. We operate in many foreign countries and are subject to exchange rate gains and losses for multiple currencies. We may also be subject to foreign currency transaction risk when our service contracts are denominated in a currency other than the currency in which we incur expenses or earn fees related to such contracts. Changes in the exchange rate foreign currencies and the U.S. dollar could materially affect the translation of our subsidiaries’ financial results into U.S. dollars for purposes of reporting our consolidated financial results.

RISKS RELATED TO THE SALE OF THE COMPANY’S WHOLLY-OWNED SUBSIDIARY ENCORIUM OY

We may not be able to complete the sale of the Company’s wholly-owned subsidiary Encorium Oy

Although we have entered into a non-binding term sheet with a purchaser for Encorium Oy, we have not yet entered into a definitive agreement with respect to this transaction. No assurances can be given that we will successfully conclude the sale of Encorium Oy in a timely fashion or at all for a number of reasons, including, but not limited to (i) the failure of the purchaser to satisfactorily complete due diligence; (ii) our failure to obtain a fairness opinion relating to the sale price of Encorium Oy; (iii) our inability to negotiate a definitive agreement; and (vi) our inability to obtain the required stockholder approval. If the transaction is not completed, it may have a negative effect on our stock trading price. If the sale of Encorium Oy is not consummated we will continue to seek strategic alternatives, including, but not limited to attempting to secure additional financing. Our ability to obtain additional financing in the future will depend in part upon prevailing capital market conditions, as well as conditions in our business and our operating results; and those factors may affect our efforts to arrange additional financing on terms that are satisfactory to us or at all. We have been working with an investment banking firm to seek strategic alternatives, including outside investments. To date, our efforts to secure additional investments have not proven successful given the general economic and lending environment coupled with the Company’s current financial position. If we are unable to secure additional financing on terms acceptable to us and on a timely basis, we may significantly reduce our operating costs, which may include the cessation of operations in some countries or seek stockholder approval to liquidate and dissolve. Any decision to liquidate and dissolve the Company may occur at any point during or before the first quarter of 2010. It is unclear whether there would be funds available for distribution to our stockholders in these instances.

We will incur significant expenses related to the proposed sale of Encorium Oy.

The proposed sale of Encorium Oy will result in significant costs to Encorium. We expect these costs to consist primarily of fees for investment bankers, attorneys, accountants, filing fees, and financial printing. Our current estimates of these costs are preliminary and are subject to change. Accordingly, the aggregate amount of these costs may be greater than currently anticipated. The substantial majority of the costs will be incurred whether or not the proposed transaction is consummated. These expenses will decrease the remaining cash available for eventual distribution to the stockholders in connection with any dissolution and liquidation or for use in connection with future operations of the business.

We could lose clients as a result of uncertainty regarding the proposed sale of Encorium Oy

Uncertainty regarding the acquisition of the proposed sale of Encorium Oy, as well as fear of diversion of management and employees attention during the transaction and integration period, could lead some clients to select other vendors. The loss of business from significant clients could have a negative effect on our business and thus our ability to consummate the transaction.

The proposed sale of Encorium Oy may not result in a premium to the current stock price.

The definitive terms of the transaction for the sale of Encorium Oy have not been negotiated. Any distribution to stockholders as a result of such sale may not be at a premium to and could be less than the current market price of the common stock.

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

ENCORIUM GROUP, INC.

Dated: August 21, 2009	By:	/s/ Kai Lindevall, M.D. Ph. D.
Kai Lindevall, M.D. Ph. D. Executive Chairman
(Principal Executive Officer)

Dated: August 21, 2009	By:	/s/ Philip L. Calamia
Philip L. Calamia
Interim Chief Financial Officer
(Principal Accounting Officer)

S-1