Form 10-Q
period 2009-09-30
ENCORIUM GROUP INC
filed 2009-11-16
CIK 856569

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2009.

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

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: As of November 16, 2009, there were 26,325,383 shares of Encorium Group, Inc. common stock issued, par value $.001 per share, which excludes 310,121 shares in treasury.

ENCORIUM GROUP, INC.

PART I. FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS

ENCORIUM GROUP, INC.

CONSOLIDATED CONDENSED BALANCE SHEETS

(UNAUDITED)

	September 30, 2009	December 31, 2008
Assets
Current Assets
Cash and cash equivalents	$318,243	$5,705,818
Investigator advances	29,289	1,088,768
Accounts receivable, less allowance of $220,000 and $97,000 for September 30, 2009 and December 31, 2008, respectively	3,137,422	4,624,161
Prepaid expenses and other	1,133,838	1,206,088
Prepaid taxes	40,670	28,290
Costs and estimated earnings in excess of related billings on uncompleted contracts	1,311,739	1,443,427

Total Current Assets	5,971,201	14,096,552

Property and Equipment, Net	303,940	1,211,929

Intangible Assets
Goodwill	1,414,244	1,366,269
Other intangibles, Net	3,613,698	3,733,517
Other assets	314,992	684,666

Total Assets	$11,618,075	$21,092,933

Liabilities and Stockholders’ Equity
Current Liabilities
Accounts payable	$2,684,547	$3,624,071
Lines of credit	701,335	—
Accrued expenses	2,671,716	3,004,627
Deferred taxes	612,987	206,173
Obligations under capital leases	48,154	72,542
Billings in excess of related costs and estimated earnings on uncompleted contracts	1,418,607	3,307,347
Customer advances	1,409,074	5,297,000

Total Current Liabilities	9,546,420	15,511,760

Long Term Liabilities
Obligations under capital leases	79,268	189,680
Deferred taxes	842,250	897,204
Other liabilities	224,714	316,516

Total Long Term Liabilities	1,146,232	1,403,400

Total Liabilities	10,692,652	16,915,160

Stockholders’ Equity
Common stock, $.001 par value 35,000,000 shares authorized, 20,834,004 shares issued and 20,523,883 shares outstanding	20,834	20,834
Additional paid-in capital	32,716,837	32,417,250
Additional paid-in capital warrants	905,699	905,699
Accumulated deficit	(32,877,972)	(29,737,430)
Accumulated other comprehensive income	886,714	1,298,109

Less:	1,652,112	4,904,462
Treasury stock, at cost, 310,121 shares	(726,689)	(726,689)

Total Stockholders’ Equity	925,423	4,177,773

Total Liabilities and Stockholders’ Equity	$11,618,075	$21,092,933

See accompanying notes to the consolidated condensed financial statements.

ENCORIUM GROUP, INC.

CONSOLIDATED CONDENSED STATEMENTS OF OPERATIONS

(UNAUDITED)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2009	2008	2009	2008

Net revenue	$4,446,606	$5,396,894	$13,468,042	$16,716,964
Reimbursement revenue	661,176	1,116,818	2,576,542	3,085,554

Total Revenue	5,107,782	6,513,712	16,044,584	19,802,518

Operating Expenses
Direct	2,905,878	3,519,946	9,270,853	11,026,826
Reimbursement out-of-pocket expenses	661,176	1,116,818	2,576,542	3,085,554
Selling, general and administrative	2,058,878	2,035,638	6,379,746	6,836,465
Depreciation and amortization	98,563	403,406	281,938	1,183,681
Impairment loss	—	1,856,183	—	1,856,183

Total Operating Expenses	5,724,495	8,931,991	18,509,079	23,988,709

Loss from Operations	(616,713)	(2,418,279)	(2,464,495)	(4,186,191)

Interest Income	—	1,071	—	13,756
Interest Expense	(26,676)	(17,129)	(31,132)	(24,044)

Net Interest Expense	(26,676)	(16,058)	(31,132)	(10,288)

Other expense	—	—	—	—

Net Loss from continuing operations before Income Taxes	(643,389)	(2,434,337)	(2,495,627)	(4,196,479)

Income Tax Expense (Benefit)	98,826	(8,627)	90,899	60,269

Net Loss from continuing operations	$(742,215)	$(2,425,710)	$(2,586,526)	$(4,256,748)

Net Loss from discontinued operations	(258,436)	(1,455,642)	(554,016)	(3,077,435)

Income Tax Expense (Benefit)	—	—	—	—

Net Loss	$(1,000,651)	$(3,881,352)	$(3,140,542)	$(7,334,183)

Weighted Average Common and Common Equivalent Shares Outstanding

Basic	20,523,883	20,603,140	20,523,883	20,603,140
Diluted	20,523,883	20,603,140	20,523,883	20,603,140

Net Loss per Common Share
Continuing Operations	$(0.04)	$(0.12)	$(0.13)	$(0.21)
Discontinued Operations	$(0.01)	$(0.07)	$(0.02)	$(0.15)

Net Loss per Common Share	$(0.05)	$(0.19)	$(0.15)	$(0.36)

See accompanying notes to the consolidated condensed financial statements.

ENCORIUM GROUP, INC.

CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS

(UNAUDITED)

	Nine Months Ended September 30,
	2009	2008
Net Cash Used By Operating Activities	$(5,439,361)	$(3,487,433)

Investing Activities:
Purchases of property and equipment	(41,817)	(248,525)

Net Cash Used By Investing Activities	(41,817)	(248,525)

Financing Activities:
Net payments under capital leases	(79,830)	(22,883)
Net cash from short-term borrowings	701,335	52,040

Net Cash Provided By Financing Activities	621,505	29,157

Effect of Exchange Rate Changes on Cash and Cash Equivalents	(527,902)	(35,928)

Net Decrease In Cash and Cash Equivalents	(5,387,575)	(3,742,729)

Cash and Cash Equivalents, Beginning of Period	5,705,818	9,109,456

Cash and Cash Equivalents, End of Period	$318,243	$5,366,727

See accompanying notes to the consolidated condensed financial statements.

ENCORIUM GROUP, INC.

NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS

(UNAUDITED)

1. DESCRIPTION OF BUSINESS:

In this discussion, the terms, “Company”, “we”, “us”, and “our”, refer to Encorium Group, Inc. and subsidiaries (formerly known as, “Covalent Group, Inc.”), except where it is made clear otherwise.

We are a clinical research organization that engages in the design and management of complex clinical trials for the pharmaceutical, biotechnology and medical device industries. We were initially incorporated in August 1998 in Nevada. In June 2002, we changed our state of incorporation to Delaware. In November 2006, we expanded our international operations with the acquisition of our wholly-owned subsidiary, Encorium Oy, a CRO founded in 1996 in Finland, which offers clinical trial services to the pharmaceutical and medical device industries. Since 2006 we have conducted substantially all of our European operations through Encorium Oy and its wholly-owned subsidiaries located in Denmark, Estonia, Sweden, Lithuania, Romania, Germany and Poland. On July 16, 2009 the Company sold substantially all of the assets relating to the Company’s US line of business to Pierrel Research USA, Inc., the result of which the Company no longer has any employees or significant operations in the United States. Due to this sale, for the nine months ended September 30, 2009 and 2008, the results of the U.S. business have been presented as discontinued operations in the consolidated financial statements.

On October 19, 2009, we announced that we had completed a private placement of 3,937,500 shares of our common stock with a private investor for an aggregate purchase price of $1,575,000 or $.40 per share.

Prior to the transaction, the Company entered into Warrant Exchange Agreements with two investors (the “Investors”) pursuant to which the Company issued to the Investors an aggregate of 1,864,000 shares of Common Stock (collectively, the “Exchange Shares”) and warrants to purchase an aggregate of 874,126 shares of Common Stock, exercisable for a period of five years, at an exercise price of $.40 per share (collectively, the “Exchange Warrants”). The Exchange Shares and Exchange Warrants were issued in exchange for warrants dated as of May 9, 2007 held by the Investors to purchase an aggregate of 874,126 shares of Common Stock of the Company (collectively, the “Original Warrants”). Except as described above, the terms of the Exchange Warrants, including anti-dilution adjustments, are substantially similar to those of the Original Warrants.

The Company also announced on October 19, 2009, that it has terminated previously announced negotiations for the sale of the Company’s wholly-owned subsidiary Encorium OY to a clinical research organization based in the United States and will not pursue a sale of the Company or Encorium Oy at this time.

Historically our net cash used in operations has been substantial. Our net cash used in operations for the nine months ended September 30, 2009 was $5.4 million. Our cash and cash equivalents as of September 30, 2009 was $318 thousand. We anticipate that we will be able to meet our cash requirements through September of 2010, assuming we are able to fully implement our current cost cutting initiatives, we are able to win additional contracts during fiscal 2009 and we are able to maintain our current customer contracts. We will continue to seek strategic alternatives, including, but not limited to attempting to secure additional financing. Our ability to obtain additional financing in the future will depend in part upon prevailing capital market conditions, as well as conditions in our business and our operating results; and those factors may affect our efforts to arrange additional financing on terms that are satisfactory to us or at all. If we are unable to secure additional financing on terms acceptable to us and on a timely basis, we may significantly reduce our operating costs, which may include the cessation of operations in some countries. Our consolidated financial statements do not include any adjustment to reflect the possible future effects on the recoverability or classification of assets or the amounts and classification of liabilities that may result from the outcome of our ability to continue as a going concern.

The accompanying consolidated condensed financial statements have been prepared on the basis of the Company continuing as a going concern. However, the factors summarized above have raised substantial doubt about our ability to continue as a going concern for the foreseeable future.

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES:

Basis of Presentation

The accompanying unaudited Combined Condensed Financial Statements have been prepared in conformity with accounting principles generally accepted in the United States of America and with the instructions to Form 10-Q. Certain information and accounting policies and footnote disclosures normally included in financial statements prepared in conformity with accounting principles generally accepted in the United States of America have been condensed or omitted pursuant to such instructions, although Encorium believes that the included disclosures are adequate for a fair presentation. The information furnished reflects all adjustments (consisting of normal recurring adjustments), which are, in the opinion of management, necessary for a fair summary of the financial position, results of operations and cash flows for the interim periods presented. These Combined Condensed Financial Statements should be read in conjunction with the Combined Condensed Financial Statements and notes thereto filed with Form 10-K for the year ended December 31, 2008. Pursuant to FASB’s authoritative guidance, subsequent events have been evaluated through November 16, 2009, the date these financial statements were available to be issued, and there were no subsequent events to be reported.

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

Consolidation

The consolidated condensed financial statements for the nine months ended September 30, 2009 and 2008 include our accounts and the accounts of our wholly-owned subsidiaries. Intercompany transactions and balances have been eliminated in consolidation.

Cash and Cash Equivalents

We consider all highly liquid debt instruments purchased with an original maturity of three months or less to be cash equivalents.

We maintain cash accounts at several institutions in Europe and one in the US. Deposits in Europe are generally insured by individual states up to €50,000 for each account (approximately $73,000 as of September 30, 2009). Accounts in the US are generally insured up to $250,000 for each account. As of September 30, 2009 our cash and cash equivalents was based primarily in Europe with two institutions. To date, the Company has not experienced any loss or lack of access to its invested cash or cash equivalents, however, there can be no assurance that access to invested balances will not be impacted by adverse conditions in the financial and credit markets.

Investigator Advances

We received advance payments from a small number of our clients as part of certain long-term contracts, which require us to maintain separate cash accounts to be utilized for payment of investigator fees. As of September 30, 2009 and December 31, 2008, this cash amount was $0 and $1.1 million, respectively. This amount is also included in Customer Advances, a component of current liabilities, in the accompanying balance sheets.

ENCORIUM GROUP, INC.

NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS—(Continued)

(UNAUDITED)

Accounts Receivable

Accounts receivable, net of an allowance for doubtful accounts, consists of customer billings pursuant to contractual terms related to work performed as of September 30, 2009. In general, amounts become billable upon the achievement of billing mechanisms or in accordance with predetermined payment schedules set forth in the contracts with our clients. Included in accounts receivable are amounts due from clients in connection with unbilled out-of-pocket pass-through costs in the amount of $ 0 as of September 30, 2009 and $369 thousand as of December 31, 2008.

Concentration of Credit Risk

Our accounts receivable and costs and estimated earnings in excess of related billings on uncompleted contracts are concentrated with a number of companies within the pharmaceutical, biotechnology and medical device industries. The majority of this exposure is to large, well established firms. Credit losses have historically been minimal. As of September 30, 2009, the total of accounts receivable and costs and estimated earnings in excess of related billings on uncompleted contracts was $4.4 million. Of this amount, the exposure to our three largest clients was 54% of the total, with the three largest clients representing 27%, 16% and 11% of total exposure, respectively. As of December 31, 2008, the total of accounts receivable and costs and estimated earnings in excess of related billings on uncompleted contracts was $6.1 million. Of this amount, the exposure to our three largest clients was 38% of the total, with the three largest clients representing 15%, 12%, and 11% of total exposure, respectively.

Customer Advances

Several client contracts contain provisions that allow us to bill and receive advance payments to be utilized for investigator fees and reimbursable expenses. In some instances, the client requires that we maintain separate cash accounts to be utilized for investigator fees, which are included as Investigator Advances as a component of current assets. Funds received as customer advances, excluding investigator advances for which separate cash accounts are required as part of our contract with the client, are included as part of Cash and cash equivalents. The balance of customer advances, including investigator advances of $0, was $1.4 million as of September 30, 2009. As of September 30, 2009, there were no material customer advances billed, but not received.

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

ENCORIUM GROUP, INC.

NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS—(Continued)

(UNAUDITED)

As is customary in the industry, we will continue to exclude from revenue and expense in the Consolidated Statements of Operations fees paid to investigators and the associated reimbursement since we acts as an agent on behalf of the clinical trial sponsors with regard to investigator payments. These investigator fees are not reflected in our Net Revenue, Reimbursement Revenue, Reimbursement Out-of-Pocket Expenses, and/or Direct Expenses. The amounts of investigator fees for the three months ended September 30, 2009 and 2008 were $54 thousand and $1.2 million, respectively. The amount of investigator fees for the nine months ended September 30, 2009 and 2008 were $1.0 million and $4.5 million, respectively.

Stock-Based Compensation

We have adopted equity incentive plans that provide for the granting of stock options to employees, directors, advisors and consultants.

Effective January 1, 2006, we adopted Financial Accounting Standards Board (FASB) Accounting Standards Codification (ASC) 718 (“ASC 718”) using the Modified Prospective Approach. ASC 718 requires the costs for all share-based payments to employees, including grants of employee stock options, to be recognized in financial statements based on their fair values at grant date, or the date of later modification, over the requisite period. In addition, ASC 718 requires unrecognized cost (based on the amounts previously disclosed in our pro forma footnote disclosure) related to options vesting after the date of initial adoption to be recognized in the financial statements over the remaining requisite period. Accordingly, prior period amounts have not been restated. See Note 8 for further detail regarding the adoption of this standard.

Goodwill and Intangible Assets

The Company follows the provisions of FASB ASC 805, “Business Combinations,” (“ASC 805”) and FASB ASC 350, “Goodwill and Other Intangible Assets,” (“ASC 350”) applicable to business combinations. The Company also follows the provisions of FASB ASC 360, “Accounting for the Impairment or Disposal of Long-Lived Assets,” (“ASC 360”) applicable to its accounting for impairment of goodwill and intangible assets. In accordance with these standards, goodwill acquired in connection with the acquisition of Encorium Oy (formerly Remedium) was not amortized. However, the identifiable intangible assets acquired in connection with the acquisition of Encorium Oy are being amortized over their useful lives. Under ASC 350, goodwill is subject to impairment testing annually or whenever events or changes in circumstances indicate that the carrying amount may not be fully recoverable. If carrying value exceeds current fair value, then goodwill is considered impaired and is reduced to fair value via a charge to earnings. The identifiable intangibles acquired in connection with the acquisition of Encorium Oy are also subject to impairment testing under ASC 350, whenever events or changes in circumstances indicate that the carrying amount may not be fully recoverable. The Company performed its annual impairment testing as of November 1, 2008. The fair value of the reporting unit was estimated using the expected present value of future cash flows and market values of comparable companies using estimates, judgments and assumptions that Management believes were appropriate in the circumstances. The sum of the fair value was reconciled to the Company’s current market capitalization. As a result of this reconciliation process the Company recorded an impairment charge related to goodwill of $12.5 million in the fourth quarter of 2008. The Company will perform its next annual impairment testing as of November 1, 2009.

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

3. RECENTLY ISSUED ACCOUNTING STANDARDS:

In June 2009, the FASB issued an accounting standard codified within Accounting Standards Codification (“ASC”) ASC 105, Generally Accepted Accounting Principles, (“ASC 105” and formerly referred to as SFAS No. 168), which establishes the FASB Accounting Standards Codification as the source of authoritative accounting principles recognized by the FASB to be applied by nongovernmental entities in the preparation of financial statements in conformity with GAAP. ASC 105 is effective for financial statements issued for interim and annual periods ending after September 15, 2009. As ASC 105 is not intended to change or alter existing GAAP, it will not impact the Company’s condensed financial statements. The Company has adjusted historical GAAP references in its third quarter 2009 Form 10-Q to reflect accounting guidance references included in the Codification.

In September 2009, the FASB issued Accounting Standards Update No. 2009-07 (“ASC Update 2009-07”) Accounting for Various Topics - Technical Corrections to SEC Paragraphs. This ASU represents technical corrections to various ASC Topics containing SEC guidance. The technical corrections resulted from external comments received, and consisted principally of paragraph referencing and minor wording changes. In the third quarter of 2009, the Company adopted this FASB ASU. The adoption of this ASU did not have any impact on the condensed financial statements included herein.

In December 2007, the FASB issued ASC 805, “Business Combinations” (“ASC 805”) . ASC 805 revises accounting and reporting standards for business combinations and applies to all transactions or other events in which an entity obtains control of one or more businesses by transferring consideration as well as combinations achieved without the transfer of consideration. By applying the same method of accounting – the acquisition method – to all transactions and other events in which one entity obtains control over one or more other businesses, this statement is intended to improve the comparability of the information about business combinations provided in financial reports. ASC 805 applies prospectively to business combinations with an acquisition date on or after the beginning of the first annual reporting period beginning on or after December 15, 2008. The Company is currently in the process of evaluating ASC 805, and has not yet determined the impact, if any, that accounting for future business combinations under ASC 805, effective January 1, 2009, will have on its consolidated results of operations or financial position.

In August 2009, the FASB issued Accounting Standards Update No 2009-05 (“ASC Update 2009-05”), an update to FASB ASC 820, Fair Value Measurements and Disclosures. This update provides amendments to reduce potential ambiguity in financial reporting when measuring the fair value of liabilities. Among other provisions, this update provides clarification that in circumstances, in which a quoted price in an active market for the identical liability is not available, a reporting entity is required to measure fair value using one or more of the valuation techniques described in ASC Update 2009-05. ASC Update 2009-05 will become effective for the Company’s annual financial statements for the year ended December 31, 2009. The Company has not determined the impact that this update may have on its financial statements.

In June 2009, the FASB issued FAS No. 166, “Accounting for Transfers of Financial Assets - an amendment of FASB Statement No. 140.” This pronouncement has not yet been incorporated into the FASB’s codification. This standard will require more information about transferred financial assets, including securitization transactions, and where entities have continuing exposure to the risks related to transferred financial assets. This standard is effective at the start of a Company’s first fiscal year beginning after November 15, 2009, or January 1, 2010, for companies reporting earnings on a calendar-year basis. The Company is currently analyzing the impact of this statement, if any, to its condensed financial statements.

In May 2009, the FASB issued an accounting standard codified within ASC 855,” Subsequent Events”, (“ASC 855” and formerly referred to as SFAS No. 165), which modified the subsequent event guidance. The three modifications to the subsequent events guidance are: 1) To name the two types of subsequent events either as recognized or non-recognized subsequent events, 2) To modify the definition of subsequent events to refer to events or transactions that occur after the balance sheet date, but before the financial statement are issued or available to be issued and 3) To require entities to disclose the date through which an entity has evaluated subsequent events and the basis for that date, i.e. whether that date represents the date the financial statements were issued or were available to be issued. This guidance is effective for interim or annual financial periods ending after June 15, 2009, and should be applied prospectively. The Company adopted ASC 855 during the quarter ended June 30, 2009 and it did not have a material impact on the Company’s condensed financial statements.

In April 2009, the FASB issued an accounting standard codified within ASC 825, “Financial Instruments,” (“ASC 825”), ASC 825-10-65, Transition and Open Effective Date Information, (“ASC 825-10-65” and formerly referred to as FSP FAS No. 107-1 and APB Opinion No. 28-1), which requires disclosures about fair value of financial instruments for interim reporting periods as well as in annual financial statements. This guidance also requires those disclosures in summarized financial information at interim reporting periods. ASC 825-10-65 is effective prospectively for interim reporting periods ending after June 15, 2009. The Company adopted ASC 825 in the quarter ended June 30, 2009. The adoption of ASC 825 did not have a material impact on the Company’s condensed financial statements.

In April 2009, the FASB issued an accounting standard codified within ASC 820, “Fair Value Measurements and Disclosures,” (“ASC 820” and formerly referred to as FSP FAS 157-4), ASC 820 affirms the objective of fair value when a market is not active, clarifies and includes additional factors for determining whether there has been a significant decrease in market activity, eliminates the presumption that all transactions are distressed unless proven otherwise, and requires an entity to disclose a change in valuation technique. ASC 820 is effective for interim and annual periods ending after June 15, 2009. The Company adopted ASC 820 in the quarter ended June 30, 2009. The adoption did not have a material impact on the Company’s condensed financial statements.

ENCORIUM GROUP, INC.

NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS—(Continued)

(UNAUDITED)

4. LINE OF CREDIT

The Company has two significant lines of credit for its European operations. The first credit facility amounting to $730 thousand is with Svenska Handelsbanken AB with interest charged at Handlesbanken Avista +0.9%, which at September 30, 2009 was approximately 1.8%. The second significant line of credit amounting to $438 thousand is with Okopankki Oyj with interest charged at 1 month euribor +1.0%, which at September 30, 2009 was approximately 3.5%. $701 thousand of the combined facility was outstanding as of September 30, 2009. Commitments by the banks generally expire one year from the date of the agreement and are generally renewed.

5. EARNINGS PER SHARE

Basic earnings per share is computed by dividing net income for the period by the weighted average number of common shares outstanding during the period. Diluted earnings per share is computed by dividing net income by the weighted average number of common shares plus the dilutive effect of outstanding stock options under our equity incentive plans. Stock options outstanding not included in the table below because of their anti-dilutive effect for the three and nine months ended September 30, 2009 were 755,000.

The net loss and weighted average common and common equivalent shares outstanding for purposes of calculating net loss per common share were computed as follows:

	Three months ended September 30,		Nine months ended September 30,
	2009	2008	2009	2008

Net loss	$(1,000,651)	$(3,881,352)	$(3,140,542)	$(7,334,183)

Weighted average number of common shares outstanding used in computing basic earnings per share	20,532,883	20,603,140	20,532,883	20,603,140

Dilutive effect of stock options outstanding	—	—	—	—

Weighted average shares used in computing diluted earnings per share	20,532,883	20,603,140	20,532,883	20,603,140

Basic earnings (loss) per share	$(0.05)	$(0.19)	$(0.15)	$(0.36)
Diluted earnings (loss) per share	$(0.05)	$(0.19)	$(0.15)	$(0.36)

6. COMPREHENSIVE INCOME

A reconciliation of comprehensive loss is as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2009	2008	2009	2008

Net loss	$(1,000,651)	$(3,881,352)	$(3,140,542)	$(7,334,183)

Foreign currency translation adjustment	(1,131,037)	2,641,315	(411,395)	2,826,785

Comprehensive loss	$(2,131,688)	$(1,240,037)	$(3,551,937)	$(4,507,398)

7. SEGMENT INFORMATION

The Company operates predominantly in the clinical research industry providing a broad range of clinical research services on a global basis to the pharmaceutical, biotechnology and medical device industries.

The following table summarizes the distribution of net revenue and contracts with significant clients:

	Three Months Ended September 30,				Nine Months Ended September 30,
	2009		2008		2009		2008
	Percentage of Revenues	Number of Contracts	Percentage of Revenues	Number of Contracts	Percentage of Revenues	Number of Contracts	Percentage of Revenues	Number of Contracts
Client A	31%	13	9%	2	33%	13	11%	2
Client B	17%	4	10%	2	8%	13	10%	2
Client C	7%	13	7%	13	7%	4	8%	13

Top Clients	55%	30	26%	17	48%	30	29%	17

Client A, B and C in the table above represent the largest clients for each period, but do not represent the same client for each year shown. We have no other customers that comprise more than 10% of our net revenues.

ENCORIUM GROUP, INC.

NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS—(Continued)

(UNAUDITED)

The following table summarizes the distribution of net revenues from external clients by geographical region for the three and nine months ended September 30, 2009 and 2008.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2009	2008	2009	2008
Finland	$2,439,947	$3,141,591	$7,800,486	$10,056,848
Rest of Europe	2,006,659	2,255,303	5,667,556	6,660,116

Total	$4,446,606	$5,396,894	$13,468,042	$16,716,964

The following table summarizes the distribution of the Company’s long lived assets by geographical region as of September 30, 2009 and December 31, 2008.

	September 30, 2009	December 31, 2008
U.S.	$0	$881,666
Europe	5,331,882	5,430,049

Total	$5,331,882	$6,311,715

8. STOCKHOLDERS EQUITY

Treasury Stock

In October 2008 the Company approved a stock repurchase program in an amount of up to $250,000. During the three months ended December 31, 2008, the Company purchased 79,257 shares of Common Stock at an average price of $0.36 per share in open market transactions. There were 310,121 common shares in treasury as of December 31, 2008. The shares are valued using the cost method of accounting for treasury stock. The Company did not make any purchases of Common Stock during the nine months ended September 30, 2009.

Share-Based Compensation

Effective January 1, 2006 we adopted ASC 718 using the Modified Prospective Approach. ASC 718 requires the cost of all share-based payments to employees, including grants of employee stock options, to be recognized in the financial statements based on their fair values at grant date, or the date of later modification, over the requisite service period.

Under the Modified Prospective Approach, the amount of compensation expense recognized includes compensation expense for all share-based payments granted prior to, but not yet fully vested as of January 1, 2006, based on the grant date fair value estimated in accordance with ASC 718 and compensation expense for all share-based payments granted subsequent to January 1, 2006, based on the grant date fair value estimated in accordance with ASC 718.

For the three months and nine months ended September 30, 2009, ASC 718 resulted in incremental stock-based compensation expense of $221 thousand and $300 thousand, respectively, or $0.01 and $0.01 on a basic and diluted earning per share basis. For the three and nine months ended September 30, 2008, ASC 718 resulted in incremental stock-based compensation expense of $52 thousand and $186 thousand, respectively, or $0.01 and $.01 on a basic and diluted earning per share basis. The compensation expense associated with ASC 718 did not have a net impact on cash flows from operating, investing or financing activities. A deduction is not allowed for income tax purposes until the options are exercised. The amount of the income tax deduction will be the difference between the fair value of the Company’s common stock and the exercise price at the date of exercise. The tax effect of the income tax deduction in excess of the financial statement expense will be recorded as an increase in additional paid-in-capital. Accordingly, ASC 718 requires the recognition of a deferred tax asset for the tax effect of the financial statement expense recorded. However, due to our recent loss history, and uncertainty regarding the realization of deferred tax assets, deferred tax assets have been fully reserved as of September 30, 2009. The net operating losses incurred to date by the Company are being carried forward and may be applied against future taxable income subject to certain limitations set forth in Section 382 of the Internal Revenue Code.

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

	Three Months Ended September 30,		Nine Months Ended September 30,
	2009	2008	2009	2008
Risk-free interest rate	—	3.12% - 3.26%	2.20% - 2.55%	2.91% - 3.63%
Expected dividend yield	—	—	—	—
Expected life	—	7 years	7 years	7 years
Expected volatility	—	65.20%	72.50%	63.17%
Forfeiture rate	—	15.00%	15.00%	15.00%

ENCORIUM GROUP, INC.

NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS—(Continued)

(UNAUDITED)

A summary of award activity under the stock option plans as of September 30, 2009 and changes during the nine month period is presented below:

	Number of Shares	Range of Exercise Prices per Share	Weighted Average Exercise Price per Share	Intrinsic Value
Options outstanding at December 31, 2008	954,083	$0.24 - 6.08	$2.29	(1,564,696)
Granted	102,750	.19 - .29	0.29	36,990
Exercised	—	—	—	—
Canceled	(23,417)	2.50 - 2.60	2.52	43,821

Options outstanding at March 31, 2009	1,033,416	$0.19 - 6.08	$0.91	(268,688)
Granted	—	—	—	—
Exercised	—	—	—	—
Canceled	(253,416)	.19 - 4.10	1.27	157,118

Options outstanding at June 30, 2009	780,000	$0.24 - 6.08	$0.79	(109,200)
Granted	—	—	—	—
Exercised	—	—	—	—
Canceled	(25,000)	2.25	2.25	40,000

Options outstanding at September 30, 2009	755,000	$0.24 - 6.08	$0.74	(67,950)

Vested options outstanding at:
September 30, 2009	371,665	$0.24 - 6.08	$0.83	$(66,900)
Non-vested options outstanding at:
September 30, 2009	383,335	$0.24 - 6.08	$0.65	$0

Approximately 121,834 options, net of forfeitures, of the 383,335 non-vested options as of September 30, 2009 will vest within the next year.

As of September 30, 2009, there was approximately $65 thousand of total unrecognized compensation cost related to unvested share-based compensation awards granted under the stock option plans. That cost is expected to be recognized over a weighted-average period of approximately 1.6 years.

Based upon the above assumptions, the weighted average fair value of the stock options granted for the three months ended September 30, 2009 and 2008 was $0 and $1.05, respectively. There were no options granted for the three months ended September 30, 2009. The weighted average fair value of the stock options granted for the nine months ended September 30, 2009 and 2008 was $0.20 and $1.04, respectively.

The Company has a policy of issuing new shares to satisfy share option exercises.

The following table summarizes information regarding stock options outstanding at September 30, 2009:

Options Outstanding
Range of Exercise Prices	Number Outstanding at September 30, 2009	Weighted Average Remaining Contractual Life in Years	Weighted Average Exercise Price per Share
$0.01-$0.50	655,000	9.11	$0.30
$1.51-$2.00	45,000	8.55	1.77
2.51-3.00	15,000	8.12	2.67
$6.00 - $6.50	40,000	7.32	6.08

	755,000	8.96	$0.74

ENCORIUM GROUP, INC.

NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS—(Continued)

(UNAUDITED)

The following table summarizes information regarding exercisable stock options at September 30, 2009:

Options Exercisable
Range of Exercise Prices	Number of Exercisable Options at September 30, 2009	Weighted Average Remaining Contractual Life in Years	Weighted Average Exercise Price Per Share
$0.01-$0.50	325,000	9.00	$0.33
1.51-2.00	14,999	8.55	1.77
2.51-3.00	5,000	8.12	2.67
$6.00 - $6.50	26,666	7.32	6.08

	371,665	8.85	$0.83

A summary of stock options expected to vest in the next twelve months is as follows:

Options Expected To Vest
Range of Exercise Prices	Options Expected to Vest Net of Forfeitures	Weighted Average Remaining Contractual Life in Years	Weighted Average Exercise Price Per Share
$0.01-$0.50	93,501	9.22	0.27
$1.51-$2.00	12,749	8.55	1.77
2.51-3.00	4,250	8.12	2.67
$6.00 - $6.50	11,334	7.32	6.08

	121,834	8.93	1.05

9. SUPPLEMENTAL CASH FLOW INFORMATION

No income tax payments were required for the nine months ended September 30, 2009 and 2008, respectively. Cash paid for interest for the nine months ended September 30, 2009 and 2008 was approximately $31 thousand and $19 thousand, respectively. We did not enter into any capital lease obligations during the nine months ended September 30, 2009 and 2008. We did not acquire any property and equipment through leasing arrangements during the nine months ended September 30, 2009 or 2008, respectively.

10. GOODWILL AND OTHER INTANGIBLES

The amount of Goodwill resulting from the Encorium Oy (formerly Remedium) acquisition, including deferred taxes of $1,697,724, was $15,388,299 which was determined as the excess of cost over the fair values of acquired net assets and as such was not amortized.

ENCORIUM GROUP, INC.

NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS—(Continued)

(UNAUDITED)

Goodwill is subject to impairment testing annually or whenever events or changes in circumstances indicate that the carrying amount may not be fully recoverable. If carrying value exceeds current fair value, then goodwill is considered impaired and is reduced to fair value via a charge to earnings. The Company performed its annual impairment testing as of November 1, 2008. The fair value of the reporting unit was estimated using the expected present value of future cash flows and market values of comparable companies using estimates, judgments and assumptions that Management believes were appropriate in the circumstances. The sum of the fair value was reconciled to the Company’s current market capitalization. As a result of this reconciliation process the Company recorded an impairment charge related to goodwill of $12.5 million in the fourth quarter of 2008. The Company will perform its next annual impairment testing as of November 1, 2009.

The Company also acquired $6.5 million of identifiable intangible assets in connection with the Encorium Oy acquisition. Of the $6.5 million of acquired intangible assets, $3.9 million was attributed to customer relationships, $2.6 million was attributable to backlog and $53 thousand was attributable to a non-compete agreement. All of these intangibles are subject to amortization on a straight-line basis. The estimated useful lives for customer relationships, backlog and non-compete agreement are 16 years, 18 months and 4 years, respectively. Amortization expense for the three months ended September 30, 2009 and 2008 was $72 thousand and $374 thousand, respectively. Amortization expense for the nine months ended September 30, 2009 and 2008 was $205 thousand and $1.1 million, respectively. The estimated amortization of intangibles expense to be recorded in future periods is as follows:

2009	$72,965
2010	289,312
2011	276,579
2012	276,579
2013	276,579

11. INCOME TAXES

The Company accounts for income taxes in accordance with the provisions of FASB ASC 740, “Accounting for Income Taxes” (“ASC 740”). ASC 740 requires recognition of deferred tax liabilities and assets for the future expected tax consequences of events that have been included in the financial statements or tax returns. Under this method deferred tax liabilities and assets are determined based on the difference between the financial statement tax bases of assets and liabilities using enacted tax rates in effect for the year in which the differences are expected to reverse. At September 30, 2009, the Company recorded a full valuation allowance against its net deferred tax assets and net operating loss carry-forwards given that it is more likely than not that the deferred tax asset will not be realized.

The Company files its tax returns as prescribed by the tax laws of the jurisdiction in which it operates. The Company’s policy is to recognize interest and penalties in Other Expense.

12. COMMON STOCK AND WARRANTS

In May 2007, the Company sold 1,748,252 shares of its common stock, $0.001 par value in a private placement (the “Offering”) at a price of $2.86 per share and warrants to purchase an aggregate of 874,126 shares of the Company’s common stock, $0.001 par value, at an exercise price of $4.12 per share for a period of five years commencing nine months from the date of issuance. The Offering resulted in aggregate gross proceeds to the Company of $5 million before deducting commissions, fees and expenses.

13. SUBSEQUENT EVENTS

The Company has evaluated subsequent events through the issuance of these consolidated condensed financial statements on November 16, 2009.

On October 19, 2009, the Company sold 3,937,500 shares of it’s common stock, $0.001 par value in a private placement (the Stock Sale) at a price of $0.40 per share to a private investor.

Prior to the Stock Sale, the Company entered into Warrant Exchange Agreements with two investors (the “Investors”) pursuant to which the Company issued to the Investors an aggregate of 1,864,000 shares of Common Stock (collectively, the “Exchange Shares”) and warrants to purchase an aggregate of 874,126 shares of Common Stock, exercisable for a period of five years, at an exercise price of $.40 per share (collectively, the “Exchange Warrants”). The Exchange Shares and Exchange Warrants were issued in exchange for warrants dated as of May 9, 2007 (see note 12 above) held by the Investors to purchase an aggregate of 874,126 shares of Common Stock of the Company (collectively, the “Original Warrants”).

ENCORIUM GROUP, INC.

NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS—(Continued)

(UNAUDITED)

14. DISCONTINUED OPERATIONS

On July 17, 2009, the Company sold its U.S. business to Pierrel Research USA, Inc., a wholly-owned subsidiary of Pierrel SpA, an international contract research organization listed on Milano’s Stock Exchange. The purchase price of $2.7 million consisted of cash of $80 thousand and the assumption of $2.6 million of liabilities. As a result of the sale, the results of the U.S. business are included in discontinued operations in the Company’s consolidated statements of operations. In addition, any assets and liabilities related to these discontinued operations are presented separately on the consolidated balance sheets and any cash flows related to these discontinued operations are presented separately in the consolidated statements of cash flows. All prior period information has been reclassified to be consistent with the current period presentation. The following amounts related to the U.S. Business were derived from historical financial information and have been segregated from continued operations and reported as discontinued operations:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2009	2008	2009	2008

Net revenue	$20,320	$2,041,106	$3,823,332	$6,467,120
Reimbursement revenue	—	358,664	891,818	877,486

Total Revenue	20,320	2,399,770	4,715,150	7,344,606

Operating Expenses
Direct	2,802	1,859,052	2,484,567	5,548,941
Reimbursement out-of-pocket expenses	—	358,664	891,818	877,486
Selling, general and administrative	1,048,747	1,566,211	2,363,795	3,964,916
Depreciation and amortization	—	102,256	199,865	311,208

Total Operating Expenses	1,051,549	3,886,183	5,940,045	10,702,551

Loss from Operations	(1,031,229)	(1,486,413)	(1,224,895)	(3,357,945)

Interest Income	25	16,438	3,402	87,271
Interest Expense	0	(2,257)	(3,918)	(7,117)

Net Interest (Expense) Income	25	14,181	(516)	80,154

Gain on sale of assets	772,768		772,768

Other expense	—	—	(101,373)	—

Net Loss before Income Taxes	(258,436)	(1,472,232)	(554,016)	(3,277,791)

Income Tax Benefit	—	(16,590)	—	(200,356)

Net Loss	$(258,436)	$(1,455,642)	$(554,016)	$(3,077,435)

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

In this discussion, the terms “Company,” “we,” “us” and “our” refer to Encorium Group, Inc. and our consolidated subsidiaries, except where it is made clear otherwise.

Forward Looking Statements

When used in this Report on Form 10-Q and in other public statements, both oral and written, by the Company and Company officers, the words “estimate,” “project,” “expect,” “intend,” “believe,” “anticipate” and similar expressions are intended to identify forward-looking statements regarding events and trends that may affect our future operating results and financial position. Such statements are subject to risks and uncertainties that could cause our actual results and financial position to differ materially. Such factors include, among others: (i) the risk that we may not have sufficient funds to operate our business; (ii) our success in attracting new business and retaining existing clients and projects; (iii) the size, duration and timing of clinical trials we are currently managing may change unexpectedly; (iv) the termination, delay or cancellation of clinical trials we are currently managing could cause revenues and cash-on-hand to decline unexpectedly; (v) the timing difference between our receipt of contract milestone or scheduled payments and our incurring costs to manage these trials; (vi) outsourcing trends in the pharmaceutical, biotechnology and medical device industries; (vii) the ability to maintain profit margins in a competitive marketplace; (viii) our ability to attract and retain qualified personnel; (ix) the sensitivity of our business to general economic conditions; (x) other economic, competitive, governmental and technological factors affecting our operations, markets, products, services and prices; (xi) announced awards received from existing and potential customers are not definitive until fully negotiated contracts are executed by the parties; (xii) our backlog may not be indicative of future results and may not generate the revenues expected; and (xiii) uncertainties regarding the availability of additional capital and continued listing of our common stock on Nasdaq. You should not place undue reliance on any forward-looking statement. We undertake no obligation to publicly release the result of any revision of these forward-looking statements to reflect events or circumstances after the date they are made or to reflect the occurrence of unanticipated events. Please refer to the section entitled “Risk Factors” beginning on page 20 in this Quarterly Report on Form 10-Q for the quarter ended September 30, 2009 for a more complete discussion of factors which could cause our actual results and financial position to change.

Overview

We are a clinical research organization that engages in the design and management of complex clinical trials for the pharmaceutical, biotechnology and medical device industries. We were initially incorporated in August 1998 in Nevada. In June 2002, we changed our state of incorporation to Delaware. In November 2006, we expanded our international operations with the acquisition of our wholly-owned subsidiary, Encorium Oy, a CRO founded in 1996 in Finland, which offers clinical trial services to the pharmaceutical and medical device industries. Since 2006 we have conducted substantially all of our European operations through Encorium Oy and its wholly-owned subsidiaries located in Denmark, Estonia, Sweden, Lithuania, Romania, Germany and Poland. On July 16, 2009 the Company sold substantially all of the assets relating to the Company’s US line of business to Pierrel Research USA, Inc., the result of which the Company no longer has any employees or significant operations in the United States. Due to this sale, for the nine months ended September 30, 2009 and 2008, the results of the U.S. business have been presented as discontinued operations in the consolidated financial statements.

The following discussion should be read in conjunction with the Company’s consolidated financial statements and notes thereto.

On October 19, 2009, we announced that we had completed a private placement of 3,937,500 shares of our common stock with a private investor for an aggregate purchase price of $1,575,000 or $.40 per share.

Prior to the transaction, the Company entered into Warrant Exchange Agreements with two investors (the “Investors”) pursuant to which the Company issued to the Investors an aggregate of 1,864,000 shares of Common Stock (collectively, the “Exchange Shares”) and warrants to purchase an aggregate of 874,126 shares of Common Stock, exercisable for a period of five years, at an exercise price of $.40 per share (collectively, the “Exchange Warrants”). The Exchange Shares and Exchange Warrants were issued in exchange for warrants dated as of May 9, 2007 held by the Investors to purchase an aggregate of 874,126 shares of Common Stock of the Company (collectively, the “Original Warrants”). Except as described above, the terms of the Exchange Warrants, including anti-dilution adjustments, are substantially similar to those of the Original Warrants.

The Company also announced on October 19, 2009, that it has terminated previously announced negotiations for the sale of the Company’s wholly-owned subsidiary Encorium OY to a clinical research organization based in the United States and will not pursue a sale of the Company or Encorium Oy at this time.

Historically our net cash used in operations has been substantial. Our net cash used in operations for the nine months ended September 30, 2009 was $5.4 million. Our cash and cash equivalents as of September 30, 2009 was $318 thousand. We anticipate that will meet our cash requirements at least into the second quarter of 2010, assuming we are able to fully implement our current costs cutting initiatives, we are able to win additional contracts during fiscal 2009 and we are able to maintain our current customer contracts. We will continue to seek strategic alternatives, including, but not limited to attempting to secure additional financing. Our ability to obtain additional financing in the future will depend in part upon prevailing capital market conditions, as well as conditions in our business and our operating results; and those factors may affect our efforts to arrange additional financing on terms that are satisfactory to us or at all. If we are unable to secure additional financing on terms acceptable to us and on a timely basis, we may significantly reduce our operating costs, which may include the cessation of operations in some countries. Our consolidated financial statements do not include any adjustment to reflect the possible future effects on the recoverability or classification of assets or the amounts and classification of liabilities that may result from the outcome of our ability to continue as a going concern.

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

General

The information set forth and discussed below for the nine months ended September 30, 2009 and 2008 is derived from the Consolidated Condensed Financial Statements included elsewhere herein. The financial information set forth and discussed below is unaudited but, in the opinion of management, reflects all adjustments (primarily consisting of normal recurring adjustments) necessary for a fair presentation of such information. The results of our operations for a particular quarter may not be indicative of results expected during the other quarters or for the entire year.

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

Our backlog relative to continuing operations was approximately $19.9 million as of September 30, 2009 as compared to $27.0 million as of September 30, 2008. Our backlog consists of anticipated net revenue from signed contracts and letters of intent that either have not started but are anticipated to begin in the near future or are in process and have not yet been completed. Many of our studies and projects are performed over an extended period of time, which may be several years. Amounts included in backlog have not yet been recognized as net revenue in our Consolidated Statements of Operations. Once contracted work begins, net revenue is recognized over the life of the contract on a proportional performance basis. The recognition of net revenue and contract terminations, if any, reduces our backlog while the awarding of new business increases our backlog. For the nine months ended September 30, 2009 we obtained approximately $8.3 million of new business awards as compared to approximately $17.4 million for the nine months ended September 30, 2008.

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

Percentage of net revenue, excluding reimbursable out-of-pocket expenses:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2009	2008	2009	2008
Net revenue	100.0%	100.0%	100.0%	100.0%
Operating Expenses
Direct	65.4%	65.2%	68.8%	66.0%
Selling, general and administrative	46.2%	37.7%	47.4%	40.9%
Depreciation	2.2%	7.5%	2.1%	7.1%
Loss from Operations	(13.9)%	(44.8)%	(18.3)%	(25.0)%
Net Loss from continuing operations	(16.7)%	(44.9)%	(19.2)%	(25.5)%

Contractual Obligations and Commitments

We did not enter into any capital lease obligations during the three months ended September 30, 2009 and 2008. We are committed under a number of non-cancelable operating leases, primarily related to office space and other office equipment.

In June 2008, the Company decreased by approximately 10,774 to 23,252 the amount of square feet under the lease agreement for its corporate office located in Wayne, Pennsylvania. The term of the lease was also extended to December 31, 2014 from November 30, 2009 and the monthly lease payments were reduced from approximately $79 thousand to approximately $53 thousand. Under the terms of the agreement, the Company was required to establish an irrevocable letter of credit in the amount $170,000 as a security deposit. The amount of the letter of credit is reduced by approximately $28,333 each year beginning on June 1, 2009 until reduced to $0 on December 31, 2014. The letter of credit was obtained in June 2008 and is included in “Other Assets”. In connection with the consummation of the sale of the U.S. business on July 16, 2009, the Company entered into an amendment of the lease for its corporate headquarters pursuant to which the Company was released from its remaining obligations under the lease for a termination fee equal to $235,000, the waiver of any rights to the Company’s security deposit of approximately $20,000 and payment of any outstanding lease obligations through July 31, 2009. The remaining $142,000 of the Letter of Credit as of July 16, 2009, the closing date of the U.S. transaction, was used to satisfy a portion of the termination fee.

Below is a summary of our future payment commitments by year under contractual obligations. Actual amounts paid under these agreements could be higher or lower than the amounts shown below as a result of changes in volume and other variables:

	2009	2010	2011	Thereafter	Total
Obligations under capital leases	$13,609	$54,436	$54,436	$—	$122,481
Operating leases	655,532	1,429,600	997,784	1,232,412	4,315,328
Employment agreement	451,667	—	—	—	451,667
Service agreements	42,500	—	—	—	42,500

	$1,163,308	$1,484,036	$1,052,220	$1,232,412	$4,931,976

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

As is customary in the industry, we will continue to exclude from revenue and expense in the Consolidated Statements of Operations fees paid to investigators and the associated reimbursement since we act as an agent on behalf of the pharmaceutical company sponsors with regard to investigator payments. These investigator fees are not reflected in our Net Revenue, Reimbursement Revenue, Reimbursement Out-of-Pocket Expenses, and/or Direct Expenses. The amounts of investigator fees for the three months ended September 30, 2009 and 2008 were $54 thousand and $1.2 million, respectively. The amounts of investigator fees for the nine months ended September 30, 2009 and 2008 were $1.0 million and $4.5 million, respectively

Stock-Based Compensation

The Company has adopted equity incentive plans that provide for the granting of stock options to employees, directors, advisors and consultants.

Effective January 1, 2006, we adopted ASC 718 which requires the costs for all share-based payments to employees, including grants of employee stock options, to be recognized in financial statements based on their fair values at grant date, or the date of later modification, over the requisite period. In addition, ASC 718 requires unrecognized cost (based on the amounts previously disclosed in our pro forma footnote disclosure) related to options vesting after the date of initial adoption to be recognized in the financial statements over the remaining requisite period.

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

The estimated annual share-based compensation expense relating to ASC 718 for the twelve months ended December 31, 2009 is expected to be $317 thousand. The Company recognized stock-based compensation expense of $221 thousand, or $0.01 on a basic and diluted earning per share basis, for the three months ended September 30, 2009 and $300 thousand or $0.01 on a basic and diluted earning per share basis for the nine months ended September 30, 2009. The Company recognized stock-based compensation expense of $52 thousand for the three months ended September 30, 2008, or $0.01 on a basic and diluted earning per share basis and $186 thousand for the nine months ended September 30, 2008.

Goodwill and Intangible Assets

The Company follows the provisions of ASC 805, “Business Combinations,” and ASC 350, “Goodwill and Other Intangible Assets,” applicable to business combinations. In accordance with these standards, goodwill acquired in connection with the acquisition of Encorium Oy (formerly Remedium) was not amortized. However, the identifiable intangible assets acquired in connection with the acquisition of Encorium Oy are being amortized over their useful lives. Under ASC 350, goodwill is subject to impairment testing annually or whenever events or changes in circumstances indicate that the carrying amount may not be fully recoverable. If carrying value exceeds current fair value, then goodwill is considered impaired and is reduced to fair value via a charge to earnings. The identifiable intangibles acquired in connection with the acquisition of Encorium Oy are also subject to impairment testing under ASC 350, whenever events or changes in circumstances indicate that the carrying amount may not be fully recoverable. The Company performed its annual impairment testing as of November 1, 2008. The fair value of the reporting unit was estimated using the expected present value of future cash flows and market values of comparable companies using estimates, judgments and assumptions that Management believes were appropriate in the circumstances. The sum of the fair value was reconciled to the Company’s current market capitalization. As a result of this reconciliation process the Company recorded an impairment charge related to goodwill of $12.5 million in the fourth quarter of 2008. The Company will perform its next annual impairment testing as of November 1, 2009.

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

Results of Operations

Three Months Ended September 30, 2009 Compared With Three Months Ended September 30, 2008

Continuing Operations:

Net revenue for the three months ended September 30, 2009 decreased by $1.0 million to $4.4 million as compared to $5.4 million for the three months ended September 30, 2008. The decrease in net revenues was primarily attributable to unfavorable foreign currency fluctuations of $200 thousand for the three months ended September 30, 2009 compared with the same prior year period. Approximately $650 thousand was attributable to revenue recognized on a contract that completed in 2008. For the three months ended September 30, 2009, net revenue from our largest clients amounted to 55% of our net revenue, with the largest clients representing 31%,17% and 7% of net revenue, respectively. For the three months ended September 30, 2008, net revenue from our largest clients amounted to 26% of our net revenue, with the largest clients representing 9%, 10% and 7% of net revenue, respectively.

Reimbursement revenue consisted of reimbursable out-of-pocket expenses incurred on behalf of our clients. Reimbursements are made at cost, without mark-up or profit, and therefore have no impact on net income.

Direct expenses included compensation and other expenses directly related to conducting clinical studies. These costs decreased by approximately $600 thousand to $2.9 million for the three months ended September 30, 2009 from $3.5 million for the three months ended September 30, 2008. The decrease in direct expenses was due to favorable foreign currency fluctuations of approximately $156 thousand combined with reductions in staff and subcontractors utilized on active clinical studies being conducted net of severance and other costs during the three months ended September 30, 2009 compared to same prior year period. Direct expenses as a percentage of net revenue were approximately 65% for the three months ended September 30, 2009 and September 30, 2008.

Selling, general, and administrative expenses (“SG&A”) includes the salaries, wages and benefits of all administrative, financial and business development personnel and all other support expenses not directly related to specific contracts. These costs were approximately $2.1 million for the three months ended September 30, 2009 and September 30, 2008. As a percentage of revenues, SG&A expenses increased by 8% to 46% for the three months ended September 30, 2009 compared with 38% the prior year period.

Depreciation and amortization expense decreased by $305 thousand to $99 thousand for the three months ended September 30, 2009 from $404 thousand for the three months ended September 30, 2008, primarily as a result of certain intangible assets acquired as part of the Encorium Oy acquisition being fully amortized.

During the three months ended September 30, 2008, the Company took a non-cash impairment charge of $1.86 million in connection with it’s analysis of the carrying value of goodwill acquired in connection with the acquisition of Encorium Oy.

Loss from operations decreased by $1.8 million to $600 thousand for the three months ended September 30, 2009 compared to loss from operations of $2.4 million from operations for the three months ended September 30, 2008, primarily for the reasons noted in the preceding paragraphs.

Net interest expense for the three months ended September 30, 2009 was $27 thousand compared to net interest expense of $16 thousand for the three months ended September 30, 2008. This decrease was due to a reduction in the amount of cash on hand during the three months ended September 30, 2009 compared to the same prior year period.

Net loss from continuing operations for the three months ended September 30, 2009 was $742 thousand, or $(0.04) per diluted share, as compared to a net loss from continuing operations of $2.4 million, or $(0.12) per diluted share for the three months ended September 30, 2008.

Discontinued Operations, Net of Tax

The net after tax loss from discontinued operations for the three months ended September 30, 2009 amounted to $258 thousand as compared to the net after tax loss of $1.5 million from discontinued continued operations during the three months ended September 30, 2008.

Nine Months Ended September 30, 2009 Compared With Nine Months Ended September 30, 2008

Continuing Operations:

Net revenue for the nine months ended September 30, 2009 decreased by $3.2 million to $13.5 million as compared to $16.7 million for the nine months ended September 30, 2008. The decrease in net revenues was primarily due to unfavorable foreign currency fluctuations of approximately $1.4 million for the nine months ended September 30, 2009 compared with the same prior year period. Approximately $2.2 million was attributable to revenue recognized on a contract that was completed during 2008, another $500 thousand was attributable to lower volume of contracts within our European operations. For the nine months ended September 30, 2009, net revenue from our largest clients amounted to 48% of our net revenue, with the largest clients representing 33%, 8% and 7% of net revenue, respectively. For the nine months ended September 30, 2008, net revenue from our largest clients amounted to 29% of our net revenue, with the largest clients representing 11%, 10% and 8% of net revenue, respectively.

Reimbursement revenue consisted of reimbursable out-of-pocket expenses incurred on behalf of our clients. Reimbursements are made at cost, without mark-up or profit, and therefore have no impact on net income.

Direct expenses included compensation and other expenses directly related to conducting clinical studies. These costs decreased by approximately $1.7 million to $9.3 million for the nine months ended September 30, 2009 from $11.0 million for the nine months ended September 30, 2008. The decrease in direct expenses was primarily due to favorable foreign currency fluctuations of $1.1 thousand for the nine months ended September 30, 2009 compared with the same prior year period. In addition, direct expenses decreased as a result of reductions in staff and subcontractors utilized on active clinical studies being conducted net of severance and other costs during the nine months ended September 30, 2009 compared to same prior year period. Direct expenses as a percentage of net revenue increased by 2.8% to 68.8% for the nine months ended September 30, 2009 as compared to 66.0% for the nine months ended September 30, 2008, primarily due to reduced margins associated with the contract that completed in 2008 coupled with the severance and other costs incurred during the nine months ended September 30, 2009 as compared with the same period during 2008.

Selling, general, and administrative expenses (“SG&A”) includes the salaries, wages and benefits of all administrative, financial and business development personnel and all other support expenses not directly related to specific contracts. These costs decreased by approximately $400 thousand to $6.4 million for the nine months ended September 30, 2009 from $6.8 million for the nine months ended September 30, 2008. The decrease in SG&A was due primarily to favorable foreign currency fluctuations of $580 thousand, staff reductions and reductions in overhead cost of approximately $200 thousand partially offset by increased professional fees associated with the sale of the U.S. Business. As a percentage of revenues, SG&A expenses increased by 6.5% to 47.4% for the nine months ended September 30, 2009 compared with 40.9% the prior year period.

Depreciation and amortization expense decreased by approximately $900 thousand to $282 thousand for the nine months ended September 30, 2009 from $1.18 million for the nine months ended September 30, 2008, primarily as a result of certain intangible assets acquired as part of the Encorium Oy acquisition being fully amortized.

During the nine months ended September 30, 2008, the Company took a non-cash impairment charge of $1.86 million in connection with it’s analysis of the carrying value of goodwill acquired in connection with the acquisition of Encorium Oy.

Loss from operations decreased by $1.8 million to $2.4 million for the nine months ended September 30, 2009 compared to loss from operations of $4.2 million from operations for the nine months ended September 30, 2008, primarily for the reasons noted in the preceding paragraphs.

Net interest expense for the nine months ended September 30, 2009 was $31 thousand compared to net interest expense of $10 thousand for the nine months ended September 30, 2008. This decrease was due to a reduction in the amount of cash on hand during the nine months ended September 30, 2009 compared to the same prior year period.

The income tax expense of $91 thousand for the nine months ended September 30, 2009 was principally related to provisions within our European group of companies.

Net loss for from continuing operations the nine months ended September 30, 2009 was $2.6 million thousand, or $(0.13) per diluted share, as compared to a net loss of $4.3 million, or $(0.21) per diluted share for the nine months ended September 30, 2008.

Discontinued Operations, Net of Tax

The net after tax loss from discontinued operations for the nine months ended September 30, 2009 amounted to $554 thousand as compared to the net after tax loss of $3.1 million from discontinued continued operations during the nine months ended September 30, 2008.

Liquidity and Capital Resources

On July 16, 2009, the Company sold substantially all of the assets relating to the Company’s US line of business to Pierrel Research USA, Inc., the result of which the Company no longer has any employees or significant operations in the United States. Due to this sale, for the nine months ended September 30, 2009 and 2008, the results of the U.S. business have been presented as discontinued operations in the consolidated financial statements.

On October 19, 2009, we announced that we had completed a private placement of 3,937,500 shares of its common stock with a private investor for an aggregate purchase price of $1,575,000 or $.40 per share.

Historically our net cash used in operations has been substantial. Our net cash used in operations for the nine months ended September 30, 2009 was $5.4 million. Our cash and cash equivalents as of September 30, 2009 was $318 thousand. We anticipate that we will meet our cash requirements at least into the second quarter of 2010, assuming we are able to fully implement our current costs cutting initiatives, we are able to win additional contracts during fiscal 2009 and we are able to maintain our current customer contracts. We will continue to seek strategic alternatives, including, but not limited to attempting to secure additional financing. Our ability to obtain additional financing in the future will depend in part upon prevailing capital market conditions, as well as conditions in our business and our operating results; and those factors may affect our efforts to arrange additional financing on terms that are satisfactory to us or at all. If we are unable to secure additional financing on terms acceptable to us and on a timely basis, we may significantly reduce our operating costs, which may include the cessation of operations in some countries. Our consolidated financial statements do not include any adjustment to reflect the possible future effects on the recoverability or classification of assets or the amounts and classification of liabilities that may result from the outcome of our ability to continue as a going concern.

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

Net revenue is recognized on a proportional performance basis. We typically receive a low volume of large-dollar receipts. As a result, the number of days net revenue outstanding in accounts receivable, costs and estimated earnings in excess of related billings, customer advances, and billings in excess of related costs will fluctuate due to the timing and size of billings and cash receipts. At September 30, 2009, the net days revenue outstanding decreased by 4 days to 31 days compared to (35) days at December 31, 2008. Compared to December 31, 2008, accounts receivable decreased $1.5 million to $3.1 million at September 30, 2009, primarily due the reduction in overall projects and the related billing schedules.

Costs and estimated earnings in excess of related billings on uncompleted contracts decreased by $132 thousand to $1.3 million as of September 30, 2009 compared to $1.4 million as of December 31, 2008. The balance at September 30, 2009 primarily consisted of 3 clinical trials. The top two balances constituted 67% and 16% of the balance.

This balance is mostly attributable to a delay in the timing of billings compared to when the work was performed. The $1.9 million decrease in the liability account, billings in excess of related costs and estimated earnings on uncompleted contracts, to $1.4 million as of September 30, 2009 from $3.3 million as of December 31, 2008, is the result of the U.S. business being classified as discontinued operations as of September 30, 2009. Customer advances decreased by $3.8 million to $1.4 million from $5.3 million as of December 31, 2008 due to the U. S. business being classified as discontinued operations as of September 30, 2009.

Our net cash used by operating activities was approximately $5.4 million for the nine months ended September 30, 2009, compared to net cash used by operating activities of $3.5 million for the nine months ended September 30, 2008. The $1.9 million increase is primarily related to decreases in accounts receivable, and other assets and decreases in accounts payable, accrued expenses, billings in excess of related costs and estimated earnings on uncompleted contracts and customer advances for the nine months ended September 30, 2009 as compared to same prior year period. Net cash used by investing activities was $42 thousand for the nine months ended September 30, 2009 and represented purchases of computer equipment and software applications. This compares to net cash used by investing activities of $249 thousand for the nine months ended September 30, 2008, which was also used to purchase computer equipment and software applications. Net cash provided by financing activities was $622 thousand for the nine months ended September 30, 2009, compared with net cash provided by financing activities of $29 thousand for the nine months ended September 30, 2008. The primary difference related to $702 thousand of short-term borrowings used to fund operations during the first nine months of 2009.

As a result of these cash flows, our cash and cash equivalents balance at September 30, 2009 was $318 thousand as compared to $5.7 million at December 31, 2008.

We purchased approximately $42 thousand of computer equipment and software applications for nine months ended September 30, 2009. We anticipate capital expenditures of approximately $100,000—$125,000 during the remainder of 2009, primarily for leasehold improvements, software applications, workstations, personal computer equipment and related assets.

RECENTLY ISSUED ACCOUNTING STANDARDS:

In June 2009, the FASB issued an accounting standard codified within Accounting Standards Codification (“ASC”) ASC 105, Generally Accepted Accounting Principles, (“ASC 105” and formerly referred to as SFAS No. 168), which establishes the FASB Accounting Standards Codification as the source of authoritative accounting principles recognized by the FASB to be applied by nongovernmental entities in the preparation of financial statements in conformity with GAAP. ASC 105 is effective for financial statements issued for interim and annual periods ending after September 15, 2009. As ASC 105 is not intended to change or alter existing GAAP, it will not impact the Company’s condensed financial statements. The Company has adjusted historical GAAP references in its third quarter 2009 Form 10-Q to reflect accounting guidance references included in the Codification.

In September 2009, the FASB issued Accounting Standards Update No. 2009-07 (“ASC Update 2009-07”) Accounting for Various Topics - Technical Corrections to SEC Paragraphs. This ASU represents technical corrections to various ASC Topics containing SEC guidance. The technical corrections resulted from external comments received, and consisted principally of paragraph referencing and minor wording changes. In the third quarter of 2009, the Company adopted this FASB ASU. The adoption of this ASU did not have any impact on the condensed financial statements included herein.

In December 2007, the FASB issued ASC 805, “Business Combinations” (“ASC 805”) . ASC 805 revises accounting and reporting standards for business combinations and applies to all transactions or other events in which an entity obtains control of one or more businesses by transferring consideration as well as combinations achieved without the transfer of consideration. By applying the same method of accounting – the acquisition method – to all transactions and other events in which one entity obtains control over one or more other businesses, this statement is intended to improve the comparability of the information about business combinations provided in financial reports. ASC 805 applies prospectively to business combinations with an acquisition date on or after the beginning of the first annual reporting period beginning on or after December 15, 2008. The Company is currently in the process of evaluating ASC 805, and has not yet determined the impact, if any, that accounting for future business combinations under ASC 805, effective January 1, 2009, will have on its consolidated results of operations or financial position.

In August 2009, the FASB issued Accounting Standards Update No 2009-05 (“ASC Update 2009-05”), an update to FASB ASC 820, Fair Value Measurements and Disclosures. This update provides amendments to reduce potential ambiguity in financial reporting when measuring the fair value of liabilities. Among other provisions, this update provides clarification that in circumstances, in which a quoted price in an active market for the identical liability is not available, a reporting entity is required to measure fair value using one or more of the valuation techniques described in ASC Update 2009-05. ASC Update 2009-05 will become effective for the Company’s annual financial statements for the year ended December 31, 2009. The Company has not determined the impact that this update may have on its financial statements.

In June 2009, the FASB issued FAS No. 166, “Accounting for Transfers of Financial Assets - an amendment of FASB Statement No. 140.” This pronouncement has not yet been incorporated into the FASB’s codification. This standard will require more information about transferred financial assets, including securitization transactions, and where entities have continuing exposure to the risks related to transferred financial assets. This standard is effective at the start of a Company’s first fiscal year beginning after November 15, 2009, or January 1, 2010, for companies reporting earnings on a calendar-year basis. The Company is currently analyzing the impact of this statement, if any, to its condensed financial statements.

In May 2009, the FASB issued an accounting standard codified within ASC 855,” Subsequent Events”, (“ASC 855” and formerly referred to as SFAS No. 165), which modified the subsequent event guidance. The three modifications to the subsequent events guidance are: 1) To name the two types of subsequent events either as recognized or non-recognized subsequent events, 2) To modify the definition of subsequent events to refer to events or transactions that occur after the balance sheet date, but before the financial statement are issued or available to be issued and 3) To require entities to disclose the date through which an entity has evaluated subsequent events and the basis for that date, i.e. whether that date represents the date the financial statements were issued or were available to be issued. This guidance is effective for interim or annual financial periods ending after June 15, 2009, and should be applied prospectively. The Company adopted ASC 855 during the quarter ended June 30, 2009 and it did not have a material impact on the Company’s condensed financial statements.

In April 2009, the FASB issued an accounting standard codified within ASC 825, “Financial Instruments,” (“ASC 825”), ASC 825-10-65, Transition and Open Effective Date Information, (“ASC 825-10-65” and formerly referred to as FSP FAS No. 107-1 and APB Opinion No. 28-1), which requires disclosures about fair value of financial instruments for interim reporting periods as well as in annual financial statements. This guidance also requires those disclosures in summarized financial information at interim reporting periods. ASC 825-10-65 is effective prospectively for interim reporting periods ending after June 15, 2009. The Company adopted ASC 825 in the quarter ended June 30, 2009. The adoption of ASC 825 did not have a material impact on the Company’s condensed financial statements.

In April 2009, the FASB issued an accounting standard codified within ASC 820, “Fair Value Measurements and Disclosures,” (“ASC 820” and formerly referred to as FSP FAS 157-4), ASC 820 affirms the objective of fair value when a market is not active, clarifies and includes additional factors for determining whether there has been a significant decrease in market activity, eliminates the presumption that all transactions are distressed unless proven otherwise, and requires an entity to disclose a change in valuation technique. ASC 820 is effective for interim and annual periods ending after June 15, 2009. The Company adopted ASC 820 in the quarter ended June 30, 2009. The adoption did not have a material impact on the Company’s condensed financial statements.

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

Our management, including our principal executive and principal financial officers, has evaluated any changes in our internal control over financial reporting that occurred during the quarter ended September 30, 2009, and has concluded that there was no change that occurred during the quarter ended September 30, 2009 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

Historically, our net cash used in operations has been substantial. Our net cash used in operations for the nine months ended September 30, 2009 was $5.4 million. Our cash and cash equivalents as of September 30, 2009 was $318 thousand. We anticipate that will meet our cash requirements at least into September of 2010, assuming we are able to fully implement our current costs cutting initiatives, we are able to win additional contracts and we are able to maintain our current customer contracts. In the event we are unable to do so, in order for the Company to continue as a going concern we will be required to obtain additional capital from external sources or significantly reduce our operating costs, which may include the cessation of operations in some countries.

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

The Company follows the provisions ASC 805, “Business Combinations” and ASC 350, “ Goodwill and Other Intangible Assets ,” applicable to business combinations. In accordance with these standards, goodwill acquired in connection with the acquisition of Encorium Oy (formerly Remedium) was not amortized. Under ASC 350, goodwill is subject to impairment testing annually or whenever events or changes in circumstances indicate that the carrying amount may not be fully recoverable. The Company performed its annual impairment testing as of November 1, 2008. The fair value of the reporting unit was estimated using the expected present value of future cash flows and market values of comparable companies using estimates, judgments and assumptions that Management believes were appropriate in the circumstances. The sum of the fair value was reconciled to the Company’s current market capitalization. As a result of this reconciliation process the Company recorded an impairment charge related to goodwill of $12.5 million in the fourth quarter of 2008. The Company will perform its next impairment testing as of November 1, 2009.

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

Historically, projects in the fields of cardiovascular, oncology, immunology, vaccines, medical devices as well as clinical staff outsourcing have represented 50-75% of our European project work, although the mix of projects is subject to change from year to year. For the year ended December 31, 2008, net revenues from our three largest clients amounted to 29% of our net revenues, with the three largest clients representing 10%, 10% and 9% of our net revenues, respectively. For the three months ended September 30, 2009, net revenue from our largest clients amounted to 55% of our net revenue, with the largest clients representing 31%,17% and 7% of net revenue, respectively. The loss of business from any significant client or our failure to continue to obtain new business would have a material and adverse effect on our business and revenues.

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

On August 25, 2009, the Company received a letter from The NASDAQ Stock Market notifying the Company that, based on its Form 10-Q for the period ended June 30, 2009, NASDAQ determined that the Company’s stockholders’ equity did not comply with the minimum $2.5 million stockholders’ equity requirement for continued listing on The NASDAQ Capital Market. As provided in the NASDAQ Marketplace Rules, the Company submitted to NASDAQ a plan and timeline to achieve and sustain compliance. On October 19, 2009, NASDAQ granted the Company an extension until December 8, 2009 to comply. If the Company fails to evidence compliance by that date, its common stock could be delisted from the Nasdaq Capital Market.

On September 15, 2009 Encorium received a NASDAQ Staff Deficiency Letter from The NASDAQ Stock Market stating that for the prior 30 consecutive business days, the closing bid price per share for the Company’s common stock was below the $1.00 minimum per share requirement for continued inclusion under NASDAQ Marketplace Rule 5550(a)(2). The closing price per share for the Company’s common stock continues to be below the $1.00 threshold as of the date of filing of this Form 10-Q. The Company has until March 15, 2010 to regain compliance by maintaining a closing bid price per share of $1.00 or higher for a minimum of 10 consecutive business days. If the Company is unsuccessful in meeting the minimum bid requirement during this initial compliance period, the Company will receive written notification from NASDAQ that its securities are subject to delisting, and at that time the Company may appeal the delisting determination to a Hearing’s Panel. Alternatively, the Company may be eligible for an additional grace period of 180 calendar days if the Company meets the initial listing standards, with the exception of bid price. If we fail to comply and cannot remedy our noncompliance during any applicable notice or grace periods, our common stock could be delisted from the NASDAQ Capital Market.

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

ENCORIUM GROUP, INC.

Dated: November 16, 2009	By:	/S/ KAI LINDEVALL, M.D. PH. D.
Kai Lindevall, M.D. Ph. D.
Executive Chairman
(Principal Executive Officer)

Dated: November 16, 2009	By:	/S/ PHILIP L. CALAMIA
Philip L. Calamia
Interim Chief Financial Officer
(Principal Accounting Officer)

S-1