Form 10-K
period 2009-12-31
ENCORIUM GROUP INC
filed 2010-04-19
CIK 856569

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

(Mark One)
☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2009.

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

For the transition period from to

Commission file number: 0-21145

ENCORIUM GROUP, INC.
(Exact name of registrant as specified in its charter)

Delaware	56-1668867
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

435 Devon Park Drive, Building 500, Wayne, Pennsylvania	19087
(Address of principal executive offices)	(Zip Code)

484-588-5400
(Registrant’s telephone number, including area code)

Securities registered under Section 12(b) of the Exchange Act:

Title of each class	Name of each exchange on which registered
Common Stock, $.001 par value per share	NASDAQ Capital Market

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

Yes  ☒   No  ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☐   No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.   ☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company. See the definitions of “large accelerated filer”, “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐	Accelerated filer ☐

Non-accelerated filer ☐	Smaller reporting company ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes  ☐    No  ☒

As of March 31, 2010, the aggregate market value of the registrant’s common stock held by non-affiliates of the registrant was $3,537,092 based on the closing sale price as reported on the National Association of Securities Dealers Automated Quotation System Market System.

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at March 31, 2010
Common Stock, $.001 par value per share	3,388,173*

*	Does not include 38,765 shares which are held in treasury.

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

FORWARD LOOKING STATEMENTS

When used in this Report on Form 10-K and in other public statements, both oral and written, by the Company and Company officers, the words “estimate,” “project,” “expect,” “intend,” “believe,” “anticipate” and similar expressions are intended to identify forward-looking statements regarding events and trends that may affect our future operating results and financial position. Such statements are subject to risks and uncertainties that could cause our actual results and financial position to differ materially. Such factors include, among others: (i) the risk that we may not have sufficient funds to operate our business; (ii) our success in attracting new business and retaining existing clients and projects; (iii) the size, duration and timing of clinical trials we are currently managing may change unexpectedly; (iv) the termination, delay or cancellation of clinical trials we are currently managing could cause revenues and cash-on-hand to decline unexpectedly; (v) the timing difference between our receipt of contract milestone or scheduled payments and our incurring costs to manage these trials; (vi) outsourcing trends in the pharmaceutical and biotechnology industries; (vii) the ability to maintain profit margins in a competitive marketplace; (viii) our ability to attract and retain qualified personnel; (ix) the sensitivity of our business to general economic conditions; (x) other economic, competitive, governmental and technological factors affecting our operations, markets, products, services and prices; (xi) announced awards received from existing and potential customers are not definitive until fully negotiated contracts are executed by the parties; (xii) our backlog may not be indicative of future results and may not generate the revenues expected; (xiii) uncertainties regarding the availability of additional capital; and (xiv) uncertainty regarding continued listing of our common stock on NASDAQ. You should not place undue reliance on any forward-looking statement. We undertake no obligation to publicly release the result of any revision of these forward-looking statements to reflect events or circumstances after the date they are made or to reflect the occurrence of unanticipated events. Please refer to the section entitled “Risk Factors” beginning on page 7 for a more complete discussion of factors which could cause our actual results and financial position to change.

PART I

ITEM 1.	BUSINESS

This Business section outlines our current business and sets forth our strategy to further expand our business. However, we do not currently have the funding necessary to carry out our expansion strategies. As a result, if we are unable to secure capital from external source or significantly increase our revenue we will need to significantly reduce our operating costs which will jeopardize the future strategic initiatives and business plans of the Company.

General

In this discussion, the terms “Company,” “we,” “us” and “our” refer to Encorium Group, Inc. and our consolidated subsidiaries, except where it is made clear otherwise.

We are a clinical research organization (“CRO”) that engages in the design and management of complex clinical trials for the pharmaceutical and biotechnology industries. Our mission is to provide our clients with high-quality, full-service support for their clinical trials. We offer therapeutic expertise, experienced team management and advanced technologies.

Our clients consist of some of the largest companies in the pharmaceutical and biotechnology industries. From protocol design and clinical program development, to proven patient recruitment, to managing the regulatory approval process, we have the resources to directly implement or manage Phase I through Phase IV clinical trials. We offer a broad range of clinical research and development services supporting Phase I through Phase IV clinical trials, such as strategic trial planning, project management, monitoring, data management and biostatistics, pharmacovigilance, medical writing, quality assurance, and outsourcing of clinical staff.  We have clinical trial experience across a wide variety of therapeutic areas, such as cardiovascular, nephrology, endocrinology/metabolism, hematology, diabetes, neurology, oncology, immunology, vaccines, infectious diseases, gastroenterology, dermatology, hepatology, rheumatology, urology, ophthalmology, women’s health and respiratory medicine. The mix of projects is subject to change from year to year.

We were initially incorporated in August 1998 in Nevada.  In June 2002, we changed our state of incorporation to Delaware.  In November 2006, we changed our name from Covalent Group, Inc. to Encorium Group, Inc.  Prior to November 2006, the Company generally conducted the majority of its operations in the U.S. while utilizing strategic partnerships with foreign CROs for the provision of services internationally.  On November 1, 2006, the Company acquired its wholly-owned subsidiary, Encorium Oy, a CRO founded in 1996 in Finland with offices in offices in Espoo, Turku, Tampere, Oulu and Seinäjoki (Finland), Copenhagen (Denmark), Tallinn (Estonia), Vilnius (Lithuania), Stockholm (Sweden), Bucharest (Romania), Warsaw (Poland), and Ankara (Turkey).  Subsequent to the acquisition of Encorium Oy in 2006 the Company managed all of its North American and South American clinical trial studies from its headquarters in Wayne, Pennsylvania and its European and Asian clinical trial studies from Encorium Oy’s facilities in Espoo, Finland.  As a result of declining revenues and increased expenses with respect to the Company’s U.S. line of business, on July 16, 2009 the Company sold substantially all of the assets relating to the Company’s US line of business to Pierrel Research USA, Inc., as a result of which the Company no longer has any employees or significant operations in the United States.

The Company is currently listed on The NASDAQ Capital Market.  On August 25, 2009, the Company received a letter from The NASDAQ Stock Market notifying the Company that, based on its Form 10-Q for the period ended June 30, 2009, NASDAQ determined that the Company’s stockholders’ equity did not comply with the minimum $2.5 million stockholders’ equity requirement for continued listing on The NASDAQ Capital Market. As provided in the NASDAQ Marketplace Rules, the Company submitted to NASDAQ a plan and timeline to achieve and sustain compliance. NASDAQ granted the Company an extension until December 8, 2009 to comply and notified Company that, if at the time of its periodic report for the year ending December 31, 2009, the Company did not evidence compliance, the Company’s common stock may be subject to delisting.  As of December 31, 2009 the stockholders' equity of the Company was $2.3 million, which fails to meet the $2.5 million minimum stockholders equity requirement.  The Company anticipates that a delisting action will be brought against it for failure to comply with the requirement.  If a delisting action is brought, the Company may request a hearing before the NASDAQ Listing Qualifications Panel.  Such request would stay any delisting determination by the NASDAQ Listing Qualifications Staff and the Company's common stock would remain listed on NASDAQ pending a formal determination by the Panel.  However, there can be no assurances that the Panel will grant such request.

On February 16, 2010, the Company affected a one-for-eight reverse split of its Common Stock effective at 5 PM Eastern Time on February 16, 2010. The Company implemented the reverse stock split under the authority granted to the Board of Directors by the Company's stockholders at the annual meeting of stockholders held on January 8, 2010, to affect a reverse stock split of the Company's Common Stock, par value $0.001 per share, at a ratio within a range of from one-for-three to one-for-ten shares. As a result of the reverse stock split, each eight shares of issued and outstanding shares of the Company’s Common Stock,  were combined and reconstituted as one share of Common Stock, par value $0.001 per share, of the Company. The reverse stock split reduced the number of outstanding shares of Common Stock from 27,105,383 shares to 3,388,173 shares. All fractional shares which would have otherwise resulted from the reverse stock split were rounded up to the nearest whole share in lieu of fractional shares.

Industry Overview

The CRO industry provides independent clinical trial and product development services for the pharmaceutical and biotechnology industries.  Companies in these industries often outsource product development services to CROs in order to manage the drug development process more efficiently and cost-effectively.  Outsourcing also enables these companies to access expertise and experience beyond their organizations. Historically, many companies in the pharmaceutical and biotechnology industries have performed the majority of their product development internally. Outsourcing drug development activities to CROs provides these companies with a variable cost alternative to the fixed costs associated with internal drug development. Companies no longer need to staff for peak periods and can benefit from a CRO’s technical resources, therapeutic expertise, and the global infrastructure required to conduct clinical trials on a worldwide basis.

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

Our Strategy

The Company’s strategy is to continue to enhance its reputation as a superior provider of CRO services by providing its clients with exceptional performance ensuring that they achieve their goals on-time, on-budget and with superlative quality. This year has been a challenging one for the CRO industry, for the Company and for its customers. The Company and the biopharmaceutical industry as a whole have been profoundly affected by the negative conditions in the global economy.  In the near term, the Company’s strategy is to continue to adapt to the current changes in the industry and to continue to stabilize the Company’s operations by focusing on business development and reduction of expenses.  The Company’s longer term strategy is to become the world’s leading vaccine CRO with a primary focus on immunology and oncology.  The Company has had several recent successes in the vaccine industry. The Company was able to increase its vaccine business by approximately 150% during 2009 as compared to 2008.  In addition, during 2009, the Company was one of only seven leading CROs nominated and shortlisted for the Second Annual Vaccine Industry Excellence Award for Best Contract Research Organization.  With vaccine development as one of the Company’s primary focuses, the Company believes that global expansion through organic growth, acquisition and the formation of strategic partnerships into certain key markets such as South America and Asia Pacific is necessary to serve its clients’ needs.  In addition, the Company believes it will be necessary to market its services in the U.S. again but, in an effort to minimize risk, the Company currently plans to expand in the U.S. through strategic partnerships, as opposed to acquisition.

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

Clinical Trials Management

We serve our clients’ needs by conducting clinical trials through a project team. A project manager leads and facilitates all aspects of the conduct of the clinical trial. Other members of the project team typically include representatives from clinical trials management, global data services, regulatory affairs, information services, quality assurance, medical writing and field monitoring. Within this project-oriented structure, we can manage every aspect of clinical trials conducted in Phase I through Phase IV of the drug development process.

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

Clinical trials represent one of the most expensive and time-consuming parts of the overall drug development process. The information generated during these trials is critical for gaining marketing approval from the FDA or other regulatory agencies. We assist our clients with one or more of the following steps:

•
Case Report Form Design. Once the study protocol has been finalized, the Case Report Form (“CRF”) must be developed. The CRF is the document for collecting the necessary clinical data as defined by the study protocol, which for a single patient in a study could consist of 100 or more pages.

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

Data Management Services

We have automated the data management process associated with clinical trial management through our use and customization of industry standard software known as clinical trials management systems. We license Oracle Clinical ®  and Datafax™ as our clinical trials management systems, which assists us in the collection, validation and reporting of clinical results to our clients. Our data management professionals provide CRF review and tracking, data entry, integrated clinical/statistical reports, as well as writing manuscripts for publication.

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

Medical and Regulatory Affairs

Typically, before a drug or biologic can be sold in a particular country, it must be approved by the regulatory agency in that country. We provide comprehensive regulatory product registration services for pharmaceutical and biotechnology products in the United States and Europe. These services include regulatory strategy formulation, New Drug Application (“NDA”) and Biologic License Application document preparation and review, quality assurance and liaison with the FDA and other regulatory agencies.

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

Clients and Marketing

We provide a broad range of clinical research and consulting services to the pharmaceutical and biotechnology industries. Our clients consist of some of the largest companies in the pharmaceutical and biotechnology industries. In 2009, we provided services to 53 different clients covering 132 separate studies.  In 2009, our three largest clients accounted for 48% of our net revenues, with the three largest representing 30%, 10% and 8% of our net revenues, respectively. In 2008, our three largest clients accounted for 35% of our net revenues, with the three largest representing 13%, 12% and 10% of our net revenues, respectively.  Our largest clients for any one year period may not represent the same customers as in a prior year period.

We are generally awarded contracts based upon our response to requests for proposals received from pharmaceutical and biotechnology companies. Our business development and marketing strategy is based on expanding our relationships with our existing clients as well as gaining new clients. Our senior executives and project team leaders all share responsibility for maintaining and enhancing client relationships and business development activities. Our business development program is supported by a marketing and communications program that includes selective advertising in trade publications, management of the corporate web site, development of marketing materials, and related activities.

Contractual Arrangements

The majority of our contracts are based on a fixed price with the option for additional variable components (i.e. change of scope). Therefore, we generally bear the risk of cost overruns, but we may also benefit if the costs are lower than we anticipated. Contracts may range from a few months to several years depending on the nature of the work performed. In general, for multi-year contracts, a portion of the contract fee, typically 10-20% is paid at the time the trial is started, with the balance of the contract fee payable in installments over the trial duration. In some cases, the installments are tied to meeting specific service criteria, while others have an agreed upon fixed payment plan independent of certain service criteria. For example, installment payments for clinical trial projects may be related to investigator recruitment or patient enrollment. For our fee for service contracts, we are paid on a monthly basis for actual hours worked. As with fixed price contracts, we generally bear the risk of cost overruns until a change of scope is signed. However, the risk of non-payment is minimal since the scope of our services is limited in this type of contractual arrangement. As is typical in the CRO industry, when a client requests a change in the scope of a trial or in the services to be provided by us, we prepare a work order. An executed work order becomes an amendment to the original contract. Work orders resulting from changes of scope often produce additional revenue for us. We are at risk for any work performed outside the scope of the study or in advance of signing a new work order. We attempt to negotiate contract amendments with the client to cover any services provided outside the terms of the original contract. There can be no assurance that the client will agree to the proposed amendments, and we ultimately bear the risk of cost overruns.

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

Backlog

Our backlog consists of anticipated net revenue from uncompleted projects which have been authorized by the client through a written contract or letter of intent. Many of our studies and projects are performed over an extended period of time, which may be several years. Amounts included in backlog have not yet been recognized as net revenue in our consolidated statements of operations. Once contracted work begins, net revenue is recognized over the life of the contract as services are performed. The recognition of net revenue reduces our backlog while the awarding of new business increases our backlog. In 2009, we obtained $12.3 million of new business awards, a decrease of $12.1 million, as compared to $24.4 million awarded in 2008. Our consolidated backlog was approximately $17.1 million at December 31, 2009, compared to $23.8 million at December 31, 2008, a decrease of $6.7 million. We expect approximately 57.9% of this backlog will be recognized as net revenue in 2010, subject to the risk factors listed herein.

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

Some of our largest competitors include Quintiles Transnational Corporation, Covance, Inc., Parexel International Corporation, Icon Clinical Research and Kendle International, Inc. These larger CROs have substantially greater financial and operational resources and larger geographic presences than we do. In general, the CRO industry is not capital-intensive and the financial costs of entry into the industry are relatively low. Newer, smaller entities with specialty focuses, such as those aligned to a specific disease or therapeutic area, may compete aggressively against us for clients. Furthermore, clients may also choose to limit the CROs with whom they are willing to work under certain preferred provider relationships. Increased competition might lead to heightened price and other forms of competition that may materially and adversely affect our operating results and financial position.

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

Employees

At December 31, 2009, we employed 155 full-time and 6 part-time personnel all of which were located outside of the U.S.  None of our employees are subject to a collective bargaining agreement. We believe that our relations with our employees are good. In addition, during 2009, we supplemented our employee base with contractors on an as-needed basis.

ITEM 1A.	RISK FACTORS

We may not be able to meet our cash requirements without implementing cost cutting initiatives, increasing revenues, and maintaining current customer contracts; failure to do so will result in the need to raise additional capital or significantly reduce our operating costs, which may include the cessation of operations in certain countries.

Historically, our net cash used in operations has been substantial. Our net cash used in operations for the twelve months ended December 31, 2009 was $7.9 million. Our cash and cash equivalents as of December 31, 2009 was $197 thousand, as compared to $5.7 million as of December 31, 2008. We anticipate that will meet our cash requirements at least into March of 2011, assuming we are able to fully implement our current costs cutting initiatives, we are able to win additional contracts and we are able to maintain our current customer contracts. In the event we are unable to do so, in order for the Company to continue as a going concern we will be required to obtain additional capital from external sources or significantly reduce our operating costs, which may include the cessation of operations in some countries.

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

We currently fail to meet NASDAQ’s $2.5 million minimum stockholders’ equity requirement for continued listing and may not be able to meet the other listing requirements in the future, with the result being that our Common Stock may be delisted from NASDAQ.

Our common stock began trading on NASDAQ in December 1997. There are several requirements for continued listing on NASDAQ including, but not limited to, a minimum stock price of $1.00 per share and either (a) $2.5 million or more in stockholders’ equity, (b) market capitalization of $35.0 million or more, or (c) net income in the last fiscal year, or two of the last three fiscal years, of $500,000 or more.

On August 25, 2009, the Company received a letter from The NASDAQ Stock Market notifying the Company that, based on its Form 10-Q for the period ended June 30, 2009, NASDAQ determined that the Company’s stockholders’ equity did not comply with the minimum $2.5 million stockholders’ equity requirement for continued listing on The NASDAQ Capital Market. As provided in the NASDAQ Marketplace Rules, the Company submitted to NASDAQ a plan and timeline to achieve and sustain compliance. NASDAQ granted the Company an extension until December 8, 2009 to comply and notified the Company that, if at the time of its periodic report for the year ending December 31, 2009, the Company did not evidence compliance, the Company’s common stock may be subject to delisting.  As of December 31, 2009 the stockholders' equity of the Company was $2.3 million, which fails to meet the $2.5 million minimum stockholders equity requirement.  The Company anticipates that a delisting action will be brought against it for failure to comply with the requirement.  If a delisting action is brought, the Company may request a hearing before the NASDAQ Listing Qualifications Panel.  Such request would stay any delisting determination by the NASDAQ Listing Qualifications Staff and the Company's common stock would remain listed on NASDAQ pending a formal determination by the Panel.  However, there can be no assurances that the Panel will grant such request.

In addition, on September 15, 2009 the Company received notice from NASDAQ that the minimum bid price of the Company's common stock was below $1.00 per share for thirty consecutive business days and that it was therefore not in compliance with Marketplace Rule 5550(a)(1).  The notification letter gave the Company until March 15, 2010 to regain compliance with the minimum closing bid price requirement.  In an effort to satisfy the minimum bid price requirement of $1.00, on February 16, 2010 the Company affected a one-for-eight reverse stock split of the Company’s common stock.  Although as of the date of the filing of this Annual Report on Form 10-K for the period ended December 31, 2009 the Company is in compliance with minimum bid requirement, there can be no assurances that the Company will continue to meet this requirement in the future or the other listing requirements required for continued listing, with the result being that our common stock might be delisted.

If delisted, our common stock will likely be quoted in the over-the-counter market in the so-called “pink sheets” or quoted in the OTC Bulletin Board. In addition, our common stock would be subject to the rules promulgated under the Securities Exchange Act of 1934 relating to “penny stocks.”  These rules require brokers who sell securities that are subject to the rules, and who sell to persons other than established customers and institutional accredited investors, to complete required documentation, make suitability inquiries of investors and provide investors with information concerning the risks of trading in the security. These requirements would make it more difficult to buy or sell our common stock in the open market. In addition, the delisting of our common stock could materially adversely affect our ability to raise capital on terms acceptable to us or at all. Delisting from NASDAQ could also have other negative results, including the potential loss of confidence by clients and employees, the loss of institutional investor interest and fewer business development opportunities.

Our backlog may not be indicative of future results.

Backlog is the amount of revenue that remains to be earned and recognized on written awards, signed contracts and letters of intent. We cannot be certain that the backlog we have reported will be indicative of our future results. A number of factors may affect our backlog, including: the ability of clients to reduce or expand the size and duration of the projects (some are performed over several years); the termination or delay of projects; and a change in the scope of work during the course of a project. In addition since our backlog is reported in U.S. Dollars, but substantially all of our contracts are denominated in currencies other than the U.S. Dollar, changes in the foreign currency exchange rates could reduce the amount of backlog reported.

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

The Company follows the provisions ASC 805, “Business Combinations” and ASC 350, “ Goodwill and Other Intangible Assets ,” applicable to business combinations. In accordance with these standards, goodwill acquired in connection with the acquisition of Encorium Oy was not amortized. Under ASC 350, goodwill is subject to impairment testing annually or whenever events or changes in circumstances indicate that the carrying amount may not be fully recoverable. The Company performed its annual impairment testing as of November 1, 2009 and determined that both goodwill and related intangible assets acquired in connection with the acquisition of Encorium Oy were not impaired and that no adjustment to the carrying value was necessary as of that date.  Impairment testing involves various estimates and assumptions, which could vary, and an analysis of relevant market data and market capitalization. If our stock price continues to decline or if economic conditions continue to deteriorate, we may incur additional impairment charges which may adversely impact our results of operations and financial condition.

Failure to develop new business in our intensely competitive industry will cause our revenues to decline.

The market for clinical research services is highly competitive. We primarily compete against in-house departments of pharmaceutical, and biotechnology  companies and other clinical research organizations. Competitors in our industry range from small, limited-service providers to full service, global clinical research organizations. Many of our competitors have an established global presence, including Quintiles Transnational Corp., Covance, Inc., Parexel International Corporation, Icon Clinical Research, and Kendle International, Inc.  In addition, many of our competitors have substantially greater financial and other resources than we do. Significant factors in determining whether we will be able to compete successfully include: our consultative and clinical trials design capabilities; our reputation for on-time quality performance; our expertise and experience in specific therapeutic areas; the scope of our service offerings; our ability to recruit investigators and study subjects in a timely manner; our strength in various geographic markets; the price of our services; our ability to acquire, process, analyze and report data in a time-saving and accurate manner; our global data services capabilities; our ability to manage large-scale clinical trials both domestically and internationally; and our size.

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

Historically, projects in the fields of cardiovascular, oncology, immunology, vaccines, medical devices as well as clinical staff outsourcing have represented 50-75% of our European project work, although the mix of projects is subject to change from year to year. Our net revenues from our three largest clients amounted to 48% of our net revenues, with the three largest clients representing 30%, 10% and 8% of our net revenues, respectively, for the year ended December 31, 2009, as compared to the year ended December 31, 2008 in which net revenues from our three largest clients amounted to 35% of our revenues with the three largest clients representing 13%, 12% and 10%. The Company expects that a relatively small number of clients will continue to represent a significant percentage of its net revenue.  Contracts with these clients generally can be terminated on short notice. The loss of business from any one of these significant clients would have a material and adverse effect on its business and revenues.

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

A significant portion of our contracts are at fixed prices. As a result, we bear the risk of cost overruns. If we fail to adequately price our contracts, fail to effectively estimate the cost to complete fixed price contracts, or if we experience significant cost overruns, our business, results of operations and financial condition could be materially and adversely affected. In addition, contracts with our clients are subject to change orders, which occur when the scope of work performed by us needs to be modified from what was originally contemplated by our contract with the client. This can occur, for example, when there is a change in a key study assumption or parameter or a significant change in timing. Under U.S. generally accepted accounting principles, we cannot recognize additional revenue anticipated from change orders until appropriate documentation is received by us from the client authorizing the change made. However, if we incur additional expense in anticipation of receipt of that documentation, we must recognize the expense as incurred. Further, we may not be successful convincing our clients to approve change orders which change the scope of current contracts. Such under-pricing or significant cost overruns could have a material adverse effect on our business, results of operations, financial condition or cash flows.

Changes in outsourcing trends in the pharmaceutical and biotechnology industries could materially and adversely affect our operating results and growth rate.

Industry trends and economic factors that affect our clients in the pharmaceutical and biotechnology industries also affect our business. Our revenues depend greatly on the expenditures made by the pharmaceutical and biotechnology industries in research and development. The practice of many companies in these industries has been to hire outside organizations like us to conduct clinical research projects. This practice has grown significantly in the last decade, and we have benefited from this trend. However, if this trend were to change and companies in these industries were to reduce the number of research and development projects they outsource, our business could be materially and adversely affected. For example, over the past several years, mergers and other factors in the pharmaceutical industry appear to have slowed decision-making by pharmaceutical companies and delayed drug development projects. The continuation of or increase of these trends could have a negative affect on our business.

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

Recently, general worldwide economic conditions have experienced a downturn due to slower economic activity, concerns about inflation and deflation, increased energy costs, decreased consumer confidence, reduced corporate profits and capital spending, adverse business conditions, the ongoing effects of the war in Iraq, recent international conflicts and terrorist and military activity, and the impact of natural disasters and public health emergencies. If economic growth in the global economy is further slowed, many customers may delay or reduce spending on our services, which would harm our business, results of operations and financial condition.

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

The clinical research aspects of the pharmaceutical and biotechnology industries are subject to increasingly rapid technological changes. Our competitors or others might develop technologies, products or services that are more effective or commercially attractive than our current or future technologies, products or services, or render our technologies, products or services less competitive or obsolete.  If we cannot make enhancements to our technologies, products and services necessary for us to remain competitive, our competitive position, and in turn our business, results of operations and financial condition, would be materially and adversely affected.

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

Since the sale of our U.S. Business on July 16, 2009, all of our operations are conducted outside the U.S. Our business is subject to substantial risks associated with doing business internationally, including:

●	less stable political and economic environments and changes in a specific country’s or region’s political or economic conditions,

●	potential negative consequences from changes in tax laws affecting our ability to repatriate profits,

●	unfavorable labor regulations,

●	greater difficulties in managing and staffing foreign operations,

●
the need to ensure compliance with the numerous regulatory and legal requirements applicable to our business in each of these jurisdictions, and to maintain an effective compliance program to ensure compliance,

●	changes in trade policies, regulatory requirements and other barriers,

●	civil unrest or other catastrophic events, and

●	longer payment cycles of foreign customers and difficulty collecting receivables in foreign jurisdictions.

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

The Company depends on the biopharmaceutical industry for most of its revenue.

The Company’s revenues depend on the outsourcing trends, size of the drug-development pipeline and research and development expenditures of the biopharmaceutical industry. Economic factors and industry trends that affect companies in the industry affect its business. A slowdown in research and development spending or a reprioritization of the drug development pipelines or limited access to capital to fund projects in the biopharmaceutical industry could negatively affect our net service revenues and results of operations. Mergers and acquisitions in the biopharmaceutical industry and the related rationalization of the drug-development pipelines could result in delay or cancellation of certain existing projects.

The Company’s indebtedness could adversely affect its business and financial condition.

As of December 31, 2009, the Company’s consolidated indebtedness was $1.4 million.  The Company’s level of indebtedness will have several important effects on its future operations. For example, the Company will be required to use a portion of its cash flow from operations for the payment of principal and interest due on its outstanding indebtedness.  In addition, the Company’s outstanding indebtedness and leverage could increase the impact of negative changes in general economic and industry conditions, as well as competitive pressures. Finally, the level of the Company’s outstanding indebtedness may affect its ability to obtain additional financing for working capital, capital expenditures or general corporate purposes.

General economic conditions as well as conditions affecting the Company’s operations specifically, including, but not limited to, financial and business conditions, many of which are beyond its control, may affect its future performance. As a result, these and other factors may affect the Company’s ability to make principal and interest payments on its indebtedness. The Company’s business might not generate the cash flow necessary to service its indebtedness.  If the Company cannot generate sufficient cash flow from operations in the future to service its indebtedness, it may, among other things:

•	Seek additional financing in the debt or equity markets;

•	Seek to refinance or restructure all or a portion of its indebtedness;

•	Sell selected assets; and/or

•	Reduce or delay planned capital expenditures.

These measures might not be sufficient to enable the Company to service its indebtedness in which event an event of default could potentially occur under one of the Companies loan facilities which would materially and adversely affect the Company’s financial condition and operations.

The Company may be exposed to risk from its various counterparties.

The current global economy has shown signs of weakening and continues to show signs of fragility; its impact may be far reaching. As a result, the Company may be exposed to risks related to defaults from its suppliers and customers.   Key suppliers could fail to deliver agreed upon goods or services. Customers may not be able to obtain financing for their clinical trials with the Company, which may result in the delay or cancellation of these trials. Additionally, customers may not be able to pay or may pay receivables more slowly than in the past resulting in bad debt expenses or poor cash flow.

We could make acquisitions  that could be difficult to integrate, disrupt our business, dilute the equity of our stockholders and harm our operating results.

In an effort to realize our strategic goal of becoming the world’s leading vaccine CRO, we may make acquisitions. Acquisitions involve risks, including (i) the inability to successfully integrate acquired businesses or to realize anticipated synergies, economies of scale or other expected value; (ii) difficulties in managing and coordinating operations at new sites; (iii) the loss or termination of key employees of acquired businesses; (iv) the loss of key customers of acquired businesses; (v) performance of acquired products; (vi) unanticipated expenses in connection with refining and improving acquired products; (vii) diversion of management’s attention from other business concerns; and (viii) risks of entering businesses and markets in which we have no direct or limited prior experience. Acquisitions may result in the utilization of cash and marketable securities, dilutive issuances of equity securities and the incurrence of debt, any of which would weaken our financial position. In addition, acquisitions may result in the creation of (i) certain definite-lived intangible assets that increase amortization expense, (ii) goodwill and other indefinite-lived intangible assets that subsequently may result in large write-downs should these assets become impaired and (iii) earn-out or other payments that may need to be expensed rather than recorded as additional goodwill.

ITEM 1B.	UNRESOLVED STAFF COMMENTS

None

ITEM 2.	PROPERTIES

The Company leases all of its facilities. The Company previously managed all of its North and South American clinical trial studies from its headquarters in Wayne, Pennsylvania. In July, 2008, the Company entered into a lease amendment which extended the term of the lease from 2009 to 2014, reduced the amount of square footage under the lease by 11,042 square feet to approximately 22,287 square feet and reduced the rent due to approximately $53 thousand per month.  This lease was terminated in 2009 in connection with the sale of the U.S. line of business.

We currently manage the majority of European and Asian clinical trials from Encorium’s facility in Espoo, Finland. We lease approximately 13,552 square feet in Espoo, Finland from an independent landlord under a lease expiring on October 31, 2013. The rent in 2009 including parking is approximately €34 thousand per month (or approximately $47 thousand per month based on an exchange rate of 1.00 EUR~1.3946 USD).

ITEM 3.	LEGAL PROCEEDINGS

The Company was not involved in any material litigation as of December 31, 2009.

ITEM 4.	RESERVED

PART II

ITEM 5.	MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS, AND ISSUER PURCHASES OF EQUITY SECURITIES

Market Information

Our common stock is quoted in the NASDAQ Capital Market under the symbol “ENCO.” The following table indicates the high and low  sale prices per share for each quarter over the last two fiscal years.

	2009		2008
Quarter Ended	High*	Low*	High*	Low*
31-Mar	$2.56	$1.36	$19.6	$12.08
30-Jun	3.04	1.44	16.96	10.88
30-Sep	9.84	.80	15.44	2.24
31-Dec	$5.12	$1.76	$4.00	$1.36

*Note: The Company affected a one-for-eight reverse stock split on February 16, 2010.  The sales prices of the Company's Common Stock in the above table have been retroactively restated to reflect the effects of the reverse split. See Note 1 for additional information.

Holders

As of March 31, 2010, there were approximately 600 holders of record of our common stock. However, we believe that there are approximately 2,500 additional shareholders in “street name”, who beneficially own our common stock in various brokerage accounts.

Dividend Policy

We have never declared a cash dividend on our common stock and do not anticipate paying cash dividends in the foreseeable future.

Recent Sales of Unregistered Securities

Except as otherwise previously disclosed in our Quarterly Reports on Form 10-Q or our Current Reports on Form 8-K, we did not sell any unregistered securities during fiscal 2009.

Purchase of Equity Securities by the Issuer and Affiliated Purchasers

In October 2008 the Board of Directors of the Company approved a stock repurchase program in an amount of up to $250,000. During the year ended December 31, 2008, the Company purchased 9,907 shares of common stock at an average price of $2.87 per share in open market transactions as follows:

Period 2008	(a) Total Number of Shares Purchased *	(b) Average Price Paid per Share *	(c) Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs *	(d) Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs *
Oct. 1 – 31	7,520	$3.22	7,520	$225,809.57
Nov. 1 – 30	—	—	7,520	$225,809.57
Dec. 1 – 31	2,387	$1.79	9,907	$221,536.19

There were no purchases of Common Stock during 2009.

*Note: The Company affected a one-for-eight reverse stock split on February 16, 2010. The average price paid per share and the number of shares purchased in the above table have been retroactively restated to reflect the effects of the reverse split. See Note 1 for additional information.

ITEM 6.	SELECTED FINANCIAL DATA

Not required for registrant

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF RESULTS OF OPERATIONS AND FINANCIAL CONDITION

Overview

We are a clinical research organization that engages in the design and management of complex clinical trials for the pharmaceutical and biotechnology. Our mission is to provide our clients with high quality, full-service support for their clinical trials. We offer therapeutic expertise, experienced team management and advanced technologies.

The following discussion should be read in conjunction with the Company’s consolidated financial statements and notes thereto.

Our cash and cash equivalents as of December 31, 2009 as $197 thousand as compared to $5.7 million as of December 31, 2008.  We anticipate that will meet our cash requirements through March of 2011, assuming we are able to fully implement our current costs cutting initiatives, we are able to win additional contracts during fiscal 2010 and we are able to maintain our current customer contracts. In the event we are unable to do so, in order for the Company to continue as a going concern,we will be required to obtain additional capital from external sources or significantly reduce our operating costs, which may include the cessation of operations in some countries.

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

As is customary in the industry, we will continue to exclude from revenue and expense in the Consolidated Statements of Income fees paid to investigators and the associated reimbursement since we act as an agent on behalf of the pharmaceutical company sponsors with regard to investigator payments. These investigator fees are not reflected in our Net Revenue, Reimbursement Revenue, Reimbursement Out-of-Pocket Expenses, and/or Direct Expenses. The amounts of these investigator fees were $1.4 million and $5.2 million for the years ended December 31, 2009 and 2008.

Concentration of Credit Risk

Our accounts receivable and costs and estimated earnings in excess of related billings on uncompleted contracts are concentrated with a small number of companies within the pharmaceutical and biotechnology industries. The significant majority of this exposure is to large, well established firms. Credit losses have historically been minimal. As of December 31, 2009 and 2008, the total of accounts receivable and costs and estimated earnings in excess of related billings on uncompleted contracts was $5.2 million and $3.9 million respectively. The following table sets forth the exposure to our top clients:

	Year Ended December 31,
	2009		2008
	Total of Accounts Receivable and cost and estimated earnings in excess of billings	Percentage	Total of Accounts Receivable and cost and estimated earnings in excess of billings	Percentage

Client A	$1,716,077	33%	$434,238	11%
Client B	571,896	11%	-	0%
Client C	125,295	2%	200,220	5%
Client D	-	0%	75,083	2%

Top Clients	$2,413,268	46%	$709,541	18%

Stock-Based Compensation

The Company accounts for stock based compensation in accordance with Financial Standards Accounting Board (FASB) Accounting Standards Codification (ASC) 718, “Share Based Payment” (“ASC 718”), using the Modified Prospective Approach. ASC 718 requires the cost of all share-based payments to employees, including grants of employee stock options, to be recognized in the financial statements based on their fair values at grant date, or the date of later modification, over the requisite service period. In addition, ASC 718 requires unrecognized cost (based on the amounts previously disclosed in our pro forma footnote disclosure) related to options vesting after the date of initial adoption to be recognized in the financial statements over the remaining requisite service period. Accordingly, prior period amounts have not been restated.  See Note 10 for further discussion on the adoption of this standard.

Goodwill and Intangible Assets

Goodwill is carried at cost and is not amortized. We test goodwill for impairment on an annual basis as November 1st of each fiscal year, relying on a number of factors including operating results, business plans and anticipated future cash flows. Company management uses its judgment in assessing whether goodwill has become impaired between annual impairment tests.   Recoverability of goodwill is evaluated using a two-step process. The first step involves a comparison of the fair value of a reporting unit with its carrying value. If the carrying amount of the reporting unit exceeds its fair value, then the second step of the process involves a comparison of the implied fair value and carrying value of the goodwill of that reporting unit. If the carrying value of the goodwill of a reporting unit exceeds the fair value of that goodwill, an impairment loss is recognized in an amount equal to the excess. Definite-lived intangibles are amortized on a straight-line basis over their useful lives.  We review our other intangible assets for impairment whenever events or changes in circumstances indicate that the carrying amount of the assets may not be recoverable. Impairment charges to earnings for the years ended December 31, 2009 and 2008 were $0, and $14.4 million.

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

Foreign Currency Translation

Assets and liabilities of the Company’s international operations are translated into U.S. dollars at exchange rates in effect on the balance sheet date and equity accounts are translated at historical exchange rates. Revenue and expense items are translated at average exchange rates in effect during the year. Gains or losses from translating foreign currency financial statements are recorded in other comprehensive income. The cumulative translation adjustment decreased other comprehensive income by $217 thousand for the year ended December 31, 2009 compared to an increase in other comprehensive income of $893 thousand for the year ended December 31, 2008.

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

Percentage of Net Revenue, Excluding Reimbursable Out-of-Pocket Expenses

	Year Ended December 31,
	2009	2008
Net revenue	100.00%	100.00%
Operating Expenses
Direct	70.32%	65.56%
Selling, general and administrative	45.18%	40.47%
Depreciation and amortization	2.13%	5.75%
Impairment charge	0.00%	64.54%
Loss from Operations	-17.63%	-76.32%
Net Loss from continuing operations	-17.61%	-75.81%
Net Loss	-21.67%	-94.50%

Year Ended December 31, 2009 Compared With Year Ended December 31, 2008

Continuing Operations:

Net revenue for 2009 decreased $4.4 million to $17.9 million as compared to $22.3 million for 2008, a 19.7% decrease. Approximately $2.7 million of the decline in net revenue for 2009 was attributable to revenue recognized on a contract that was completed during 2008 and another $600 thousand was attributable to a decrease in the number of contracts and related contract values of active clinical studies being conducted by the Company along with a $1.1 million unfavorable foreign currency fluctuation. Our consolidated backlog at the end of 2009 decreased $6.7 million to $17.1 million compared to our backlog of $23.8 million at the end of 2008.  The $6.7 million decrease was impacted by a favorable foreign currency fluctuation of approximately $500 thousand.

Reimbursement revenue consisted of reimbursable out-of-pocket expenses incurred on behalf of our clients. Reimbursements are made at cost, without mark-up or profit, and therefore have no impact on net income.

Direct expenses included compensation and other expenses directly related to conducting clinical studies. These costs decreased by $2.0 million to $12.6 million for the year ended December 31, 2009 from $14.6 million for the year ended December 31, 2008. The decrease in direct expenses resulted in part from a $900 thousand reduction of staffing and subcontractor costs.  In addition to the reduction in staffing and subcontractor costs, we realized a favorable foreign currency fluctuation of $1.1 million.  Direct expenses as a percentage of net revenue increased to 70.3% for the year ended December 31, 2009 compared to 65.6% for the year ended December 31, 2008, an increase of 4.7%. The 4.7% increase in direct expenses as a percentage of revenues was principally due to revenue reductions resulting from a combination of decreased utilization of our personnel on clinical study activities and a decrease in the number of active clinical studies.

Selling, general, and administrative expenses included the salaries, wages and benefits of all administrative, financial and business development personnel and all other support expenses not directly related to specific contracts. Selling, general and administrative expenses decreased by $916 thousand to $8.1 million for the year ended December 31, 2009 from $9.0 million for the year ended December 31, 2008. Of the $916 thousand decrease in SG&A, approximately $581 thousand was attributable to favorable foreign currency fluctuations.  Approximately $335 thousand was attributable to staff reductions and reductions in overhead expenses. Selling, general and administrative expenses as a percentage of net revenue increased to 45.4% for the year ended December 31, 2009 from 40.5% for the year ended December 31, 2008, a 4.9% increase. The increase in SG&A expense as a percentage of net revenue was primarily attributable to the lower level of active clinical trials and related contract values which were not off set by reductions in SG&A.

Depreciation and amortization expense decreased by $900 thousand to $380 thousand for the year ended December 31, 2009 from $1.3 million for the year ended December 31, 2008, primarily as a result of intangibles related to the Encorium Oy acquisition becoming fully amortized.

Loss from operations for the year ended December 31, 2009 decreased by $13.8 million to $3.2 million from $17.0 million for the year ended December 31, 2008, primarily for the reasons noted in the preceding paragraphs.

Net interest income for the year ended December 31, 2009 decreased by $21 thousand to $9 thousand from $30 thousand for the year ended December 31, 2008. The $21 thousand decrease was due primarily to a reduction of amount of cash on hand during 2009 compared to the same prior year period.  Interest expense increased by $30 thousand for the year ended December 31, 2009 to $50 thousand from $20 thousand for the year ended December 31, 2008 primarily as a result of increased use of our credit facilities during 2009 as compared to 2008.

The tax benefit recognized relates primarily to the reversal of a deferred tax liability related to the acquisition of Encorium Oy. The deferred tax liability represents the difference between the assigned value of the intangible assets acquired and the tax basis of these assets. The Company had approximately $10.8 million of federal net operating loss carryforwards available at the end of 2009. The Company recorded a full valuation allowance against the remaining available net operating loss carryforward in the U.S. In addition, the Company has approximately $15.1 million of state loss carryforwards for which the Company recorded a full valuation allowance. The Company also has certain foreign net operating loss carryforwards available which also have been fully reserved.

The net loss from continuing operations for the year ended December 31, 2009 decreased to $3.2 million, or $1.16 per diluted share, as compared to $17.0 million, or $6.57 per diluted share for the year ended December 31, 2008, primarily for the reasons noted above.

Discontinued Operations, Net of Tax

Net loss from discontinued operations was $725 thousand for the year ended December 31, 2009 as compared to $4.2 million for the year ended December 31, 2008 due to operations and gain on sale of the U.S. Line of business.  See Note 3 to the consolidated financial statements in Part II, Item.

Liquidity and Capital Resources

As of December 31, 2009 and December 31, 2008, we had cash and cash equivalents of approximately $197 thousand and $5.7 million, respectively, and total liabilities of approximately $9.8 million and $16.9 million, respectively. The $5.5 million decrease in our cash balance as of December 31, 2009 was primarily due to $7.9 million of cash used to fund ongoing operations, $74 thousand used to purchase property and equipment, $73 thousand used to pay obligations under capital lease arrangements.

We anticipate that will meet our cash requirements through March of 2011, assuming we are able to fully implement our current costs cutting initiatives, we are able to win additional contracts during fiscal 2010 and we are able to maintain our current customer contracts. In the event we are unable to do so, in order for the Company to continue as a going concern we will be required to obtain additional capital from external sources or significantly reduce our operating costs, which may include the cessation of operations in some countries.

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

Net revenue is recognized on a proportional performance basis. We typically receive a low volume of large-dollar receipts. As a result, the number of days net revenue outstanding in accounts receivable, costs and estimated earnings in excess of related billings, customer advances, and billings in excess of related costs will fluctuate due to the timing and size of billings and cash receipts. At December 31, 2009, the net days revenue outstanding was 56 days compared to 35 days at December 31, 2008. Compared to December 31, 2008, accounts receivable on a consolidated basis decreased $1.1 million to $3.5 million at December 31, 2009. Of the accounts receivable balance at December 31, 2009, approximately 32% of the total was over 60 days past the due date.

Compared to December 31, 2008, costs and estimated earnings in excess of related billings on uncompleted contracts increased by $350 thousand to $1.8 million at December 31, 2009. The $350 thousand increase resulted from certain deliverables contained in the contracts with our clients that the Company did not achieve by December 31, 2009. These amounts are expected to be billed during 2010 as billing targets are met. The liability account billings in excess of related costs and estimated earnings on uncompleted contracts decreased $2.0 million to $1.2 million  as of December 31, 2009 from $3.3 million as of December 31, 2008. The decrease is primarily related to the disposal of the U.S operation during 2009.  The $3.9 million decrease in customer advances to $1.43 million as of December 31, 2009 from $5.3 million as of December 31, 2008 resulted from primarily from the disposal of the U.S. operation during 2009

Our net cash used by operating activities increased by $5.1 million to $7.9 million for the year ended December 31, 2009 from net cash used by operating activities of $2.8 million for the year ended December 31, 2008. This change primarily resulted from decreases in billings in accounts payable, excess of related costs and estimated earnings on uncompleted contracts and customer advances, which was partially offset by decreases in our accounts receivable.

Net cash used in investing activities decreased $69 thousand to $74 thousand for the year ended December 31, 2009 from $334 thousand for the year ended December 31, 2008. The decrease was due to a reduction in purchases of  software and hardware, including host servers and computers for our corporate office and field-based personnel. Net cash provided by financing activities increased by $2.9 million to $2.8 million for the year ended December 31, 2009 compared to $58 thousand for the year ended December 31, 2008 principally due to the sale of 491,188 shares of common stock in a private placement at a price of $3.20 per share  during 2009.  The Company also issued a note payable in the amount of $1.0 million.  The note is collateralized by substantially all assests of Encorium Oy and certain assets of related parties payable in semi-annually installment sof $167,207 plus interest beginning June 2010. The Promissory Note bears interest at the six month euribor plus 2.35% (3.34% at December 31, 2009).

As a result of these cash flows, our cash and cash equivalents balance at December 31, 2009 was $197 thousand as compared to $5.7 million at December 31, 2008, a decrease of $5.5 million.

The Company has two significant lines of credit for its European operations. The first credit facility amounting to $715 thousand is with Svenska Handelsbanken AB with interest charged at Handlesbanken Avista +0.9%, which at year-end was approximately 1.8%. The second significant line of credit amounting to $430 thousand is with Okopankki Oyj with interest charged at 1 month euribor +0.5%, which at year end was approximately 3.5%. As of December 31, 2009 $301 thousand was outstanding under these credit facilities. Commitments by the banks generally expire one year from the date of the agreement and are generally renewed. (Amounts were converted based on an exchange rate of 1.00 EUR ~ 1.4332 USD)

Off Balance Sheet Financing Arrangements

As of December 31, 2009, we did not have any off-balance sheet financing arrangements or any equity ownership interests in any variable interest entity or other minority owned ventures.

Contractual Obligations and Commitments

In October 2008, we entered into a financing agreement for application software to be used in our European operations. This financing agreement is being accounted for as a capital lease obligation. The present value of the capital lease obligation and the corresponding asset value of the software acquired was $142 thousand.

We are committed under a number of non-cancelable operating leases, primarily related to office space and other office equipment. In 2010, we anticipate capital expenditures of approximately $100,000—$200,000 for leasehold improvements, software applications, workstations, personal computer equipment and related assets. A significant portion of our service agreement commitments, which are primarily comprised of investigator payments, are expected to be reimbursed under agreements with clients.

Recently Issued Accounting Standards

In September 2009, the Company adopted Accounting Standards Codification (ASC) 105- 10-05, which provides for the Financial Accounting Standards Board Accounting Standards Codification (the Codification) to become the single official source of authoritative, nongovernmental U.S. generally accepted accounting principles (GAAP) to be applied by non-governmental entities in the preparation of financial statements in conformity with GAAP. The Codification does not change GAAP, but combines all authoritative standards into a comprehensive, topically organized online database. ASC 105-10-05 explicitly recognizes rules and interpretative releases of the Securities and Exchange Commission (SEC) under Federal securities laws as authoritative GAAP for SEC registrants. Subsequent revisions to GAAP will be incorporated into the Codification through Accounting Standards Updates (ASU). ASC 105-10-05 is effective for interim and annual periods ending after September 15, 2009, and was effective for the Company in the third quarter of 2009. The adoption of ASC 105-10-05 impacted the Company's financial statement disclosures, as all references to authoritative accounting literature were updated to and in accordance with the Codification.

In February 2009, the FASB issued an accounting standard now codified within ASC 805, “Business Combinations” that amends the provisions related to the initial recognition and measurement, subsequent measurement, and disclosure of assets and liabilities arising from contingencies in a business combination. The standard applies to all assets acquired and liabilities assumed in a business combination that arise from contingencies that would be within the scope of ASC 450, “Contingencies”, if not acquired or assumed in a business combination, except for assets or liabilities arising from contingencies that are subject to specific guidance in ASC 805. The standard applies prospectively to business combinations for which the acquisition date is on or after the beginning of the first annual reporting period beginning on or after December 15, 2008. The adoption of the standard by the Company was effective January 1, 2009 did not have an impact on the Company's financial position and results of operations.

Effective January 1, 2008, the Company adopted the provisions of ASC Topic 820, “Fair Value Measurements and Disclosures”. This pronouncement defines fair value, establishes a hierarchal disclosure framework for measuring fair value, and requires expanded disclosures about fair value measurements. The provisions of this statement apply to all financial instruments that are being measured and reported on a fair value basis. Effective January 1,2009, the Company adopted the remaining provisions of ASC Topic 820 that were delayed by the issuance of ASC Section 820-10-55, “Fair Value Measurements and Disclosures: Overall: Implementation Guidance and Illustrations”.

In December 2007, the FASB issued ASC Section 810-10-65, “Consolidation: Transition and Effective Date Information”. This standard amends ARB No. 51 to establish accounting and reporting standards for the non-controlling interest in a subsidiary and for the deconsolidation of a subsidiary. The Company adopted the provisions of ASC 810-10-65 effective January 1, 2009.

In March 2008, the FASB issued an accounting standard related to disclosures about derivative instruments and hedging activities, codified within ASC 815, “Derivatives and Hedging”. Provisions of this standard change the disclosure requirements for derivative instruments and hedging activities including enhanced disclosures about (a) how and why derivative instruments are used, (b) how derivative instruments and related hedged items are accounted for under ASC 815 and its related interpretations, and (c) how derivative instruments and related hedged items affect our financial position, financial performance, and cash flows. This statement was effective for financial statements issued for fiscal years and interim periods beginning after November 15, 2008. The Company adopted the standard on January 1, 2009.

In April 2008, the FASB issued an accounting standard now codified within ASC 350, “Intangibles-Goodwill and Other” which amends the factors that should be considered in developing renewal or extension assumptions used to determine the useful life of a recognized intangible asset. Under this standard, entities estimating the useful life of a recognized intangible asset must consider their historical experience in renewing or extending similar arrangements or, in the absence of historical experience, must consider assumptions that market participants would use about renewal or extension. The intent of the standard is to improve the consistency between the useful life of a recognized intangible asset and the period of expected cash flows used to measure the fair value of the asset. Adoption of the standard was effective for financial statements issued for fiscal years beginning after December 15, 2008, and interim periods within those fiscal years, The Company adopted the standard on January 1, 2009. The Company does not expect the standard to have a material impact on its accounting for future acquisitions of intangible assets.

In November 2008, the FASB issued an accounting now standard codified within ASC 350, “Intangibles-Goodwill and Other” that applies to defensive assets which are acquired intangible assets which the acquirer does not intend to actively use, but intends to hold to prevent its competitors from obtaining access to the asset. The standard clarifies that defensive intangible assets are separately identifiable and should be accounted for as a separate unit of accounting in accordance with guidance provided within ASC 805, “Business Combinations” and ASC 820, “Fair Value Measurements and Disclosures”. The standard was effective for intangible assets acquired in fiscal years beginning on or after December 15, 2008. The Company adopted this standard effective January 1, 2009 and will apply the provisions of this guidance to intangible assets acquired on or after that date. The Company does not expect the standard to have a material impact on its accounting for future acquisitions of intangible assets.

In April 2009, the FASB issued an accounting standard now codified within ASC 825, “Financial Instruments” that requires disclosures about the fair value of financial instruments that are not reflected in the consolidated balance sheets at fair value whenever summarized financial information for interim reporting periods is presented. Entities are required to disclose the methods and significant assumptions used to estimate the fair value of financial instruments and describe changes in methods and significant assumptions, if any, during the period. The standard was effective for interim reporting periods ending after June 15, 2009 and was adopted by the Company in the second quarter of 2009.

In April 2009, the FASB issued an accounting standard now codified within ASC 820, “Fair Value Measurements and Disclosures”, which provides guidance on determining fair value when there is no active market or where the price inputs being used represent distressed sales, The standard reaffirms the objective of fair value measurement, which is to reflect how much an asset would be sold for in an orderly transaction. It also reaffirms the need to use judgment to determine if a formerly active market has become inactive, as well as to determine fair values when markets have become inactive. The standard is effective for interim and annual periods ending after June 15, 2009 and was adopted by the Company in the second quarter of2009.

In May 2009, the FASB issued an accounting standard now codified within ASC 855, “Subsequent Events”, which sets forth general standards of accounting for and disclosure of events that occur after the balance sheet date but before financial statements are issued or are available to be issued. It requires the disclosure of the date through which an entity has evaluated subsequent events and the basis for that date, that is, whether that date represents the date the financial statements were issued or were available to be issued. The standard was effective for interim or annual periods ending after June 15, 2009 and was adopted by the Company in the second quarter of 2009. In February 2010, the FASB issued Accounting Standards Update No. 2010-09 (ASU 2010-09) “Subsequent Events” (Topic 855): “Amendments to Certain Recognition and Disclosure Requirements”. This ASU amends FASB Codification topic 855. The amendments in ASU 2010-09 removes the requirement in ASC 855-10 for a SEC filer to disclose a date through which subsequent events have been evaluated in both issued and revised financial statements. This ASU was effective upon issuance and the Company adopted this ASU as of December 31, 2009. Except for the removal of disclosure requirements in ASC 855-10, the adoption of this standard did not have a material impact on the Company's consolidated financial statements.

In August 2009, the FASB issued ASU No. 2009-05, “Fair Value Measurements and Disclosures - Measuring Liabilities at Fair Value”. The ASU provides additional guidance for the fair value measurement of liabilities under ASC 820, Fair Value Measurements and Disclosures. The ASU provides clarification that in circumstances in which a quoted price in an active market for the identical liability is not available, a reporting entity is required to measure fair value using certain techniques. The ASU also clarifies that when estimating the fair value of a liability, a reporting entity is not required to include a separate input or adjustment to other inputs relating to the existence of a restriction that prevents the transfer of a liability. It also clarifies that both a quoted price in an active market for the identical liability at the measurement date and the quoted price for the identical liability when traded as an asset in an active market when no adjustments to the quoted price of the asset are required are Level fair value measurements. The Company adopted the ASU in the fourth fiscal quarter of 2009.

The adoption of the pronouncements above did not have a material effect on the Company's financial position or results of operations.

New Accounting Pronouncements not yet effective

In October 2009, the FASB issued ASU 2009-13, Multiple-Deliverable Revenue Arrangements, (amendments to ASC Topic 605, Revenue Recognition) (ASU 2009-13) and ASU 2009-14, “Certain Arrangements that Include Software Elements”, (amendments to ASC Topic 985, Software) (ASU 2009-14). ASU 2009-13 requires entities to allocate revenue in an arrangement using estimated selling prices of the delivered goods and services based on a selling price hierarchy. The amendments eliminate the residual method of revenue allocation and require revenue to be allocated using the relative selling price method. ASU 2009-14 removes tangible products from the scope of software revenue guidance and provides guidance on determining whether software deliverables in an arrangement that includes a tangible product are covered by the scope of the software revenue guidance. ASU 2009-13 and ASU 2009-14 should be applied on a prospective basis for revenue arrangements entered into or materially modified in fiscal years beginning on or after June 15,2010, with early adoption permitted. The Company is currently evaluating the impact of the adoption of these ASUs on its consolidated results of operations or financial condition.

In December 2009, the FASB issued ASU No. 2009-17, “Improvements to Financial Reporting by Enterprises Involved with Variable” Interest Entities, which amends ASC 810, Consolidation to address the elimination of the concept of a qualifying special purpose entity. The standard also replaces the quantitative-based risks and rewards calculation for determining which enterprise has a controlling financial interest in a variable interest entity with an approach focused on identifying which enterprise has the power to direct the activities of a variable interest entity and the obligation to absorb losses of the entity or the right to receive benefits from the entity. This standard also requires continuous reassessments of whether an enterprise is the primary beneficiary of a VIE whereas previous accounting guidance required reconsideration of whether an enterprise was the primary beneficiary of a VIE only when specific events had occurred. The standard provides more timely and useful information about an enterprise's involvement with a variable interest entity and will be effective as of the beginning of interim and annual reporting periods that begin after November 15, 2009, which for the Company would be January 1, 2010. The Company does not expect the adoption of this standard to have a material effect on its consolidated results of operations and financial condition.

In January 2010, the FASB issued ASU No. 2010-6, “Improving Disclosures About Fair Value Measurements”, which provides amendments to ASC 820 Fair Value Measurements and Disclosures, including requiring reporting entities to make more robust disclosures about (1) the different classes of assets and liabilities measured at fair value, (2) the valuation techniques and inputs used, (3) the activity in Level 3 fair value measurements including information on purchases, sales, issuances, and settlements on a gross basis and (4) the transfers between Levels 1, 2, and 3. The standard is effective for annual reporting periods beginning after December 15, 2009, except for Level 3 reconciliation disclosures, which are effective for annual periods beginning after December 15, 2010. The Company does not expect the adoption of this standard to have a material impact on its consolidated financial statements.

The FASB updated ASC Topic 810, Consolidations, and ASC Topic 860, “Transfers and Servicing”, which significantly changed the accounting for transfers of financial assets and the criteria for determining whether to consolidate a variable interest entity (VIE). The update to ASC Topic 860 eliminates the qualifying special purpose entity (QSPE) concept, establishes conditions for reporting a transfer of a portion of a financial asset as a sale, clarifies the financial asset de-recognition criteria, revises how interests retained by the transferor in a sale of financial assets initially are measured, and removes the guaranteed mortgage securitization re-characterization provisions. The update to ASC Topic 810 requires reporting entities to evaluate former QSPEs for consolidation, changes the approach to determining a VIE's primary beneficiary from a mainly quantitative assessment to an exclusively qualitative assessment designed to identify a controlling financial interest, and increases the frequency of required reassessments to determine whether a company is the primary beneficiary of a VIE. The Company adopted the provisions of these staff positions effective January 1, 2010. The adoption of these staff positions could impact future transactions entered into by the Company.

ITEM 7A.	QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK

Not applicable

ITEM 8.	FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Our financial statements listed below are contained herein beginning at page F-1:

(a)	Financial Statements

ITEM 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

Not applicable.

ITEM 9A(T).	CONTROLS AND PROCEDURES

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

Management’s Annual Report on Internal Control Over Financial Reporting

Management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Rules 13a-15(f) and 15d-15(f) of the Securities Exchange Act of 1934, as amended. Under the supervision and with the participation of management, including our principal executive officer and principal financial officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting based on the framework in  “Internal Control—Integrated Framework”  issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on our evaluation under the framework in  “Internal Control—Integrated Framework” , management concluded that our internal control over financial reporting was effective as of December 31, 2009.

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

Changes in Internal Control Over Financial Reporting

Our management, including our principal executive and principal financial officers, has evaluated any changes in our internal control over financial reporting that occurred during the year ended December 31, 2009, and has concluded that there was no change that occurred during the quarter ended December 31, 2009 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

The following table details information regarding the Company’s existing equity compensation plans as of December 31, 2009:

Equity Compensation Plan Information

Plan Category	(a) Number of securities to be issued upon exercise of outstanding options, warrants and rights*	(b) Weighted- average exercise price of outstanding options, warrants and rights*	(c) Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))*
Equity compensation plans approved by security holders	75,417	$5.93	158,535
Equity compensation plans not approved by security holders	—	—	—

Total	75,417	$5.93	158,535

*Note: The Company affected a one-for-eight reverse stock split on February 16, 2010.  The sales prices of the Company's Common Stock in the above table have been retroactively restated to reflect the effects of the reverse split. See Note 1 for additional information.

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

PART IV

ITEM 15.             EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

(a)	Financial Statement Schedules - NONE

(b)	Exhibits

2.1	-
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

2.3	-
Asset Purchase Agreement between Encorium Group, Inc. and Pierrel Research USA Inc. dated July 16, 2009 incorporated by reference to Exhibit 2.1 to our Current Report on Form 8-K filed with the Securities and Exchange Commission on July 22, 2009.

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
Certificate of Amendment of Certificate of Amendment of Certificate of Incorporation of Encorium Group, Inc. incorporated by reference to Exhibit 3.1 to our Current Report on Form 8-K filed with the Securities and Exchange Commission on February 18, 2010.

3.4	-
Second Amended and Restated Bylaws of Encorium Group, Inc. incorporated by reference to Exhibit 3.1 to our Current Report on Form 8-K filed with the Securities and Exchange Commission on September 16, 2008.

4.1*	-	Form of Non-Qualified Stock Option Award Agreement incorporated by reference to Exhibit 4.2 to our Current Report on Form 8-K filed with the Securities and Exchange Commission on December 14, 2006.
4.2*	-	Form of Incentive Stock Option Award Agreement incorporated by reference to Exhibit 4.3 to our Current Report on Form 8-K filed with the Securities and Exchange Commission on December 14, 2006.
10.1*	-	Covalent Group, Inc. 2002 Equity Incentive Plan incorporated by reference to Appendix E to our Definitive Proxy Statement filed with the Securities and Exchange Commission on April 30, 2002.
10.2*	-
Amended and Restated Covalent Group, Inc. 1996 Stock Incentive Plan incorporated by reference to Annex A of our Definitive Proxy Statement filed with the Securities and Exchange Commission on May 1, 2000.

10.3*	-	Covalent Group, Inc. 2006 Equity Incentive Plan incorporated by reference to Appendix D of our Definitive Proxy Statement filed with the Securities and Exchange Commission on September 15, 2006.
10.4	-
Second Amendment to Lease between Dean Witter Realty Income Partnership II, L.P. and Covalent Group, Inc. dated November 14, 1996 incorporated by reference to Exhibit 10.3 to our Annual Report on Form 10-KSB filed with the Securities and Exchange Commission on March 30, 1998.

10.5	-
Fourth Amendment to Lease between FV Office Partners, L.P. (successor to Dean Witter Realty Income Partnership III, L.P.) and Covalent Group, Inc. dated November 27, 2001 incorporated by reference to Exhibit 10.13 to our Annual Report on Form 10-KSB filed with the Securities and Exchange Commission on April 1, 2002.

10.6	-
Fifth Amendment to Lease between FV Office Partners, L.P. and Covalent Group, Inc. dated December 13, 2002 incorporated by reference to Exhibit 10.23 to our Annual Report on Form 10-KSB filed with the Securities and Exchange Commission on March 31, 2003.

10.7	-
Sixth Amendment to Lease between Glenhardie Partner, LP , successor in interest to FV Office Partners, L.P and Encorium Group, Inc. dated July 2, 2008 incorporated by reference to Exhibit 10.1 to our Current Report on Form 8-K filed with the Securities and Exchange Commission on July 8, 2008.

10.8	-
Seventh Amendment to Lease between Glenhardie Partner, LP , successor in interest to FV Office Partners, L.P and Encorium Group, Inc. incorporated by reference to Exhibit 10.1 to our Quarterly Report on Form 10-Q filed with the Securities and Exchange Commission on November 26, 2008.

10.9	-
Eighth Amendment to Lease by and among Glenhardie Partners, LP, Encorium Group, Inc. and Pierrel Research USA Inc. dated July 16, 2009 incorporated by reference to our Current Report on Form 8-K filed with the Securities and Exchange Commission on July 22, 2009.

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

10.13*	-
Amended and Restated Non-Qualified Stock Option Award Agreement for David Ginsberg incorporated by reference to our Current Report on Form 8-K filed with the Securities Exchange Commission on November 10, 2008.

10.14*	-
Separation and Mutual Release Agreement between Encorium Group, Inc. and Dr. David Ginsberg dated July 16, 2009 incorporated by reference to our Current Report on From 10-K filed with the Securities and Exchange Commission on July 22, 2009.

10.15*	-
Services Agreement between Encorium Group, Inc. and Penn Valley Group dated May 8, 2008 incorporated by reference to Exhibit 10.1 to our Quarterly Report on Form 10-Q filed with the Securities and Exchange Commission on May 13, 2008.

10.16*	-	Non-Qualified Stock Option Award Agreement for PVG Corporation incorporated by reference to our Current Report on Form 8-K filed with the Securities Exchange Commission on December 9, 2008.
10.17*	-
Employment Agreement among Encorium Group, Inc., Encorium Oy and Kai Lindevall effective January 1, 2010 incorporated by reference to our Current Report on From 8-K filed with the Securities and Exchange Commission on January 14, 2010.

10.18	-
Securities Purchase Agreement dated as of May 8, 2007 by and among Encorium Group, Inc., Capital Ventures International and Enable Growth Partners, LP incorporated by reference to Exhibit 10.1 to our Current Report on Form 8-K filed with the Securities and Exchange Commission on May 14, 2007.

10.19	-	Form of Warrant issued May 9, 2007 incorporated by reference to Exhibit 10.3 to our Current Report on Form 8-K filed with the Securities and Exchange Commission on May 14, 2007.
10.20	-	Form of Exchange Agreement incorporated by reference to Exhibit 10.2 to our Current Report on Form 8-K filed with the Securities and Exchange Commission on December 3, 2009.
10.21	-	Form of Exchange Warrant incorporated by reference to Exhibit 10.3 to our Current Report on Form 8-K filed with the Securities and Exchange Commission on December 3, 2009.
10.22	-
Lease between Encorium Oy and Mutual Pension Insurance Company effective October 1, 2008 incorporated by reference to our Annual Report on Form 10-K filed with the Securities and Exchange Commission on April 27, 2009.

10.23	-
Pledge Agreement between Encorium Group, Inc. and Pierrel Research USA Inc. dated July 16, 2009 incorporated by reference to our Current Report on Form 8-K filed with the Securities and Exchange Commission on June 22, 2009.

10.24	-	Subscription Agreement dated October 16, 2009 incorporated by reference to our Current Report on Form 8-K filed with the Securities and Exchange Commission on December 3, 2009.
10.25*	-
Employment Agreement between Encorium Oy and Eeva-Kaarina Koskelo dated June 9, 2008 incorporated by reference to our Current Report on Form 8-K filed with the Securities and Exchange Commission on January 14, 2010.

10.26		Loan Agreement between Finnvera and Encorium Oy dated December 16, 2009.
21	-	Subsidiaries of the Registrant. Filed herewith.
23.2	-	Consent of Deloitte & Touche LLP. Filed herewith.
23.1	-	Consent of Asher & Company, LTD.
31.1	-	Certification of Chief Executive Officer required by Rule 13a-14(a) or Rule 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002. Filed herewith.
31.2	-	Certification of Principal Accounting Officer required by Rule 13a-14(a) or Rule 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002. Filed herewith.
32.1	-	Certification pursuant to 18 U.S.C. § 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. Filed herewith.
32.2	-	Certification pursuant to 18 U.S.C. § 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. Filed herewith.

*	This exhibit is a management contract or arrangement required to be filed as an exhibit to this report.

ENCORIUM GROUP, INC.
CONSOLIDATED FINANCIAL STATEMENTS
YEARS ENDED DECEMBER 31, 2009,  and 2008

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of:
Encorium Group, Inc.
Wayne, Pennsylvania

We have audited the accompanying consolidated balance sheets of Encorium Group, Inc. and subsidiaries (the “Company”) as of December 31, 2009 and the related consolidated statements of operations, stockholders’ equity, and cash flows for the year ended December 31, 2009.  These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on the consolidated financial statements based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of Encorium Group, Inc. and subsidiaries as of December 31, 2009 and the results of their operations and their cash flows for the year ended December 31, 2009, in conformity with accounting principles generally accepted in the United States of America.

We also audited the adjustments to the 2008 consolidated financial statements that were applied to reclassify certain amounts related to operations discontinued during 2009, as described in Note 3 to the consolidated financial statements, and to record the retrospective effects of the reverse stock split on February 16, 2010, as described in Note 1 to the consolidated financial statements.  In our opinion, such adjustments are appropriate and have been properly applied. We were not engaged to audit, review, or apply any procedures to the 2008 consolidated financial statements other than with respect to the adjustments and, accordingly, we do not express an opinion or any other form of assurance on those consolidated financial statements taken as a whole.

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 1 to the consolidated financial statements, the Company’s recurring losses from operations, current available cash, and anticipated level of capital requirements necessary to fund its current operations raise substantial doubt about its ability to continue as a going concern. Management’s plans concerning these matters are also discussed in Note 1 to the consolidated financial statements. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/ ASHER & COMPANY, Ltd.

Philadelphia, Pennsylvania
April 19, 2010

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of
Encorium Group, Inc.
Wayne, Pennsylvania

We have audited, before the effects of the retrospective adjustments for the reverse stock split and the discontinued operations discussed in Note 1 and Note 3, respectively, to the consolidated financial statements, the consolidated balance sheet of Encorium Group, Inc. and subsidiaries (the "Company") as of December 31, 2008, and the related consolidated statements of operations, stockholders’ equity, and cash flows for the year ended December 31, 2008. The 2008 consolidated financial statements before the effects of the retrospective adjustments discussed in Note 1 and Note 3 to the consolidated financial statements are not presented herein. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, such 2008 consolidated financial statements, before the effects of the retrospective adjustments for the reverse stock split and the discontinued operations discussed in Note 1 and Note 3, respectively, to the consolidated financial statements, present fairly, in all material respects, the financial position of Encorium Group, Inc. and subsidiaries as of December 31, 2008, and the results of their operations and their cash flows for the year ended December 31, 2008, in conformity with accounting principles generally accepted in the United States of America.

We were not engaged to audit, review, or apply any procedures to the retrospective adjustments for the reverse stock split and the discontinued operations discussed in Note 1 and Note 3, respectively, to the consolidated financial statements and, accordingly, we do not express an opinion or any other form of assurance about whether such retrospective adjustments are appropriate and have been properly applied. Those retrospective adjustments were audited by other auditors.

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

/s/ Deloitte and Touche, LLP

Philadelphia, Pennsylvania
April 24, 2009

Encorium Group, Inc.
Consolidated Statements of Operations

	Years Ended December 31,
	2009	2008
Revenue
Net revenue	$17,857,117	$22,298,938
Reimbursement revenue	3,309,558	4,058,224
Total Revenue	21,166,675	26,357,162

Operating Expenses
Direct	12,556,650	14,619,463
Reimbursement out-of-pocket expenses	3,309,558	4,058,224
Selling, general and administrative	8,068,683	9,023,951
Depreciation and amortization	380,130	1,282,678
Impairment loss	-	14,391,992
Total Operating Expenses	24,315,021	43,376,308

Loss from Operations	(3,148,346)	(17,019,146)

Interest Income	9,315	30,165
Interest Expense	(50,532)	(20,312)
Net Interest (Expense) Income	(41,217)	9,853

Net Loss from continuing operations before Income Taxes	(3,189,563)	(17,009,293)

Income Tax Expense (Benefit)	(45,136)	(103,671)

Net Loss from continuing operations	$(3,144,427)	$(16,905,622)

Net loss from discontinued operations	(725,266)	(4,167,854)

Income Tax Expense (Benefit)	-	-

Net Loss	$(3,869,693)	$(21,073,476)

Weighted Average Common and Common Equivalent Shares Outstanding

Basic and diluted	2,709,904	2,573,671

Net Loss per Common Share:
Continuing Operations	$(1.16)	$(6.57)
Discontinued Operations	$(0.27)	$(1.62)

Net Loss per Common Share	$(1.43)	$(8.19)

See accompanying notes to the consolidated financial statements.

Encorium Group, Inc.
Consolidated Balance Sheets

	December 31,
	2009	2008
Assets
Current Assets
Cash and cash equivalents	$196,583	$5,705,818
Investigator advances	19,232	11,971
Accounts receivable, less allowance of $412,973 and $97,000 for
December 31, 2009 and 2008, respectively	3,454,173	3,253,617
Prepaid expenses and other	872,722	956,378
Costs and estimated earnings in excess of
related billings on uncompleted contracts	1,794,134	606,260
Debt issuance costs, current	75,400	-
Current assets of discontinued operations	28,832	3,562,508
Total Current Assets	6,441,076	14,096,552

Property and Equipment, Net	307,552	330,263

Intangible Assets
Goodwill	1,389,045	1,366,269
Other intangibles, Net	3,508,310	3,733,517
Debt issuance costs, long-term	150,800	-
Other assets	313,524	349,357
Long-term assets of discontinued operations	-	1,216,975

Total Assets	$12,110,307	$21,092,933

Liabilities and Stockholders' Equity
Current Liabilities
Accounts payable	$1,756,678	$2,429,339
Note Payable	334,413	-
Credit Lines	300,697	-
Accrued expenses	2,333,099	2,719,187
Deferred taxes	248,117	206,173
Obligations under capital leases	54,510	44,097
Billings in excess of related costs and
estimated earnings on uncompleted contracts	1,179,779	1,262,661
Customer advances	1,361,496	2,344,486
Current liabilities of discontinued operations	607,552	6,505,817
Total Current Liabilities	8,176,341	15,511,760

Long Term Liabilities
Notes Payable	668,826	-
Obligations under capital leases	52,541	100,402
Deferred taxes	837,424	897,204
Other liabilities	104,624	200,175
Long-term liabilities of discontinued operations	-	205,619
Total Long Term Liabilities	1,663,415	1,403,400
Total Liabilities	9,839,756	16,915,160

Commitments and Contingencies

Stockholders' Equity
Common stock, $.001 par value 4,375,000
shares authorized, 3,426,938 and 2,604,250 shares issued at December 31, 2009 and 2008
and 3,388,173 and 2,565,486 shares outstanding at December 31, 2009 and 2008, respectively	3,427	2,604
Additional paid-in capital	35,142,854	32,435,480
Additional paid-in capital warrants	299,606	905,699
Accumulated deficit	(33,607,123)	(29,737,430)
Accumulated other comprehensive income	1,158,476	1,298,109
Less:	2,997,240	4,904,462
Treasury stock, at cost, 38,765 shares	(726,689)	(726,689)
Total Stockholders’ Equity	2,270,551	4,177,773

Total Liabilities and Stockholders’ Equity	$12,110,307	$21,092,933

See accompanying notes to the consolidated financial statements.

Encorium Group, Inc.
Consolidated Statements of Stockholders Equity

	Number of Common Shares	Par Value	Additional Paid-In Capital	Retained Earnings (Accum. Deficit)	Accum. Other Comprehensive Income	Treasury Stock at Cost	Total Stockholders' Equity
Balance at December 31, 2007 (as restated for 8:1 reverse stock split)	2,604,250	$2,604	$33,078,156	$(8,663,954)	$387,054	$(698,224)	$24,105,636
Net Loss				(21,073,476)			(21,073,476)
Other comprehensive loss
Pension adjustment, net of tax					18,198		18,198
Foreign currency translation adjustment					892,857		892,857
Total comprehensive loss							(20,162,421)
Stock Based Compensation			263,023				263,023
Common stock repurchase						(28,465)	(28,465)
Balance at December 31, 2008 (as restated for 8:1 reverse stock split)	2,604,250	$2,604	$33,341,179	$(29,737,430)	$1,298,109	$(726,689)	$4,177,773
Net Loss				$(3,869,693)			(3,869,693)
Other comprehensive loss
Pension adjustment, net of tax					77,394		77,394
Foreign currency translation adjustment					(217,027)		(217,027)
Total comprehensive loss							(4,009,326)
Stock Based Compensation			300,904				300,904
Issuance of common
shares - sales to investors	492,188	492	1,574,508				1,575,000
shares - debt issuance	97,500	98	226,102				226,200
shares - warrant exchange agreement	233,000	233	(233)				-
Balance at December 31, 2009	3,426,938	$3,427	$35,442,460	$(33,607,123)	$1,158,476	$(726,689)	$2,270,551

See accompanying notes to the consolidated financial statements.

Encorium Group, Inc.
Consolidated Statements of Cash Flows

	Years Months Ended December 31,
	2009	2008
Operating Activities:
Net Loss	$(3,869,693)	$(21,073,476)
Adjustments to reconcile net income (loss) to
net cash provided (used) by operating activities:
Bad debt expense	315,973
Depreciation and amortization	579,995	1,697,966
Impairment loss	-	14,391,992
Gain on sale	(775,387)
Share-based compensation expense	300,904	263,023
Changes in assets and liabilities;
Investigator advances	(6,871)	(537,616)
Accounts receivable	883,360	53,826
Prepaid expenses and other	243,240	(350,328)
Prepaid taxes	36,694	(24,259)
Costs and estimated earnings in excess
of related billings on uncompleted contracts	(308,905)	(475,700)
Other Assets	384,249	(439,507)
Accounts payable	(1,403,357)	2,352,909
Accrued expenses	(649,587)	(570,836)
Other liabilities	(155,122)	(98,982)
Deferred taxes	(35,253)	(211,988)
Billings in excess of related costs and
estimated earnings on uncompleted contracts	(2,092,452)	34,005
Customer advances	(1,407,998)	2,156,474
Net Cash Used By Operating Activities	(7,960,211)	(2,832,497)

Investing Activities:
Purchases of property and equipment	(74,190)	(334,072)
Net Cash Used By Investing Activities	(74,190)	(334,072)

Financing Activities:
Net payments under capital leases	(52,758)	(29,688)
Proceeds from stock issuance	1,575,000	-
Common stock repurchase	-	(28,465)
Borrowings on Note Payable	1,003,239	-
Net cash from short-term borrowings	265,605	-
Net Cash Provided (Used) By Financing Activities	2,791,086	(58,153)

Effect of Exchange Rate Changes on Cash and Cash Equivalents	(265,920)	(178,916)

Net Decrease In Cash and Cash Equivalents	(5,509,235)	(3,403,638)

Cash and Cash Equivalents, Beginning of Year	5,705,818	9,109,456

Cash and Cash Equivalents, End of Year	$196,583	$5,705,818

Supplemental Disclosure of Non Cash Financing Activities:

Issuance of common stock in connection with debt issuance	$226,200	-

See accompanying notes to the consolidated financial statements.

ENCORIUM GROUP, INC
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.	DESCRIPTION OF BUSINESS:

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

Our clients consist of many of the largest companies in the pharmaceutical, biotechnology and medical device industries. From protocol design and clinical program development, to proven patient recruitment, to managing the regulatory approval process, we have the resources to directly implement or manage Phase I through Phase IV clinical trials and to deliver clinical programs on time and within budget. We have clinical trial experience across a wide variety of therapeutic areas such as cardiovascular, endocrinology/metabolism, diabetes, neurology, oncology, immunology, vaccines, infectious diseases, gastroenterology, dermatology, hepatology, women’s health and respiratory medicine. We have the capacity and expertise to conduct clinical trials on a global basis.

We were initially incorporated in August 1998 in Nevada.  In June 2002, we changed our state of incorporation to Delaware.  In November 2006, we changed our name from Covalent Group, Inc. to Encorium Group, Inc.  Prior to November 2006, the Company conducted the majority of its operations in the U.S. while utilizing strategic partnerships with foreign CROs for the provision of services internationally.  On November 1, 2006, the Company acquired its wholly-owned subsidiary, Encorium Oy, a CRO founded in 1996 in Finland with offices in offices in Espoo, Turku, Tampere, Oulu and Seinäjoki (Finland), Copenhagen (Denmark), Tallinn (Estonia), Vilnius (Lithuania), Stockholm (Sweden), Bucharest (Romania), Warsaw (Poland), and Ankara (Turkey).  Subsequent to the acquisition of Encorium Oy in 2006 the Company managed all of its North American and South American clinical trial studies from its headquarters in Wayne, Pennsylvania and its European and Asian clinical trial studies from Encorium Oy’s facilities in Espoo, Finland.  As a result of declining revenues and increased expenses with respect to the Company’s U.S. line of business, on July 16, 2009 the Company sold substantially all of the assets relating to the Company’s US line of business to Pierrel Research USA, Inc., as a result of which the Company no longer has any employees or significant operations in the United States.

The accompanying consolidated financial statements have been prepared on the basis of the company continuing as a going concern.

We anticipate that will meet our cash requirements through March of 2011, assuming we are able to fully implement our current costs cutting initiatives, we are able to win additional contracts during fiscal 2010 and we are able to maintain our current customer contracts. In the event we are unable to do so, in order for the Company to continue as a going concern, we will be required to obtain additional capital from external sources or significantly reduce our operating costs, which may include the cessation of operations in some countries.

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

The Company is currently listed on The NASDAQ Capital Market.  On August 25, 2009, the Company received a letter from The NASDAQ Stock Market notifying the Company that, based on its Form 10-Q for the period ended June 30, 2009, NASDAQ determined that the Company’s stockholders’ equity did not comply with the minimum $2.5 million stockholders’ equity requirement for continued listing on The NASDAQ Capital Market. As provided in the NASDAQ Marketplace Rules, the Company submitted to NASDAQ a plan and timeline to achieve and sustain compliance. NASDAQ granted the Company an extension until December 8, 2009 to comply and notified Company that, if at the time of its periodic report for the year ending December 31, 2009, the Company did not evidence compliance, the Company’s common stock may be subject to delisting.  As of December 31, 2009 the stockholders' equity of the Company was $2.3 million, which fails to meet the $2.5 million minimum stockholders equity requirement.  The Company anticipates that a delisting action will be brought against it for failure to comply with the requirement.  If a delisting action is brought, the Company may request a hearing before the NASDAQ Listing Qualifications Panel.  Such request would stay any delisting determination by the NASDAQ Listing Qualifications Staff and the Company's common stock would remain listed on NASDAQ pending a formal determination by the Panel.  However, there can be no assurances that the Panel will grant such request.

On February 16, 2010, the Company affected a one-for-eight reverse split of its Common Stock effective at 5 PM Eastern Time on February 16, 2010. The Company implemented the reverse stock split under the authority granted to the Board of Directors by the Company's stockholders at the annual meeting of stockholders held on January 8, 2010, to affect a reverse stock split of the Company's Common Stock, par value $0.001 per share, at a ratio within a range of from one-for-three to one-for-ten shares. As a result of the reverse stock split, each eight shares of issued and outstanding shares of the Company Common Stock were combined and reconstituted as one share of Common Stock, par value $0.001 per share, of the Company. The reverse stock split reduced the number of outstanding shares of Common Stock from 27,105,383 shares to 3,388,173 shares. All fractional shares which would have otherwise resulted from the reverse stock split were rounded up to the nearest whole share in lieu of fractional shares.  On the Company's balance sheet, the aggregate par value of the issued Common Stock was reduced by reclassifying the par value amount of the eliminated shares of Common Stock to additional paid-in capital. All per share amounts and outstanding shares, including all Common Stock equivalents, stock options, equity compensation plans, and warrants, have been retroactively restated in the Financial Statements and in the Notes to the Financial Statements for all period presented to reflect the reverse stock split.

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

Consolidation

The consolidated financial statements for 2009 and 2008 include our accounts and the accounts of our wholly-owned subsidiaries. Intercompany transactions and balances have been eliminated in consolidation.

Cash and Cash Equivalents

We consider all highly liquid debt instruments purchased with an original maturity of three months or less to be cash equivalents.

We maintain cash accounts at several institutions in Europe and one in the US. Deposits in Europe are generally insured by individual states up to € 50,000 for each account (approximately $72,000 as of December 31, 2009). Accounts in the US are generally insured up to $250,000 for each account. As of December 31, 2009 our cash and cash equivalents were based primarily in Europe with two institutions. To date, the Company has not experienced any loss or lack of access to its invested cash or cash equivalents, however, there can be no assurance that access to invested balances will not be impacted by adverse conditions in the financial and credit markets.

Investigator Advances

We received advance payments from a small number of our clients as part of long-term contracts, which includes a separate cash account to be utilized for payment of investigator fees. As of December 31, 2009 and 2008, this cash amount was $20 thousand and $12 thousand, respectively. This amount is also included in customer advances within current liabilities in the accompanying balance sheets.

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

As is customary in the industry, we will continue to exclude from revenue and expense in the Consolidated Statements of Operations fees paid to investigators and the associated reimbursement since we acts as an agent on behalf of the pharmaceutical company sponsors with regard to investigator payments.  These investigator fees are not reflected in our Net Revenue, Reimbursement Revenue, Reimbursement Out-of-Pocket Expenses, and/or Direct Expenses. The amounts of these investigator fees were $1.4 million and $5.2 million the years ended December 31, 2009 and 2008 respectively.

Accounts Receivable

Accounts receivable and costs and estimated earnings in excess of related billings on completed contracts represent amounts due from our clients who are concentrated primarily in the pharmaceutical and biotechnology industries.

Concentration of Credit Risk

Our accounts receivable and costs and estimated earnings in excess of related billings on uncompleted contracts are concentrated with a small number of companies within the pharmaceutical and biotechnology industries. The significant majority of this exposure is to large, well established firms. Credit losses have historically been minimal. As of December 31, 2009 and 2008, the total of accounts receivable and costs and estimated earnings in excess of related billings on uncompleted contracts was $5.2 million and $3.9 million respectively. The following table sets forth the exposure to our top clients:

	Year Ended December 31,
	2009		2008
	Total of Accounts Receivable and cost and estimated earnings in excess of billings	Percentage	Total of Accounts Receivable and cost and estimated earnings in excess of billings	Percentage

Client A	$1,716,077	33%	$434,238	11%
Client B	571,896	11%	-	0%
Client C	125,295	2%	200,220	5%
Client D	-	0%	75,083	2%

Top Clients	$2,413,268	46%	$709,541	18%

Several client contracts contain provisions that allow us to bill and receive advance payments to be utilized for investigator fees and reimbursable expenses. In some instances, the client requires that we maintain separate cash accounts to be utilized for investigator fees, which are included as Investigator Advances. Funds received as customer advances, excluding investigator advances for which separate cash accounts are required as part of our contract with the client, are included as part of Cash and Cash Equivalents. The balance of customer advances, including investigator advances of $19 thousand, was $1.4 million as of December 31, 2009. The balance of customer advances, including investigator advances of $12 thousand was $2.3 million as of December 31, 2008. As of December 31, 2009 and 2008, there were no customer advances billed, but not received.

ENCORIUM GROUP, INC
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – CONTINUED

Financial Instruments

The fair value of cash and cash equivalents, restricted cash, accounts receivable, costs and estimated earnings in excess of related billings on uncompleted contracts, accounts payable, accrued expenses and billings in excess of related costs and estimated earnings on uncompleted contracts were not materially different than their carrying amounts as reported at December 31, 2009 and December 31, 2008.

As of December 31, 2009, the Company was not a counter party to any forward foreign exchange contracts or any other transaction involving a derivative financial instrument.

Property and Equipment

Property and equipment are recorded at cost. Depreciation is provided using the straight-line method over the estimated useful lives of the assets, which range from 3 to 8 years for equipment and furniture and fixtures and the remaining lease term for leasehold improvements and assets under capital lease. Depreciation and amortization, excluding the amortization of intangible assets, for the years ended December 31, 2009 and 2008 was $101 thousand and $136 thousand, respectively. Expenditures for maintenance and repairs are charged to expense as incurred. When assets are sold, retired, or fully depreciated the cost and accumulated depreciation are removed from the accounts, and any gain or loss on the sale of property and equipment is included in operations.

Stock-Based Compensation

The Company accounts for stock based compensation in accordance with ASC 718 using the Modified Prospective Approach. ASC 718 requires the cost of all share-based payments to employees, including grants of employee stock options, to be recognized in the financial statements based on their fair values at grant date, or the date of later modification, over the requisite service period. In addition, ASC 718 requires unrecognized cost (based on the amounts previously disclosed in our pro forma footnote disclosure) related to options vesting after the date of initial adoption to be recognized in the financial statements over the remaining requisite service period. Accordingly, prior period amounts have not been restated.

Goodwill and Intangible Assets

Goodwill is carried at cost and is not amortized. We test goodwill for impairment on an annual basis as November 1st of each fiscal year, relying on a number of factors including operating results, business plans and anticipated future cash flows. Company management uses its judgment in assessing whether goodwill has become impaired between annual impairment tests.   Recoverability of goodwill is evaluated using a two-step process. The first step involves a comparison of the fair value of a reporting unit with its carrying value. If the carrying amount of the reporting unit exceeds its fair value, then the second step of the process involves a comparison of the implied fair value and carrying value of the goodwill of that reporting unit. If the carrying value of the goodwill of a reporting unit exceeds the fair value of that goodwill, an impairment loss is recognized in an amount equal to the excess. Definite-lived intangibles are amortized on a straight-line basis over their useful lives.  We review our other intangible assets for impairment whenever events or changes in circumstances indicate that the carrying amount of the assets may not be recoverable. Impairment charges to earnings for the years ended December 31, 2009 and 2008 were $0 and $14.4 million, respectively.

Foreign Currency Translation

Assets and liabilities of the Company’s international operations are translated into U.S. dollars at exchange rates in effect on the balance sheet date and equity accounts are translated at historical exchange rates. Revenue and expense items are translated at average exchange rates in effect during the year. Gains or losses from translating foreign currency financial statements are recorded in other comprehensive income. The cumulative translation adjustment decreased other comprehensive income by $217 thousand for the year ended December 31, 2009 compared to an increase in other comprehensive income of $893 thousand for the year ended December 31, 2008.

Income Taxes

The Company accounts for income taxes in accordance with the provisions of ASC 740, “Accounting for Income Taxes”, (“ASC 740”). ASC 740 requires recognition of deferred tax liabilities and assets for the future expected tax consequences of events that have been included in the financial statements or tax returns.

ENCORIUM GROUP, INC
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – CONTINUED

Under this method deferred tax liabilities and assets are determined based on the difference between the financial statement tax bases of assets and liabilities using enacted tax rates in effect for the year in which the differences are expected to reverse. At December 31, 2009, the Company recorded a full valuation allowance against its net deferred tax assets and net operating loss carry-forwards given that it is more likely than not that the deferred tax asset will not be realized.

As of December 31, 2009, the Company has unrecognized U.S. federal and state net operating loss carryforwards of approximately $10.8 million and $15.1 million, respectively. These unrecognized U.S. federal and state net operating loss carryforwards have significantly increased due to the losses incurred to date during 2009. In addition, future changes in the unrecognized tax benefit, will have no impact on the effective tax rate due to the existence of the valuation allowance.

The Company files its tax returns as prescribed by the tax laws of the jurisdiction in which it operates. None of the Company’s tax filings in these jurisdictions are currently under audit. The Company’s policy is to recognize interest and penalties in Other Expense.

Earnings (Loss) Per Share

Earnings (loss) per share is calculated in accordance with  ASC 260, “Earnings Per Share”, (“ASC 260”).  Basic earnings (loss) per share is computed by dividing net income (loss) for the period by the weighted average number of common shares outstanding during the period. Diluted earnings (loss) per share is computed by dividing net income (loss) by the weighted average number of common shares plus the dilutive effect of warrants and outstanding stock options under the Company’s equity incentive plans. For 2009 and 2008 diluted net loss per common share is the same as basic net loss per common share, since the effects of potentially dilutive securities are antidilutive.

Supplemental Cash Flow Information

Cash paid for income taxes net of refunds for the years ended December 31, 2009 and 2008 was $85 thousand and $113 thousand. Cash paid for interest for the years ended December 31, 2009 and 2008 was $51 thousand and $26 thousand, respectively.

Non-cash financing activities for the issuance of common stock in connection with debt issuance were $226 thousand and $0 for the years ended December 31, 2009 and 2008, respectively.

Pensions

The Company contributes to state sponsored pension plans for its internationally based employees. The majority of these state sponsored pension plans are defined contribution plans. The amount of pension expense related to these plans for the years ended December 31, 2009 and 2008 was $1.6 million and $1.7 million, respectively.

Recently Issued Accounting Standards

In September 2009, the Company adopted Accounting Standards Codification (ASC) 105- 10-05, which provides for the Financial Accounting Standards Board Accounting Standards Codification (the Codification) to become the single official source of authoritative, nongovernmental U.S. generally accepted accounting principles (GAAP) to be applied by non-governmental entities in the preparation of financial statements in conformity with GAAP. The Codification does not change GAAP, but combines all authoritative standards into a comprehensive, topically organized online database. ASC 105-10-05 explicitly recognizes rules and interpretative releases of the Securities and Exchange Commission (SEC) under Federal securities laws as authoritative GAAP for SEC registrants. Subsequent revisions to GAAP will be incorporated into the Codification through Accounting Standards Updates (ASU). ASC 105-10-05 is effective for interim and annual periods ending after September 15, 2009, and was effective for the Company in the third quarter of 2009. The adoption of ASC 105-10-05 impacted the Company's financial statement disclosures, as all references to authoritative accounting literature were updated to and in accordance with the Codification.

In February 2009, the FASB issued an accounting standard now codified within ASC 805, “Business Combinations” that amends the provisions related to the initial recognition and measurement, subsequent measurement, and disclosure of assets and liabilities arising from contingencies in a business combination. The standard applies to all assets acquired and liabilities assumed in a business combination that arise from contingencies that would be within the scope of ASC 450, “Contingencies”, if not acquired or assumed in a business combination, except for assets or liabilities arising from contingencies that are subject to specific guidance in ASC 805. The standard applies prospectively to business combinations for which the acquisition date is on or after the beginning of the first annual reporting period beginning on or after December 15, 2008. The adoption of the standard by the Company was effective January 1, 2009 did not have an impact on the Company's financial position and results of operations.

Effective January 1, 2008, the Company adopted the provisions of ASC Topic 820, “Fair Value Measurements and Disclosures”. This pronouncement defines fair value, establishes a hierarchal disclosure framework for measuring fair value, and requires expanded disclosures about fair value measurements. The provisions of this statement apply to all financial instruments that are being measured and reported on a fair value basis. Effective January 1,2009, the Company adopted the remaining provisions of ASC Topic 820 that were delayed by the issuance of ASC Section 820-10-55, “Fair Value Measurements and Disclosures: Overall: Implementation Guidance and Illustrations”.

In December 2007, the FASB issued ASC Section 810-10-65, “Consolidation: Transition and Effective Date Information”. This standard amends ARB No.51 to establish accounting and reporting standards for the non-controlling interest in a subsidiary and for the deconsolidation of a subsidiary. The Company adopted the provisions of ASC 810-10-65 effective January 1, 2009.

In March 2008, the FASB issued an accounting standard related to disclosures about derivative instruments and hedging activities, codified within ASC 815, “Derivatives and Hedging”. Provisions of this standard change the disclosure requirements for derivative instruments and hedging activities including enhanced disclosures about (a) how and why derivative instruments are used, (b) how derivative instruments and related hedged items are accounted for under ASC 815 and its related interpretations, and (c) how derivative instruments and related hedged items affect our financial position, financial performance, and cash flows. This statement was effective for financial statements issued for fiscal years and interim periods beginning after November 15, 2008. The Company adopted the standard on January 1, 2009.

In April 2008, the FASB issued an accounting standard now codified within ASC 350, “Intangibles-Goodwill and Other” which amends the factors that should be considered in developing renewal or extension assumptions used to determine the useful life of a recognized intangible asset. Under this standard, entities estimating the useful life of a recognized intangible asset must consider their historical experience in renewing or extending similar arrangements or, in the absence of historical experience, must consider assumptions that market participants would use about renewal or extension. The intent of the standard is to improve the consistency between the useful life of a recognized intangible asset and the period of expected cash flows used to measure the fair value of the asset. Adoption of the standard was effective for financial statements issued for fiscal years beginning after December 15, 2008, and interim periods within those fiscal years, The Company adopted the standard on January 1, 2009. The Company does not expect the standard to have a material impact on its accounting for future acquisitions of intangible assets.

In November 2008, the FASB issued an accounting now standard codified within ASC 350, “Intangibles-Goodwill and Other” that applies to defensive assets which are acquired intangible assets which the acquirer does not intend to actively use, but intends to hold to prevent its competitors from obtaining access to the asset. The standard clarifies that defensive intangible assets are separately identifiable and should be accounted for as a separate unit of accounting in accordance with guidance provided within ASC 805, “Business Combinations” and ASC 820, “Fair Value Measurements and Disclosures”. The standard was effective for intangible assets acquired in fiscal years beginning on or after December 15, 2008. The Company adopted this standard effective January 1, 2009 and will apply the provisions of this guidance to intangible assets acquired on or after that date. The Company does not expect the standard to have a material impact on its accounting for future acquisitions of intangible assets.

In April 2009, the FASB issued an accounting standard now codified within ASC 825, “Financial Instruments” that requires disclosures about the fair value of financial instruments that are not reflected in the consolidated balance sheets at fair value whenever summarized financial information for interim reporting periods is presented. Entities are required to disclose the methods and significant assumptions used to estimate the fair value of financial instruments and describe changes in methods and significant assumptions, if any, during the period. The standard was effective for interim reporting periods ending after June 15, 2009 and was adopted by the Company in the second quarter of 2009.

In April 2009, the FASB issued an accounting standard now codified within ASC 820, “Fair Value Measurements and Disclosures”, which provides guidance on determining fair value when there is no active market or where the price inputs being used represent distressed sales, The standard reaffirms the objective of fair value measurement, which is to reflect how much an asset would be sold for in an orderly transaction. It also reaffirms the need to use judgment to determine if a formerly active market has become inactive, as well as to determine fair values when markets have become inactive. The standard is effective for interim and annual periods ending after June 15, 2009 and was adopted by the Company in the second quarter of 2009.

In May 2009, the FASB issued an accounting standard now codified within ASC 855, “Subsequent Events”, which sets forth general standards of accounting for and disclosure of events that occur after the balance sheet date but before financial statements are issued or are available to be issued. It requires the disclosure of the date through which an entity has evaluated subsequent events and the basis for that date, that is, whether that date represents the date the financial statements were issued or were available to be issued. The standard was effective for interim or annual periods ending after June 15, 2009 and was adopted by the Company in the second quarter of 2009. In February 2010, the FASB issued Accounting Standards Update No. 2010-09 (ASU 2010-09) “Subsequent Events” (Topic 855): “Amendments to Certain Recognition and Disclosure Requirements”. This ASU amends FASB Codification topic 855. The amendments in ASU 2010-09 removes the requirement in ASC 855-10 for a SEC filer to disclose a date through which subsequent events have been evaluated in both issued and revised financial statements. This ASU was effective upon issuance and the Company adopted this ASU as of December 31, 2009. Except for the removal of disclosure requirements in ASC 855-10, the adoption of this standard did not have a material impact on the Company's consolidated financial statements.

In August 2009, the FASB issued ASU No. 2009-05, “Fair Value Measurements and Disclosures - Measuring Liabilities at Fair Value”. The ASU provides additional guidance for the fair value measurement of liabilities under ASC 820, Fair Value Measurements and Disclosures. The ASU provides clarification that in circumstances in which a quoted price in an active market for the identical liability is not available, a reporting entity is required to measure fair value using certain techniques. The ASU also clarifies that when estimating the fair value of a liability, a reporting entity is not required to include a separate input or adjustment to other inputs relating to the existence of a restriction that prevents the transfer of a liability. It also clarifies that both a quoted price in an active market for the identical liability at the measurement date and the quoted price for the identical liability when traded as an asset in an active market when no adjustments to the quoted price of the asset are required are Level fair value measurements. The Company adopted the ASU in the fourth fiscal quarter of 2009.

The adoption of the pronouncements above did not have a material effect on the Company's financial position or results of operations.

New Accounting Pronouncements not yet effective

In October 2009, the FASB issued ASU 2009-13, Multiple-Deliverable Revenue Arrangements, (amendments to ASC Topic 605, Revenue Recognition) (ASU 2009-13) and ASU 2009-14, “Certain Arrangements that Include Software Elements”, (amendments to ASC Topic 985, Software) (ASU 2009-14). ASU 2009-13 requires entities to allocate revenue in an arrangement using estimated selling prices of the delivered goods and services based on a selling price hierarchy. The amendments eliminate the residual method of revenue allocation and require revenue to be allocated using the relative selling price method. ASU 2009-14 removes tangible products from the scope of software revenue guidance and provides guidance on determining whether software deliverables in an arrangement that includes a tangible product are covered by the scope of the software revenue guidance. ASU 2009-13 and ASU 2009-14 should be applied on a prospective basis for revenue arrangements entered into or materially modified in fiscal years beginning on or after June 15,2010, with early adoption permitted. The Company is currently evaluating the impact of the adoption of these ASUs on its consolidated results of operations or financial condition.

In December 2009, the FASB issued ASU No. 2009-17, “Improvements to Financial Reporting by Enterprises Involved with Variable” Interest Entities, which amends ASC 810, Consolidation to address the elimination of the concept of a qualifying special purpose entity. The standard also replaces the quantitative-based risks and rewards calculation for determining which enterprise has a controlling financial interest in a variable interest entity with an approach focused on identifying which enterprise has the power to direct the activities of a variable interest entity and the obligation to absorb losses of the entity or the right to receive benefits from the entity. This standard also requires continuous reassessments of whether an enterprise is the primary beneficiary of a VIE whereas previous accounting guidance required reconsideration of whether an enterprise was the primary beneficiary of a VIE only when specific events had occurred. The standard provides more timely and useful information about an enterprise's involvement with a variable interest entity and will be effective as of the beginning of interim and annual reporting periods that begin after November 15, 2009, which for the Company would be January 1, 2010. The Company does not expect the adoption of this standard to have a material effect on its consolidated results of operations and financial condition.

In January 2010, the FASB issued ASU No. 2010-6, “Improving Disclosures About Fair Value Measurements”, which provides amendments to ASC 820 Fair Value Measurements and Disclosures, including requiring reporting entities to make more robust disclosures about (1) the different classes of assets and liabilities measured at fair value, (2) the valuation techniques and inputs used, (3) the activity in Level 3 fair value measurements including information on purchases, sales, issuances, and settlements on a gross basis and (4) the transfers between Levels 1, 2, and 3. The standard is effective for annual reporting periods beginning after December 15, 2009, except for Level 3 reconciliation disclosures, which are effective for annual periods beginning after December 15, 2010. The Company does not expect the adoption of this standard to have a material impact on its consolidated financial statements.

The FASB updated ASC Topic 810, Consolidations, and ASC Topic 860, “Transfers and Servicing”, which significantly changed the accounting for transfers of financial assets and the criteria for determining whether to consolidate a variable interest entity (VIE). The update to ASC Topic 860 eliminates the qualifying special purpose entity (QSPE) concept, establishes conditions for reporting a transfer of a portion of a financial asset as a sale, clarifies the financial asset de-recognition criteria, revises how interests retained by the transferor in a sale of financial assets initially are measured, and removes the guaranteed mortgage securitization re-characterization provisions. The update to ASC Topic 810 requires reporting entities to evaluate former QSPEs for consolidation, changes the approach to determining a VIE's primary beneficiary from a mainly quantitative assessment to an exclusively qualitative assessment designed to identify a controlling financial interest, and increases the frequency of required reassessments to determine whether a company is the primary beneficiary of a VIE. The Company adopted the provisions of these staff positions effective January 1, 2010. The adoption of these staff positions could impact future transactions entered into by the Company.

ENCORIUM GROUP, INC
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – CONTINUED

3.	DISCONTINUED OPERATIONS:

On July 16, 2009 the Company sold substantially all of the assets relating to the Company’s U.S. line of business to Pierrel Research USA, Inc., as a result of which the Company no longer has any employees or significant operations in the United States.  The purchase price was $2.6 million comprised of $80 thousand in cash and the assumption of liabilities in the amount of $2.5 million.

In accordance with ASC 360, the operational results and cash flows of the U.S. line of business are presented as discontinued operations. Net Revenues from discontinued operations for the years ended December 31, 2009 and 2008 were $3.9 million and $7.9 million, respectively. Loss from discontinued operations before taxes for the years ended December 31, 2009 and 2008 was $725 thousand and $4.2 million, respectively. The operating results related to the US line of business are included in discontinued operations. Gain on sale of discontinued operations for the year ended December 31, 2009 was $775 thousand and is included in the loss from discontinued operations.

The current and noncurrent assets and liabilities of discontinued operations at December 31, 2009 and 2008 were as follows:

	December 31,
	2009	2008
Investigator advances	$-	$1,076,797
Accounts receivable, net	28,832	1,446,583
Prepaid expenses and other	-	173,671
Prepaid taxes	-	28,290
Costs and estimated earnings in excess of
related billings on uncompleted contracts	-	837,167
Current assets of discontinued operations	$28,832	$3,562,508

Property and Equipment, Net	$-	$881,666
Other assets	-	335,309
Long-term assets of discontinued operations	$-	$1,216,975

Accounts payable	$485,203	$1,194,732
Accrued expenses	58,514	285,440
Obligations under capital leases	-	28,445
Billings in excess of related costs and
estimated earnings on uncompleted contracts	53,368	2,044,686
Customer advances	10,467	2,952,514
Current liabilities of discontinued operations	$607,552	$6,505,817

Obligations under capital leases	$-	$89,278
Other liabilities	-	116,341
Long-term liabilities of discontinued operations	$-	$205,619

4.	PROPERTY & EQUIPMENT:

	December 31,
	2009	2008
Property & equipment consists of the following:
Equipment	$736,362	$677,814
Furniture & fixtures	192,489	170,020
Equipment under capital lease	162,439	142,439
Total Property and Equipment	$1,091,290	$990,273
Accumulated depreciation	(783,738)	(660,010)
Property and equipment, net	$307,552	$330,263

The Company purchased $74 thousand of additional equipment in 2009. There was an increase in net book value of European assets due to foreign exchange rate differences totaling $4 thousand.

ENCORIUM GROUP, INC
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – CONTINUED

5.	INCOME TAXES:

	Year Ended December 31,
	2009	2008
Net loss before taxes:
U.S.	$(2,232,836)	$(5,686,248)
Foreign	(1,681,993)	(15,490,899)

	$(3,914,829)	$(21,177,147)

The components of the income tax provision (benefit) are as follows:

	2009	2008
Current:
Federal	$-	$-
Foreign	31,578	194,463
State	-	-
	$31,578	$194,463

Deferred:
Federal	$-	$-
Foreign	(76,714)	(298,134)
State	-	-

Total company	$(45,136)	$(103,671)

ENCORIUM GROUP, INC
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – CONTINUED

The federal statutory income tax rate is reconciled to the effective income tax rate as follows:

	Year Ended December 31,
	2009	2008
Federal statutory rate	(34.0)%	(34.0)%
Change in valuation allowance	34.0%	34.0%
Other	1.4%	0.5%
	1.4%	0.5%

The components of the net current and long-term deferred tax assets and liabilities, measured under ASC 740, are as follows:

	Year Ended December 31,
	2009	2008
Deferred Tax Asset
Net operating loss carryforwards	$3,953,416	$3,473,321
Depreciation	-	-
Accrual	28,888	36,909
Total deferred tax assets	3,982,304	3,510,230
Valuation allowance	(3,953,416)	(3,473,321)
Net Deferred Tax Asset (included as a component of prepaid expenses and other current assets.)	$28,888	$36,909

Deferred tax liabilities
Amortization of Intangibles	912,160	970,714
Accrual	124,026	104,441
Other	49,355	28,222
	$1,085,541	$1,103,377

Net deferred tax liability	$1,056,653	$1,066,468

A deferred tax liability was recognized related to the acquisition of Encorium Oy for the difference between the assigned value of the intangible assets acquired and the tax basis of the intangible assets acquired. A tax rate of 26% was utilized to establish the deferred tax liability which is the current prevailing corporate income tax rate in Finland.

The valuation allowance has been established due to the uncertainty of realizing the benefits of tax loss carryforwards. The allowance increased $480 thousand during the year ended December 31, 2009 and increased $1.4 million in the year ended December 31, 2008, respectively, due primarily to decreases and increases in the loss carryforwards for 2009 and 2008, respectively.

At December 31, 2009, the Company had federal net operating loss (NOL) carryforwards of approximately $10.8 million, the majority of which will expire, if not utilized, between fiscal 2025 and 2028. The Company had state NOL carryforwards of approximately $15.1 million, the majority of which will expire between 2015 and 2018. As of December 31, 2009, the Company had $509 thousand of foreign net operating loss carryforwards. These net operating loss carryforwards have begun to expire and will continue to expire through 2015.

A portion of the net operating loss carryforwards are subject to certain annual limitations imposed under Section 382 of the Internal Revenue Code of 1986.

Portions of these federal and foreign net operating loss carryforwards may be subject to annual limitations in the future, depending upon future transactions and events of the Company.

ENCORIUM GROUP, INC
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – CONTINUED

Deferred income taxes reflect the net tax effect of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amount used for income tax purposes. Due to the Company’s recent loss history, and uncertainty regarding the realization of deferred tax assets, a full valuation allowance has been provided against deferred tax assets directly related to net loss carryforwards as of December 31, 2008. The utilization of federal net operating loss carryforwards is subject to annual limitations in accordance with Section 382 of the Internal Revenue code. Certain state carryforward net operating losses are also subject to annual limitations. The Company also has certain net operating loss carryforwards in foreign jurisdictions which also have been fully reserved. As of December 31, 2008, the Company believes that there are no significant uncertain tax positions, and no amounts have been recorded as interest and penalties. The Company does not anticipate any events that would require it to record a liability related to any uncertain tax position as prescribed by ASC 740.

The Company files its tax returns as prescribed by the tax laws of the jurisdiction in which it operates. None of the Company’s tax filings in these jurisdictions are currently under audit. The Company’s policy is to recognize interest and penalties in Other Expense.

6.	LINES OF CREDIT:

The Company has two lines of credit for its European operations. The first credit facility amounting to $715 thousand is with Svenska Handelsbanken AB with interest charged at Handlesbanken Avista +0.9%, which at year-end was approximately 1.8%. The second line of credit amounting to $430 thousand is with Okopankki Oyj with interest charged at 1 month euribor +1.0%, which at year end was approximately 3.5%. As of December 31, 2009, $301 thousand was outstanding under these credit facilities. Commitments by the banks generally expire one year from the date of the agreement and are generally renewed. (Amounts were converted based on an exchange rate of 1.00 EUR ~ 1.4332 USD)

The Lines of credit are collateralized by substantially all assets of the Company and a personal guarantee of our Chief Executive Officer in the amount of $143 thousand.

7.	NOTE PAYABLE:

Note payable consists of the following:

	December 31,
	2009	2008
$1,003,239 Promissory Note collateralized by substantially all assests of Encorium Oy and certain assets of related parties payable in semi-annually installments of $167,207 plus interest beginning June 2010.
The Promissory Note bears interest at the six month euribor plus 2.35% (3.34 % at December 31, 2009).	$1,003,239	$-

Less current portion	(334,413)	-

Total notes payable net of current portion	$668,826	$-

The Note is collateralized by certain assets of the Company with an aggregate value of $287 thousand and personal guarantees of a significant shareholder and our Chief Executive Officer with an aggregate value of $544 thousand.

(Amounts were converted based on an exchange rate of 1.00 EUR ~ 1.4332 USD)

8.	EARNINGS (LOSS) PER SHARE:

Earnings (loss) per share is calculated in accordance with ASC 260. Basic earnings (loss) per share is computed by dividing net income (loss) for the period by the weighted average number of common shares outstanding during the period. Diluted earnings (loss) per share is computed by dividing net income (loss) by the weighted average number of common shares plus the dilutive effect of outstanding stock options under the Company’s equity incentive plans. For 2009 and 2008, diluted net loss per common share is the same as basic net loss per share, since the effects of potentially dilutive securities are anitdilutive. Stock options outstanding that are not included in the table below because of their anti-dilutive effect for the year ended December 31, 2009 were 75,417 and for the year ended December 31, 2008 were 119,260. Warrants outstanding that are not included in the table below because of their anti-dilutive effect for the years ended December 31, 2009 and 2008 were 109,266.

ENCORIUM GROUP, INC
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – CONTINUED

The net loss and weighted average common and common equivalent shares outstanding for purposes of calculating net loss per common share were computed as follows:

	Years ended December 31,
	2009	2008

Net Loss	$(3,869,693)	$(21,073,476)

Weighted average number of common shares
outstanding used in computuing basic earnings per share	2,709,904	2,573,671

Weighted average shares used in computing diluted
earnings per share	2,709,904	2,573,671

Basic and diluted loss per share	$(1.43)	$(8.19)

9.	STOCKHOLDERS’ EQUITY:

Treasury Stock

In October 2008 the Company approved a stock repurchase program in an amount of up to $250,000. During the year ended December 31, 2008, the Company purchased 9,907 shares of Common Stock at an average price of $2.87 per share in open market transactions. There were no purchases of Common Stock during 2009.  There were 38,765 common shares in treasury as of December 31, 2009. The shares are valued using the cost method of accounting for treasury stock.

10.	STOCK-BASED COMPENSATION:

Employee Equity Incentive Plans

2006 Equity Incentive Plan

In November 2006, the Board of Directors approved the 2006 Equity Incentive Plan, which was approved by the stockholders in November 2006. Upon adoption, a total of 125,000 shares (as adjusted for the 8:1 reverse split which became effective February 16, 2010)  were available for grant under this plan. The plan provides for the granting of incentive and non-qualified stock options for the purchase of shares of common stock to directors, officers, employees, advisors and consultants, as defined under the provisions of the plan. Options issued under the plan have typically been subject to a 3 year vesting period with a contractual term of 10 years.

2002 Equity Incentive Plan

In March 2002, the Board of Directors approved the 2002 Equity Incentive Plan, which was approved by the shareholders in June 2002. Upon adoption, a total of 125,000 shares (as adjusted for the 8:1 reverse split which became effective February 16, 2010) were available for grant under this plan. The plan provides for the granting of incentive and non-qualified stock options for the purchase of shares of common stock to directors, officers, employees, advisors and consultants, as defined under the provisions of the plan. Options issued under the plan have typically been subject to a 3 year vesting period with a contractual term of 5 years.

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

	Year Ended December 31,
	2009	2008
Risk-free interest rate	2.20% - 2.97%	2.05% - 3.63%
Expected dividend yield	—	—
Expected life	7 years	7 years
Weighted average volatility	84%	68%
Expected volatility	72% - 91%	50% - 71%

Based upon the above assumptions, the weighted average fair value of the stock options granted for the years ended December 31, 2009 and 2008  was $2.24 and $4.64, respectively.

A summary of award activity under the stock option plans as of December 31, 2009 and changes during the two prior years are presented below:

ENCORIUM GROUP, INC
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – CONTINUED

			Weighted
			Average
		Range of	Exercise
	Number of	Exercise Prices	Price per	Intrinsic
	Shares	per Share	Share	Value
Options outstanding at December 31, 2007	136,467	$16.40 - $48.64	$21.12	-
Granted	94,281	1.92 - 15.20	3.20	-
Exercised	-	-	-	-
Canceled	(111,488)	17.36 - 31.36	19.92	-
Options outstanding at December 31, 2008	119,260	$1.92 - $48.64	$18.32
Granted	34,719	1.52 - 3.28	2.88	-
Exercised	-	-	-	-
Canceled	(78,562)	1.52 - 48.64	7.92	-
Options outstanding at December 31, 2009	75,417	$1.92 - $48.64	$5.93

Vested options outstanding at:
December 31, 2009	16,667	$1.92 - $48.64	$12.76	-

Non-vested options outstanding at:
December 31, 2009	58,750	$1.92 - $48.64	$4.00	-

Approximately 20,232 options, net of forfeitures, of the 58,750 non-vested options outstanding as of December 31, 2009 will vest within the next year.

As of December 31, 2009, there was $95 thousand of total unrecognized compensation cost related to unvested share-based compensation awards granted under the stock option plans.  That cost is expected to be recognized over a weighted-average period of 2.2 years.  The Company has a policy of issuing new shares to satisfy share option exercises.

ENCORIUM GROUP, INC
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – CONTINUED

The following table summarizes information regarding stock options outstanding at December 31, 2009:

Options Outstanding
		Weighted	Weighted
		Average	Average
	Number	Remaining	Exercise
Range of	Outstanding at	Contractual	Price
Exercise	December 31,	Life in	per
Prices	2009	Years	Share
$1.51 - $2.00	28,750	8.93	$1.94
2.01 - 2.50	9,375	9.09	2.32
2.51 - 3.00	5,625	8.85	2.88
3.01 - 3.50	21,875	9.87	3.28
12.51 - 13.00	2,500	8.41	12.80
15.01 - 15.50	3,125	8.20	15.20
48.51 - 49.00	4,167	7.07	48.64
	75,417	9.07	$5.93

Options Exercisable
		Weighted	Weighted
	Number of	Average	Average
	Exercisable	Remaining	Exercise
Range of	Options at	Contractual	Price
Exercise	December 31,	Life in	Per
Prices	2009	Years	Share
$1.51 - $2.00	9,584	8.93	$1.94
2.51 - 3.00	1,875	8.85	2.88
12.51 - 13.00	833	8.41	12.80
15.01 - 15.50	1,042	8.20	15.20
48.51 - 49.00	3,333	7.07	48.64
	16,667	8.48	$12.76

As of December 31, 2009, there were 75,417 stock options available for grant under our stock option plans. A summary of stock options expected to vest in the next twelve months, net of forfeitures, are as follows:

Options Expected To Vest
		Weighted	Weighted
	Options	Average	Average
	Expected	Remaining	Exercise
Range of	to Vest	Contractual	Price
Exercise	Net of	Life in	Per
Prices	Fortietures	Years	Share
$1.51 - $2.00	8,147	8.93	$1.94
2.01 - 2.50	3,542	9.09	2.32
2.51 - 3.00	1,594	8.85	2.88
3.01 - 3.50	4,648	9.87	3.28
12.51 - 13.00	708	8.41	12.80
15.01 - 15.50	885	8.20	15.20
48.51 - 49.00	708	7.07	48.64
	20,232	9.05	$4.98

ENCORIUM GROUP, INC
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – CONTINUED

Valuation and Expense Information under ASC 718

Under the Modified Prospective Approach, the amount of compensation expense recognized includes compensation expense for all share-based payments granted prior to, but not yet fully vested as of January 1, 2006, based on the grant date fair value estimated in accordance with ASC 718 and compensation expense for all share-based payments granted subsequent to January 1, 2006, based on the grant date fair value estimated in accordance with ASC 718.  In accordance with ASC 718, the amount of compensation expense recognized shall be reduced by the amount of pre-vested forfeitures the Company expects to occur over the remaining requisite service period.  The Company determined that the appropriate rate of pre-vested forfeitures to be 15% of the total amount of compensation expense to be recognized for those share-based payments granted prior to, but not fully vested as of January 1, 2006 and those granted subsequent to January 1, 2006.  The pre-vested forfeiture rate was determined based on the amount of pre-vested forfeitures experienced by the Company for the past 5 years.

For the years ended December 31, 2009 and 2008, the adoption of ASC 718 resulted in incremental stock-based compensation expense of $301 thousand and $263 thousand, respectively. The adoption of ASC 718 did not have a net impact on cash flows from operating, investing or financing activities. A deduction is not allowed for income tax purposes until the options are exercised. The amount of the income tax deduction will be the difference between the fair value of the Company’s common stock and the exercise price at the date of exercise. The tax effect of the income tax deduction in excess of the financial statement expense will be recorded as an increase in additional paid-in-capital. Accordingly, ASC 718 requires the recognition of a deferred tax asset for the tax effect of the financial statement expense recorded. However, due to our recent loss history, and uncertainty regarding the realization of deferred tax assets, deferred tax assets have been fully reserved as of December 31, 2009. The net operating losses incurred to date by the Company are being carried forward and may be applied against future taxable income subject to certain limitations set forth in Section 382 of the Internal Revenue Code.

11.	EMPLOYEE BENEFIT PLAN:

The Company sponsored a 401(k) retirement savings plan that was available to substantially all its U.S. based full-time employees who elect to participate. Effective August 1, 2006, the Company began providing a discretionary matching contribution equal to 100% on the first 2% of the participant’s compensation (excluding bonus payments). In 2009 and 2008 company matching contributions were $0 and $77 thousand, respectively. Matching contributions were  determined and funded each payroll period. Concurrent with the sale of the U. S. operation, the Company terminated the plan in accordance with the plan provisions.

ENCORIUM GROUP, INC
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – CONTINUED

The Company contributes to state sponsored pension plans for its internationally based employees. The majority of these state sponsored pension plans are defined contribution plans. The amount of pension expense related to these plans as of December 31, 2009 and 2008 were $1.6 million and $1.7 million, respectively.

The Company also maintains a defined benefit plan for certain employees as mandated by foreign state authorities.  Financial information related to this plan as of December 31, 2009 is summarized as follows:

Year Ended December 31,
2009
Change in Benefit obligations:
Benefit obligation at begining of year	$204,565
Service cost	47,540
Interest cost	8,644
Net actuarial (gain)/ loss	(108,045)
Benefits paid	(33,134)
Settlements	(14,406)
Benefit obligation at end or year	$105,164

Accrued pension liability included in long-term liabilities	$(105,164)

Actuarial losses included in accumulated other comprehensive
income	$187,752

As of December 31, 2009 the funded status of the plan was as follows:

Projected benefit obligation	$(105,164)
Fair value of plan assets	-
Excess of benefit obligation over fair value of plan assets	$(105,164)

Pension costs for the plan include the following components:

Service cost benefits earned during the year	$47,540
Interest cost on projected benefit obligation	8,644
Return on assets	(4,322)
Effect of settlement	(40,337)
Net pension cost	$11,525

The weighted average assumptions as of December 31, 2009 are as follows:

Discount rate at the year end	4.50%
Rate of salary increase	5.00%
Rate of inflation	2.00%
Employee turnover	12.00%

The Company expects to make annual benefit payments of approximately $30,000 in future years.

12.	SEGMENT DISCLOSURES:

The Company follows the provisions of ASC 280, “Disclosures About Segments of an Enterprise and Related Information” which establishes standards for reporting business segment information. The Company operates in one segment predominantly in the clinical research industry providing a broad range of clinical research services on a global basis to the pharmaceutical and biotechnology industries.

The following table summarizes the distribution of net revenue and contracts with significant clients:

	Year Ended December 31,
	2009		2008
	Percentage of Revenues	Number of Contracts	Percentage of Revenues	Number of Contracts
Client A	30%	13	13%	8
Client B	10%	4	0%	0
Client C	8%	12	10%	15
Client D	0%	0	12%	1

Top Clients	48%	29	35%	24

ENCORIUM GROUP, INC
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – CONTINUED

13.	CAPITAL AND OPERATING LEASE COMMITMENTS:

In October 2008, we entered into a financing agreement for application software to be used in our European operations. This financing agreement is being accounted for as a capital lease obligation. The present value of the capital lease obligation and the corresponding asset value of the software acquired was $142 thousand. In December of 2009 we entered into a financing agreement for a server back up system.  This financing agreement is being accounted for as a capital lease obligation.  The present value of the capital lease obligation and the corresponding asset value of the system was $20 thousand.

The amount of leased equipment accounted for as a capital lease at December 31, 2009 totaled $162 thousand with associated accumulated amortization of $47 thousand.

Future minimum lease payments on capital lease obligations at December 31, 2009 are as follows:

For the year ending December 31:
2010	$61,597
2011	$47,988
2012	5,371

Total	114,956
Less amount representing interest	(7,905)

Present value of capital lease payments	$107,051

We are committed under a number of non-cancelable operating leases, primarily related to office space and other office equipment. Total lease expense was $1.0 million for the year ended December 31, 2009, and $1.1 million for the year ended December 31, 2008.

Future minimum lease payments on operating lease obligations at December 31, 2009, are as follows:

	Total	2010	2011	2012	2013
Operating leases	$4,194,638	$1,731,471	$1,175,291	$763,078	$524,798

ENCORIUM GROUP, INC
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – CONTINUED

14.	QUARTERLY FINANCIAL DATA (UNAUDITED):

	2009
	For the Quarter Ended
	31-Mar	30-Jun	30-Sep	31-Dec	Total

Net revenue	$4,538,173	$4,483,263	$4,446,606	$4,389,075	$17,857,117
Loss from Continuing Operations	(578,533)	(1,269,249)	(616,713)	(683,851)	(3,148,346)
Net Loss from Continuing Operations	(574,056)	(1,270,255)	(742,215)	(557,901)	(3,144,427)

Net income (loss) from Discontinued Operations	378,836	(674,416)	(258,436)	(171,250)	(725,266)

Net Loss	$(195,220)	$(1,944,671)	$(1,000,651)	$(729,151)	$(3,869,693)

Weighted Average Common and Common Equivalent Shares Outstanding

Basic and diluted	2,565,485	2,565,485	2,565,485	3,138,703	2,709,904

Net Loss per Common Share:
Continuing Operations	$(0.22)	$(0.50)	$(0.29)	$(0.18)	$(1.16)
Discontinued Operations	$0.15	$(0.26)	$(0.10)	$(0.05)	$(0.27)

Net Loss per Common Share - Basic and diluted	$(0.07)	$(0.76)	$(0.39)	$(0.23)	$(1.43)

	2008
	For the Quarter Ended
	31-Mar	30-Jun	30-Sep	31-Dec	Total

Net revenue	$5,402,479	$5,917,591	$5,396,894	$5,581,974	$22,298,938
Loss from Continuing Operations	(1,102,469)	(665,443)	(2,418,279)	(12,832,955)	(17,019,146)
Net Loss from Continuing Operations	(1,111,817)	(719,221)	(2,425,710)	(12,648,874)	(16,905,622)

Net Loss from Discontinued Operations	(895,564)	(726,230)	(1,455,642)	(1,090,418)	(4,167,854)

Net Loss	$(2,007,380)	$(1,445,451)	$(3,881,352)	$(13,739,293)	$(21,073,476)

Weighted Average Common and Common Equivalent Shares Outstanding

Basic and diluted	2,573,671	2,573,671	2,573,671	2,573,671	2,573,671

Net Loss per Common Share:
Continuing Operations	$(0.43)	$(0.28)	$(0.94)	$(4.92)	$(6.57)
Discontinued Operations	$(0.35)	$(0.28)	$(0.57)	$(0.42)	$(1.62)

Net Loss per Common Share - Basic and diluted	$(0.78)	$(0.56)	$(1.51)	$(5.33)	$(8.19)

15.	COMMITMENTS AND CONTINGENCIES:

In 2006, we entered into an employment agreement with one of our officers that calls for specified minimum annual compensation of $275,000 per year over a three-year period and includes provisions for continuation of salary upon termination as defined in the agreement. This agreement expired on November 1, 2009. In November 2007, we entered into an employment agreement with another officer that calls for specific minimum annual compensation of $275,000 per year, and included a provision for continuation of salary as defined in that agreement. That agreement was terminated in connection with the sale of the Company’s U.S. line of business. In December 2008, we entered into an employment agreement with another one of our officers that called for specified minimum annual compensation of $316,000 per year over a three-year period and included provisions for continuation of salary upon termination as defined in the agreement. That agreement was terminated in connection with the sale of the Company’s U.S. line of business.

The contract research organization industry is subject to legislation and regulations that are revised or amended on an on-going basis. The impact of complying with such legislation and regulations could materially affect our business.

The Company is obligated under outsourcing agreements related to certain aspects of its support functions approximating $105,000,  Actual amounts paid under these outsourcing agreements could be higher or lower than the amounts shown below as a result of changes in volume and other variables.

ENCORIUM GROUP, INC
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – CONTINUED

16.	GOODWILL AND OTHER INTANGIBLES

The Company followed the provisions of ASC 805. The amount of Goodwill that resulted from the Encorium Oy acquisition, including deferred taxes of $1,697,724, was $15,388,299. In accordance with ASC 805  the amount of goodwill resulting from the Encorium Oy acquisition was determined as the excess of cost over the fair values of acquired net assets. Goodwill is carried at cost and is not amortized. We test goodwill for impairment on an annual basis as November 1st of each fiscal year, relying on a number of factors including operating results, business plans and anticipated future cash flows. Company management uses its judgment in assessing whether goodwill has become impaired between annual impairment tests.   Recoverability of goodwill is evaluated using a two-step process. The first step involves a comparison of the fair value of a reporting unit with its carrying value. If the carrying amount of the reporting unit exceeds its fair value, then the second step of the process involves a comparison of the implied fair value and carrying value of the goodwill of that reporting unit. If the carrying value of the goodwill of a reporting unit exceeds the fair value of that goodwill, an impairment loss is recognized in an amount equal to the excess. Definite-lived intangibles are amortized on a straight-line basis over their useful lives.  We review our other intangible assets for impairment whenever events or changes in circumstances indicate that the carrying amount of the assets may not be recoverable. Impairment charges to earnings for the years ended December 31, 2009 and 2008 were $0 and $14.4 million, respectively.

ENCORIUM GROUP, INC
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – CONTINUED

The Company also acquired $6.5 million of unidentifiable intangible assets in connection with the Encorium Oy acquisition. Of the $6.5 million of acquired intangible assets, $3.9 million was attributed to customer relationships, $2.6 million was attributable to backlog and $53 thousand was attributable to a non-compete agreement. All of these intangibles are subject to amortization on a straight-line basis. The estimated useful lives for customer relationships, backlog and non-compete agreement are 16 years, 18 months and 4 years, respectively. Amortization expense for the years ended December 31, 2009 and 2008 was $279 thousand and $1.1 million, respectively. As of December 31, 2009, estimated amortization of intangibles for the five fiscal years subsequent to December 31, 2009 is as follows:

2010	$284,938
2011	272,398
2012	272,398
2013	272,398
2014	272,398

The following table summarizes the changes in the Company’s goodwill for the years ended December 31,  2008 and 2009:

Goodwill at December 31, 2007	$15,388,299

Impairment of goodwill	(14,391,992)

Translation adjustment	$369,962

Goodwill at December 31, 2008	1,366,269

Translation adjustment	22,776

Goodwill at December 31, 2009	$1,389,045

17.	COMMON STOCK AND WARRANTS

In May 2007, the Company sold 218,532 shares of its common stock, $0.001 par value in a private placement (the “Offering”) at a price of $22.88 per share and warrants to purchase an aggregate of 109,266 shares of the Company’s common stock, $0.001 par value, at an exercise price of $4.12 per share for a period of five years commencing six months from the date of issuance to certain investors (“the Investors”). The Offering resulted in aggregate gross proceeds to the Company of $5 million before deducting commissions, fees and expenses. The net proceeds of the transaction are expected to be used to fund organic expansion and, as opportunities arise, for complementary acquisitions, as well as for general corporate purposes and working capital.

In October 2009 the Company entered into Warrant Exchange Agreements (the “Exchange Agreements”) with the Investors pursuant to which the Company issued to the Investors (i) an aggregate of 233,000 shares of Common Stock (collectively, the “Exchange Shares”); and (ii) warrants to purchase an aggregate of 109,266 shares of Common Stock, exercisable for a period of five years, at an exercise price of $3.20 per share (collectively, the “Exchange Warrants“). The Exchange Shares and Exchange Warrants were issued in exchange for warrants issued to the Investors in the Offering. Except as described above, the terms of the Exchange Warrants, including anti-dilution adjustments, are substantially similar to those of the Original Warrants. The Company has obtained stockholder approval for the issuance of stock upon exercise of the Exchange Warrants at it’s annual meeting on January 8, 2010.

The fair value of the warrants was determined by using the Black-Scholes pricing model as of the issuance date as noted in the following table.

Risk-free interest rate	2.84%
Expected dividend yield	-
Expected life	5 years
Expected volatility	103%

Based on the above assumptions, the fair value of the warrants as of the issuance date was $299 thousand and has been recorded as a component of stockholders equity.

In October 2009, the Company sold 492,188 shares of its common stock, $0.001 par value in a private placement (the 2009 Offering) at a price of $3.20 per share to an individual investor.  The 2009 Offering resulted in aggregate proceeds of $1,575,000 to be used for general corporate purposes and working capital.

In December 2009, the Company issued a Note to Finnvera plc in the amount of $1,003,239 (see Note 7).  In connection with this Note, the investor in the 2009 Offering and the Company’s Chief Executive Officer (the “Guarantors”) issued personal guarantees as collateral with an aggregate value of $687 thousand.  In consideration for the personal guarantees, the Company issued 97,500 shares of its common stock, par value $0.001 on a pro-rata basis to the Guarantors.  The value of the shares has been recorded as deferred debt issuance costs and will be amortized over the life of the Note.  As of December 31, 2009 the total deferred debt issuance costs were $226 thousand.

ENCORIUM GROUP, INC

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

ENCORIUM GROUP, INC.

Dated: April 19, 2010

By:	/s/ Dr. Kai Lindevall, M.D., Ph.D
Dr. Kai Lindevall, M.D., Ph.D. Chief Executive Officer (Principal Executive Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Dated: April 19, 2010

By:	/s/ Dr. Kai Lindevall, M.D., Ph.D
Dr. Kai Lindevall, M.D., Ph.D. Chief Executive Officer (Principal Executive Officer)

Dated: April 19, 2010

By:	/s/ Philip L. Calamia
Philip L. Calamia Interim Chief Financial Officer (Principal Accounting Officer)

Dated: April 19, 2010

By:	/s/ Dr. Kai Lindevall, M.D., Ph.D
Dr. Kai Lindevall, M.D., Ph.D. Chief Executive Officer (Principal Executive Officer)

Dated: April 19, 2010

By:	/s/ David Morra
David Morra Director

Dated: April 19, 2010

By	/s/ Petri Manninen
Petri Manninen Director

Dated: April 19, 2010

By:	/s/ Sari Laitinen
Sari Laitinen Director

Dated: April 19, 2010

By:	/s/ Shahab Fatheazam
Shahab Fatheazam Director

ENCORIUM GROUP, INC

EXHIBIT INDEX

Exhibit	Description
10.26	Loan Agreement between Finnvera and Encorium Oy dated December 16, 2009.

21	Subsidiaries of the Registrant.

23.1	Consent of Asher & Company, LTD.

23.2	Consent of Deloitte & Touche LLP.

31.1	Certification of Chief Executive Officer required by Rule 13a-14(a) or Rule 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer required by Rule 13a-14(a) or Rule 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification pursuant to 18 U.S.C. § 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification pursuant to 18 U.S.C. § 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.