Form 10-K/A
period 2009-12-31
ENCORIUM GROUP INC
filed 2010-04-30
CIK 856569

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

DOCUMENTS INCORPORATED BY REFERENCE

None

EXPLANATORY NOTE

This Amendment No. 1 on Form 10-K/A (this “Amendment No. 1”) amends our annual report on Form 10-K for the year ended December 31, 2009 (our “2009 10-K”), originally filed with the Securities and Exchange Commission on April 19, 2009. This Amendment No.1 is being filed to include within the Registrant's Form 10-K certain information which was originally to be incorporated by reference from the Registrant's definitive proxy statement. As the Registrant's definitive proxy statement will not be filed with the Securities and Exchange Commission on or prior to April 30, 2010, the Registrant is amending its Form 10-K to include this information.

Except as otherwise specifically indicated herein, this Amendment No. 1 does not reflect events occurring after the April 19, 2009 filing of our 2009 10-K and does not modify or update the disclosures set forth in our 2009 10-K, including the financial statements and notes to financial statements set forth in our 2009 10-K.  We direct you to our filings with the Securities and Exchange Commission made subsequent to April 19, 2009 for additional information on events subsequent to April 19, 2009.

PART III

ITEM 10.	DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Executive Officers

Executive officers serve at the discretion of the Board of Directors and serve until their successors have been duly elected and qualified or until their earlier resignation or removal. The executive officers of the Company are:

Name	Age	Position(s) Held With Company
Kai Lindevall, M.D., Ph.D.	58	Chief Executive Officer
Philip L. Calamia	47	Interim Chief Financial Officer
Eeva-Kaarina Koskelo	53	Vice President, Clinical Operations, Europe and Asia

•
Kai Lindevall, M.D., Ph.D. has been Chief Executive Officer of the Company since January 8, 2010.  From September 2008 until January 8, 2010, Dr. Lindevall served as President of European and Asian Operations of the Company.  From February 2008 to September 2008 Dr. Lindevall served as Chief Executive Officer and prior to that served as President, European and Asian operations of the Company from the Company’s acquisition of Encorium Oy (formerly Remedium Oy) on November 1, 2006.  Dr. Lindevall is the co-founder of Encorium Oy and, since 2002, Dr. Lindevall has served as President and Chief Executive Officer of Encorium Oy. He has also been Medical Director of Encorium Oy since its inception. Since October 2004, Dr. Lindevall has also served as Chairman of the Board of Encorium Oy. Dr. Lindevall previously served as Managing Director of Encorium Oy from its inception to 2002. Dr. Lindevall is also Co-Founder of Ipsat Therapies Oy/Ltd., a Finnish biotechnology company developing its proprietary IPSATTM (“Intestinal Protection System in Antibiotic Treatment”) family of products for the prevention of hospital infections and antibiotic resistance. From October 2002 until February 2005, Dr. Lindevall served as Chairman of the Board of Ipsat Therapies and from March 2005 until March 2006 served as member of its board of directors. Dr. Lindevall has a Ph.D. in Pharmacology and an M.D. from the University of Tampere in Finland.

•
Philip L. Calamia has served as Interim Chief Financial Officer of the Company since May, 2008.  Mr. Calamia has been a principal in the consultancy firm CFO Navigator since December, 2009.  From May, 2003 until December, 2009, Mr. Calamia was a partner of the consultancy firm Candor Partners (formerly known as PVG Corporation).  Prior to joining Candor, from May 2003 to September 2005, Mr. Calamia served as Chief Financial Officer of Management Recruiters, International, Inc., a global leader in the staffing solutions business, and a subsidiary of CDI Corp., a NYSE company.  From September 2002 to May 2003, Mr. Calamia was the Chief Financial Officer for Maxwell Systems, the leading provider in back office software for the construction and trade industry. Previously, Mr. Calamia also served in a number of financial management roles for US Interactive, a publicly traded professional services firm specializing in software and Internet based solutions. Mr. Calamia holds a Bachelor of Arts in Economics from East Stroudsburg University and is a Certified Public Accountant licensed in Pennsylvania (inactive status).

•
Dr.Eeva-Kaarina Koskelo has served as Vice President, Clinical Operations, Europe and Asia of Encorium Oy since joining Encorium Oy in August 2008. Dr. Koskelo has over 20 years of experience in related clinical research in academic, biotechnology and pharmaceutical fields with a rich multicultural background with residencies held in Finland, U.S. and South Africa. Prior to joining Encorium Oy from 1997 to 2008 Dr. Koskelo worked at Quintiles, most recently in the position of Director, Project Management. Dr. Koskelo received her Ph.D. and M.S. in Nutrition from the University of Helsinki, and her Executive MBA from the School of Economics in Helsinki, Helsinki, Finland in 1991.

Directors

The Board of Directors has determined that each of Messrs. Fatheazam and Morra and Ms. Laitinen are independent as defined by the Nasdaq listing standards and SEC rules and regulations.

Name	Age	Director Since	Principal Occupation
Kai Lindevall, M.D., Ph.D.	58	2006	Chief Executive Officer
Shahab Fatheazam	58	2008	Managing Director and head of the U.S. healthcare practice of Lincoln Financial
Sari Laitinen	43	2009	Founder and owner of Sari Laitinen, US Legal Counsel, a US legal services firm established in 2006 in Espoo, Finland
Petri Manninen	40	2006	Owner of Lakiasiaintoimisto Lakituki Oy, a legal services firm in Finland
David Morra	54	2008	Managing Director of Union Partners, LLC

•	Kai Lindevall, M.D., Ph.D. Dr. Lindevall’s biographical information appears above under the caption “Executive Officers.”
•
Shahab Fatheazam has served as a director of the Company since November 2008 and was appointed Chairman of the Board in November 2009.  Since January 2010 Mr. Fatheazam has served as Managing Director and Head of Healthcare Practice of Lincoln International LLC,a leading international investment banking advisory firm.  Prior to January 2010, Mr. Fatheazam served as Managing Director and head of the U.S. healthcare practice of GCA Savvian.  Mr. Fatheazam joined GCA Savvian in 2004 from Vector Securities, a premier healthcare specialty firm, where he was a partner. Prior to helping to form Vector Securities, he was co-head of Paine Webber’s Lifescience Division.  He began his career on Wall Street with Kidder, Peabody & Co, where, in 1980, he became a partner and senior executive in Kidder’s international corporate finance unit. Mr. Fatheazam holds a BA and MA from Cambridge University in England and an MBA from Columbia University. Mr. Fatheazam sits on the boards of two non-public biotechnology companies and is a Trustee at Chicago University’s Harris School. He is a member of the Economics Club in Chicago.

•
Sari Laitinen has served as a director of the Company since November 7, 2009. Ms. Laitinen is the founder and owner of Sari Laitinen, US Legal Counsel, a US legal services firm established in 2006 in Espoo, Finland. Prior to 2006, Ms. Laitinen served as Director, US Capital Markets, with Ernst & Young Oy based in Helsinki, Finland. From 1999 until 2004 Ms. Laitinen was an attorney at the Corporate Finance and Securities Practice Group of Robins, Kaplan, Miller & Ciresi L.L.P. where she was elected partner in 2002. Ms. Laitinen was also previously an attorney with Lindquist & Vennum LLP in Minneapolis, MN and King & Spalding in Atlanta, GA. Ms. Laitinen serves on the Board of Directors of Oy Free Drop Innovations Ltd, a privately owned golf technology company in Espoo, Finland.  Ms. Laitinen received her B.A. and Juris Doctor degrees from Hamline University, St. Paul, MN and is licensed to practice law in two US states.  She has also written a book on legal risk management in the USA.

•
Petri Manninen, LL.M. has been a director of the Company since the Company’s acquisition of Encorium Oy (formerly Remedium Oy) on November 1, 2006.  Mr. Manninen has 7 years of experience from CRO industry by serving as a director of the Board of Encorium Oy and its subsidiaries.  Mr. Manninen has served as a lawyer with Lakiasiaintoimisto Lakituki Oy, a Finnish based law firm, since December 1999.  Since December 1994, Mr. Manninen has also served as the secretary, treasurer and executive of Paavo Nurmi Foundation, a non-profit organization supporting research in the field of cardiovascular diseases.  Mr. Manninen has 12 years of experience in the practice of law and tax consulting.  He has published several books and articles in Finnish and foreign law reviews.  Mr. Manninen has a Master of Laws Degree from the University of Helsinki and an LL.M. in European Community Law from the University of Leiden in The Netherlands.

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

We believe that our board of directors represents a desirable mix of backgrounds, skills, and experiences. Below are some of the specific experiences, qualifications, attributes or skills in addition to the biographical information provided above that led to the conclusion that each person should serve as one of our directors in light of our business and structure:

Dr. Kai Lindevall is the founder of Encorium Oy and Chief Executive Officer of the Company.  Dr. Lindevall has over 30 years of experience in the pharmaceutical industry and has a deep understanding of all aspects of our business.

Shahab Fatheazam is Chairman of the Board.  Mr. Fatheazam has substantial experience with advising on the strategic development of healthcare related companies through his substantial experience as an investment banker focusing on the healthcare industry. In addition he has sufficient financial background to qualify as our audit committee financial expert.

Ms. Laitinen has global broad-based business and legal experience having counseled dozens of Nasdaq and NYSE listed US companies, companies listed on the Finnish stock exchange, as well as US and Finnish privately owned technology and industrial companies. She has significant corporate governance experience having served as a business lawyer for over 10 years.

Mr. Manninen has a deep understanding of the CRO industry and our business having served on the Board of Directors of Encorium Oy and its subsidiaries for seven years and on the Board of Directors of the Company since 2006.   He also has significant global business and legal experience and an extensive educational background.

Mr. Morra has over 30 years experience in the pharmaceutical industry. Mr. Morra brings his previous experience as a senior executive of another clinical research organization and has a deep understanding of all aspects of our business. He also has significant corporate governance experience having previously served as an executive of a fortune 500 company.

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

The current members of the Audit Committee are Shahab Fatheazam (Chairman), Sari Laitinen, and David Morra.  The Board had determined that Mr. Fatheazam is an “audit committee financial expert” as defined in applicable rules of the SEC under the Sarbanes-Oxley Act of 2002.

The Board of Directors has determined that each current member of the Audit Committee is “independent” as defined in the Securities Exchange Act of 1934, as amended, and applicable rules of The Nasdaq Stock Market and the SEC rules and regulations. The Audit Committee met 4 (four) times in 2009.

Section 16(a) Beneficial Ownership Reporting Compliance

Section 16(a) of the Securities Exchange Act of 1934 requires the Company’s executive officers and directors to file initial reports of ownership and reports of change of ownership with the SEC. Executive officers and directors are required by SEC regulations to furnish the Company with copies of all Section 16(a) forms they file. Based solely upon a review of copies of reports furnished to the Company during the fiscal year ended December 31, 2009, all executive officers and directors were in compliance.

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

ITEM 11.        EXECUTIVE COMPENSATION

Summary Compensation Table

Name and Principal Position	Year	Salary		Bonus	Option Awards		All Other Compensation		Total
Dr. David Ginsberg (1)	2009	$161,343		—	$—		$211,500	(2)(3)	$372,843
Chief Executive Officer	2008	$151,744	(4)	—	$303,750	(5)(1)	—	(3)	$455,494

Dr. Kai Lindevall,	2009	$336,355	(6)	—	—		$36,270	(3)(7)	372,625
Chief Executive Officer	2008	$349,953	(6)	—	—		$49,722	(3)(7)	$399,675

Philip L. Calamia	2009	$406,500		—	$—		—	(4)	$406,500
Interim Chief Financial Officer	2008	$311,750		—	$8,500	(5)	—	(4)	$320,250

Dr. Eeva-Kaarina Koskelo (8)	2009	$142,197	(9)	—	$—		$13,247	(3)(9)	$155,444
Vice President, Clinical Operations	2008	$78,992	(9)	—	$2,445	(5)	5,102	(3)(9)	86,539

(1)
Dr. Ginsberg’s employment with the Company was terminated in connection with the sale of the Company’s U.S. line of business on July 16, 2009.  In connection with the termination of Dr. Ginsberg’s employment on July 16, 2009, all options held by Dr. Ginsberg remained unexercised and forfeited as of October 16, 2009.

(2)
Includes $211,500 paid in connection with the termination of Dr. Ginsberg’s employment with the Company pursuant to the Separation and Mutual Release between Dr. Ginsberg and the Company dated July 16, 2009.

(3)	Does not include perquisites and other personal benefits which involved an aggregate incremental cost to the Company during 2009 and 2008, as applicable, of less than $10,000.
(4)
Dr. Ginsberg served as a consultant to the Company from November 12, 2007 until June 30, 2008. Dr. Ginsberg became the President and Chief Executive of the Company on September 9, 2008. $53,300 of the amount paid in 2008 was for services as a consultant during 2008.

(5)
Pursuant to newly effective requirements of the Securities and Exchange Commission, the amounts set forth represent the aggregate grant date fair value of the option awards, computed in accordance with FASB ASC Topic 718, rather than the expense recognized pursuant to SFAS 123 (R). The value of prior year grants has been restated to conform to the newly required presentation.

(6)	Payable in Euros. The payments have been translated into U.S. dollars at the average exchange rate for 2009 of 1.00 EUR ~ 1.39 USD and for 2008 of 1.00 EUR ~ 1.47 USD.
(7)
Includes $24,620 and $25,235 which represents automobile lease payments for 2009 and 2008, respectively reimbursed to Dr. Lindevall by the Company. The lease payments were payable in Euros and have been translated into U.S. dollars at the average exchange rate for 2009 of 1.00 EUR  ~  1.39 USD and for 2008 of 1.00 EUR ~ 1.47 USD.

(8)	Dr. Koskelo’s employment with the Company commenced on August 16, 2008.
(9)
Represents automobile lease payments reimbursed to Ms. Koskelo by the Company.  The lease payments were payable in Euros and have been translated into U.S. dollars at the average exchange rate for 2009 of 1.00 EUR  ~  1.39  USD and for 2008 of 1.00 EUR ~ 1.47 USD.

Employment Agreements

2010 Employment Agreement with Dr. Lindevall

On January 8, 2010 the Board of Directors of the Company, upon recommendation from the Compensation Committee of the Board of Directors, approved the execution by the Company of an Employment Agreement with Dr. Kai Lindevall (the "2010 Lindevall Employment Agreement").   Pursuant to the 2010 Lindevall Employment Agreement, Dr. Lindevall will serve as Chief Executive Officer of the Company and its wholly-owned Finnish subsidiary, Encorium Oy, for a term of 18 months and will receive an initial base salary at an annual rate of EURO 196,000.  The Board of Directors may adjust the salary after consultation with Dr. Lindevall following the completion of the audit for each fiscal year.

In addition, for fiscal year 2010, Dr. Lindevall will be eligible to receive a bonus upon the achievement of specified corporate financial performance goals, as follows: For 2010 EBITDA of 500,000, no bonus; for 2010 EBITDA of 750,000, a bonus of EURO 18,000; for EBITDA of 1,000,000, EURO 36,000; for 2010 EBITDA of 1,250,000, a bonus of EURO 54,000; for 2010 EBITDA of 1,500,000, a bonus of EURO 72,000; for 2010 EBITDA 1,550,000, a bonus of EURO 75,600; and for 2010 EBITDA 1,550,000, a bonus of EURO 75,600. The maximum bonus payable is EURO 75,600. Bonus accrual commences for amounts exceeding 2010 EBITDA of EURO 500,000. Accrual is linear and pro-rated for EBITDA amounts in-between the amounts. The 2010 EBITDA is to be strictly based on audited financial results as required to be reported to stockholders in its annual filing with the Securities and Exchange Commission.

For subsequent fiscal years, the Board of Directors of the Company shall determine the bonus, if any, to be paid to Dr. Lindevall and the performance objectives pertaining thereto.

Pursuant to the 2010 Lindevall Employment Agreement, in the event of the termination of Dr. Lindevall's employment by the Company without Cause (as defined in the 2010 Lindevall Employment Agreement) or by Dr. Lindevall for Good Reason (as defined in the 2010 Lindevall Employment Agreement) Dr. Lindevall will be entitled to (i) the payment of any earned but unpaid base salary and benefits through the date of such termination; (ii) the payment of any accrued but unpaid bonus payable under the agreement with respect to a fiscal year of the Company ending prior to such termination; (iii) monthly severance payments equal to one-twelfth of his base salary as of the date of such termination continuing until the lesser of nine months or the time period remaining on the 18-month term; and (iv) vesting of all of Dr. Lindevall's stock options, to the extent not already vested.

If Dr. Lindevall's employment with the Company is terminated during the term for Cause (as defined in the 2010 Lindevall Employment Agreement) or as a result of his death or disability, then the Company's obligation to Dr. Lindevall will be limited solely to the payment of (i) all accrued but unpaid base salary and benefits through the date of such termination, and (ii) the payment of any earned but unpaid bonus payable under the agreement with respect to a fiscal year of the Company ending prior to such termination.

The 2010 Lindevall Employment Agreement contains certain restrictive covenants that prohibit Dr. Lindevall from disclosing information that is confidential to the Company and will generally prohibit him, during the term of the 2010 Lindevall Employment Agreement and for one year thereafter, from: (i) engaging or participating in any Competing Business (as defined in the Employment Agreement); (ii) becoming interested in (as owner, stockholder, lender, partner, co-venturer, director, officer, employee, agent or consultant) any person, firm, corporation, association or other entity engaged in any Competing Business; (iii) soliciting or calling on any customer with whom the Company shall have dealt or any prospective customer that the Company shall have identified and solicited at any time during Dr. Lindevall's employment by the Company; (iv) influencing or attempting to influence any supplier, customer or potential customer of the Company to terminate or modify any written or oral agreement or course of dealing with the Company; and (v) soliciting or hiring the employees, consultants, agents or distributors of the Company.

2006 Employment Agreement with Dr. Lindevall

Dr. Lindevall’s salary for 2008 and 2009 was paid pursuant to an Employment Agreement between the Company and Dr. Lindevall dated November 1, 2006 (the “2006 Lindevall Employment Agreement”).   The 2006 Employment Agreement terminated on November 1, 2006.  Under the terms of the 2006 Lindevall Employment Agreement, Dr. Lindevall was to serve as Encorium’s and Encorium Oy’s President, European and Asian Operations, for a term of three years. Pursuant to the 2006 Lindevall Employment Agreement, Dr. Lindevall was to  receive an initial base salary at an annual rate of $275,000; provided, however, that the annual rate of base salary for each 12-month period beginning on or after the first anniversary of the 2006 Lindevall Employment Agreement was to increase, from the annual rate of base salary in effect for the immediately preceding twelve month period, by an amount equal to the annual percentage increase in the CPI (as defined in the 2006 Lindevall Employment Agreement) for the immediately preceding calendar year.  In addition, Dr. Lindevall was (i) eligible to receive an annual bonus, not to exceed $200,000 per annum, upon the achievement of corporate financial goals related to the European and Asian operating results of the Company, as specified in the 2006 Lindevall Employment Agreement, before interest and taxes, (ii) entitled to participate in any benefit plans or arrangements sponsored or maintained by the Company, subject to the terms and conditions of such plans, arrangements and mandatory Finnish law, and (iii) entitled to equity-based compensation as determined in the sole discretion of Encorium’s Board of Directors.

Employment and Severance Agreement with Dr. Ginsberg

On December 3, 2008 Encorium Group, Inc. entered into an employment agreement with Dr. David Ginsberg (the “Ginsberg Employment Agreement”). Under the terms of the Ginsberg Employment Agreement, Dr. Ginsberg was to serve as Encorium’s Chief Executive Officer for a term of three years. Pursuant to the Ginsberg Employment Agreement, Dr. Ginsberg was to receive an initial base salary at an annual rate of $316,000. In addition, Dr. Ginsberg was (i) entitled to participate in any benefit plans or arrangements sponsored or maintained by Encorium, subject to the terms and conditions of such plans, and (ii) entitled to bonus and equity-based compensation, as determined in the sole discretion of Encorium’s Board of Directors. The Ginsberg Employment Agreement was terminated in connection with the sale of the Company’s U.S. line of business in July 16, 2009.

In addition, on December 3, 2008, the Company entered into a severance agreement with Dr. Ginsberg (the “Ginsberg Severance Agreement”) applicable in the event Dr. Ginsberg’s employment with Encorium was terminated in connection with a change of control as set forth in the Ginsberg Severance Agreement. The Ginsberg Severance Agreement provided, generally, that in the event Dr. Ginsberg’s employment with Encorium was terminated in connection with a change of control (as defined in the Ginsberg Severance Agreement), Dr. Ginsberg would be entitled to (i) an amount equal to between 18 months and 24 months base salary, depending on the date of such termination as set forth in the severance agreement, (ii) the continuation of all benefits pursuant to any and all welfare plans under which he or his family was eligible to receive benefits or coverage during the period which severance payments are made pursuant to section (i), above, (iii) reasonable Encorium paid outplacement assistance for a period of up to twelve months or for a longer period as agreed to by Encorium, and (iv) the immediate vesting and exercisability of all stock options or other equity incentives grated to Dr. Ginsberg that were not otherwise vested or exercisable. The Severance Agreement was terminated in connection with the sale of the Company’s U.S. line of business on July 16, 2009.

Separation and Mutual Release with Dr. Ginsberg

In connection with the sale of the Company’s U.S. line of business on July 16, 2009 the Company entered into a Separation and Mutual Release Agreement with Dr. Ginsberg pursuant to which, in connection with Dr. Ginsberg's resignation, and in settlement of any amounts that may otherwise be due pursuant to the Ginsberg Employment Agreement and/or the Ginsberg Severance Agreement, the Company agreed to pay Dr. Ginsberg $250,000, payable in installments (the “Separation Agreement”). The Separation Agreement was subsequently amended on January 13, 2010 reducing the amount payable thereunder to $211,500. The revised severance amount was paid in full as of January 13, 2010.

Services Agreements with Candor Partner and Philip L. Calamia

In connection with the appointment of Philip L. Calamia as the Company’s Interim Chief Financial Officer, on May 8, 2008 the Company entered into a Services Agreement with Candor Partners (formerly known as the Penn Valley Management Group, LLC), of which Mr. Calamia was a principal (the “Services Agreement”).  Pursuant to the Services Agreement, the Company was to pay compensation of $2,500 per day for Mr. Calamia’s services.  On January 8, 2010 the Company entered into an amended Services Agreement with Mr. Calamia pursuant to which Mr. Calamia is to provide services to the Company from January 1, 2010 through December 31, 2010 for aggregate fees of $93,000.

Employment Agreement with Dr. Eeva-Kaarina Koskelo

On June 9, 2008 the Company entered into an Employment Agreement pursuant to which Dr. Eeva-Kaarina Koskelo is to serve as Vice President, Clinical Operations of Encorium Oy (the “Koskelo Employment Agreement”).  Pursuant to the Koskelo Employment Agreement, Dr. Koskelo's compensation is comprised of a salary, mobile phone and company leasing car. Dr. Koskelo is entitled to a base salary of EURO 8000 per month and received a sign-on bonus of EURO 16,000.

Equity Incentive Plans

Our 2002 Equity Incentive Plan, which we refer to as the 2002 Plan, provides for accelerated vesting of options and restricted stock awarded to employees, including the NEOs, if there is a change of control in which the plan is not continued by a successor corporation or substantially equivalent options or restricted shares, as the case may be, in a successor corporation are not provided to participants. In addition, the 2002 Plan provides for accelerated vesting with respect to options or restricted shares held by a participant who is an employee of the Company or who is providing service to the Company in the event there is a change of control if the participant is not offered substantially equivalent employment or service with the successor corporation or the participant’s employment or service with the successor corporation is terminated during the six month period following the change of control. Under our 2006 Stock Incentive Plan (which we refer to as the 2006 Plan), the Board of Directors, in its sole discretion, may cause all previously unvested options and/or restricted stock awards to become vested and/or exercisable or unrestricted, as the case may be, upon a change of control.

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

Option Repricing

On November 4, 2008, the Compensation Committee and the Board of Directors of the Company acted to reprice 250,000 stock options previously granted to Dr. Ginsberg to have an exercise price equal to the closing price of the Company’s common stock on November 4, 2008, which was $.36 per share. The 250,000 stock options were originally granted to Dr. Ginsberg on September 8, 2008 in connection with his appointment as President and Chief Executive Officer of the Company and had an exercise price of $1.70 per share, which price reflected the then current market price of the Company’s stock on the date of grant. As a result of Dr. Ginsberg’s resignation in connection with the sale of the Company’s U.S. line of business on July 16, 2009, all stock options of the Company held by Dr. Ginsberg expired on November 16, 2009.

Outstanding Equity Awards at Fiscal Year-End

Name	Number of Securities Underlying Unexercised Options(#) Exercisable		Number of Securities Underlying Unexercised Options(#) Unexercisable		Option Exercise Price ($)		Option Expiration Date
David Ginsberg, D.O.	—	(1)	—		—	(1)	—
Chief Executive Officer

Kai Lindevall, M.D. Ph.D.	—	(1)	—		—	(1)	—
Executive Chairman and President, Europe and Asia

Philip L. Calamia	6,250	(2)	___		2.00		12/05/2018
Interim Chief Financial Officer

Dr. Eeva-Karrina Koskelo	625		1250	(3)	1.92		12/03/2018

(1)	Dr. Ginsberg’s employment with the Company was terminated effective July 16, 2009. No options remained outstanding at year-end.
(2)	These options are held by Candor Partners (formerly known as PVG Corporation), of which Mr. Calamia was a principal at the time of grant.
(3)	625 options are exercisable on each of December 3, 2010 and December 3, 2011.

Director Compensation

On January 8, 2010 the Board of Directors of the Company, upon recommendation from the Compensation Committee of the Board of Directors, approved the annual compensation to be paid to members of the Board of Directors effective January 1, 2010.  Such payments are payable on a quarterly basis in U.S Dollars for U.S. directors and EUROS for non-U.S. directors: (i) an annual cash retainer for non-employee directors of $15,000 or EURO 10,000; (ii) a fee of $1,500 or EURO 1,000 per scheduled board meeting (6 total); (iii) a fee of $750 or EURO 500 per committee meeting (1-2 meetings per year total); (iv) an annual cash retainer of 5,000 or EURO 3,300 for the Chair of a Committee; and (v) an annual cash retainer of $7,500 or EURO 5,000 for the Chairman of the Board.  Although generally no meeting fees are payable for general consultative board calls or for additional board of director or committee meetings or calls other than those described above, additional compensation for individual members of the Board of Directors may be recommended to the Compensation Committee and subject to approval by the full Board of Directors when extraordinary time is required for specific assignments.

 Effective January 1, 2009 annual compensation for each all directors was set at $25,000, paid at the rate of $2,083 per month, and quarterly option grants to purchase 3,125 shares of the Company’s common stock.  For the first quarter of 2009, on January 30, 2009 each non-employee director was granted an option to purchase 3,125 shares of common stock of the Company for an exercise price of $2.32, which represented the closing price of the Company's common stock on that date.  On November 13, 2009, each non-employee director (except Ms. Laitinen) was granted an option to purchase an additional 6,250 shares of common stock of the Company, representing quarterly grants for the second and third quarters of 2009, for an exercise price of $3.28, which represented the closing price of the Company's common stock on that date.  In connection with her appointment to the Board of Directors on November 7, 2009 Ms. Laitinen received an option to purchase 25,000 shares for an exercise price of $3.24  on November 13, 2009.

The following table presents the compensation provided by the Company to each person who served as a director during 2009, except for Dr. Kai Lindevall.  Dr. Lindevall’ s compensation is set forth in the Summary Compensation Table. Dr. Lindevall did not receive any additional consideration for his service on the Board of Directors:

Name	Fees earned or paid in cash ($)	Option Awards ($) (1)(2)	All other compensation ($) (3)	Total ($)
Shahab Fatheazam	25,000	21,300	—	46,300
Sari Laitinen (4)	0	8,150		8,150
David Morra	25,000	21,300	—	46,300
Petri Manninen	25,000	21,300	—	46,300
Dr. Jyrki Mattila(5)	20,833	4,250	—	25,083

(1)	The amounts set forth represent the aggregate grant date fair value of the option awards computed in accordance with FASB ASC Topic 718.
(2)
At fiscal year end the aggregate number of options outstanding for each director was as follows: Shahab Fatheazam—11,875; Sari Laitinen— 3,125; David Morra—12,500; Petri Manninen-11,875; and Dr. Jyrki Mattila-5,625.

(3)	Does not include perquisites and personal benefits which, in the case of each of our directors, involved an aggregate incremental cost to the Company during 2009 of less than $10,000.
(4)	Ms. Laitinen was appointed to the Board of Directors on November 7, 2009. Ms Laitinen waived all fees payable to her for board service in 2009.
(5)	Dr. Mattila resigned from the Board of Directors effective as of November 7, 2009.

ITEM 12.        SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS.

The following table sets forth, as of April 15, 2010, certain information with regard to beneficial ownership of outstanding shares of the Company’s common stock by (i) each director and Named Executive Officer individually, (ii) all executive officers and directors of the Company as a group, and (iii) each person known by the Company to beneficially own five percent or more of the outstanding shares of the Company’s common stock:

Name of Beneficial Owner (1)(2)	Amount and Nature of Beneficial Ownership (3)		Percentage of Outstanding Shares
Dr. Kai Lindevall	252,666	(4)	7.44%
Philip L. Calamia	6,250		*
Dr. Eeva-Kaarina Koskelo	5,012		*
Shahab Fatheazam	1,875		*
Sari Laitinen	—		—
David Morra	2,083		*
Petri Mikael Manninen	51,430	(5)	1.5%
All executive officers and directors as a group (seven persons)	319,316		9.36%

Ilari Koskelo c/o Navdata Oy Eskolante 100720 Helsinki, Finland	717,053	(6)	21.2%

*	Less than 1% of the outstanding Common Stock.
(1)	Unless otherwise noted, we believe that all persons have sole voting and investment power with respect to all shares beneficially owned by them.
(2)	Unless otherwise noted, the address of such persons is: c/o Encorium Group, Inc., 435 Devon Park Drive, Building 500, Wayne, PA 19087.

(3)
The amounts shown include shares which may be acquired currently or within 60 days of April 15, 2010 through the exercise of stock options, as follows: Dr. Lindevall—7,814; Mr. Calamia—6,250; Mr. Fatheazam—1,875; Ms. Laitinen —0; Mr. Manninen—3,542 shares; Mr. Morra—2,083; and all current executive officers and directors as a group— 21,564 shares.

(4)	Includes 23,486 shares owned indirectly that are held by Dr. Lindevall’s spouse, as to which Dr. Lindevall disclaims beneficial ownership.
(5)	Includes 39,249 shares held indirectly by NTGLT Pharma BVBA of which Mr. Manninen is the managing director.
(6)	As per the Form 4 filed by Mr. Koskelo on January 21, 2010.

The following table details information regarding the Company’s existing equity compensation plans as of December 31, 2009:

Equity Compensation Plan Information

Plan Category	(a) Number of securities to be issued upon exercise of outstanding options, warrants and rights*	(b) Weighted- average exercise price of outstanding options, warrants and rights*	(c) Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))*
Equity compensation plans approved by security holders	75,417	$5.93	158,535
Equity compensation plans not approved by security holders	—	—	—

Total	75,417	$5.93	158,535

*Note: The Company affected a one-for-eight reverse stock split on February 16, 2010.  The sales prices of the Company's Common Stock in the above table have been retroactively restated to reflect the effects of the reverse split.

ITEM 13.        CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

Related Party Transactions

2010 Employment Agreement with Dr. Lindevall

Dr. Lindevall entered into an employment agreement with the Company on January 8, 2010.  The terms of the Employment Agreement are summarized above under the heading “Employment Agreements with Dr. Lindevall”

Employment and Severance Agreement with Dr. Ginsberg

Dr. Ginsberg entered into an employment agreement with the Company on December 3, 2008. The terms of the Employment Agreement are summarized above under the heading “Employment Agreements.”

Employment and Severance Agreement with Dr. Ginsberg

The Company entered into an executive severance agreement with Dr. Ginsberg on December 3, 2008. The terms of the Executive Severance Agreement are summarized above under the heading “Severance Agreement with Dr. Ginsberg.”

Separation and Mutual Release with Dr. Ginsberg

The Company entered into a Settlement and Mutual Release with Dr. Ginsberg dated July 16, 2009.  The terms of the Settlement and Release with Dr. Ginsberg are summarized above under the heading “Settlement and Mutual Release with Dr. Ginsberg”.

Repricing of Options

On November 4, 2008, the Compensation Committee and the Board of Directors of the Company acted to reprice 250,000 stock options previously granted Dr. Ginsberg to have an exercise price equal to the closing price of the Company’s common stock on November 4, 2008, which was $.36 per share.  The 250,000 stock options were originally granted to Dr. Ginsberg on September 8, 2008 in connection with his appointment as President and Chief Executive Officer of the Company and had an exercise price of $1.70 per share, which price reflected the then current market price of the Company’s stock on the date of grant. As a result of Dr. Ginsberg’s resignation in connection with the sale of the Company’s U.S. line of business on July 16, 2009, all stock options of the Company held by Dr. Ginsberg expired on November 16, 2009.

Subscription Agreement with Dr. Eeva-Kaarina Koskelo’s brother

On October 16, 2009 the Company entered into a Subscription Agreement with Ilari Koskelo, brother of the Company’s Vice President of Clinical Operations, Dr. Eeva-Kaarina Koskelo, pursuant to which the Company issued and sold in a private placement 492,188 shares of its Common Stock, $0.001 par value, at a price of $2.40 per share.

Collateral Issued for Personal Guarantees

On December 16, 2009 Encorium Oy entered into a three year term loan facility in the amount of EURO 700,000 (the "Loan Facility") with Finnvera plc, a specialized financing company owned by the Finnish state. As collateral for the Loan Facility Ilari Koskelo, beneficial owner of greater than 10% of the Company’s common stock and brother of the Company’s Vice President of Clinical Operations, Dr. Eeva-Kaarina Koskelo, pledged personal property with a value of EURO 350,000 and Dr. Kai Lindevall, Chief Executive Officer, gave a personal guarantee of EURO 30,000. Dr. Kai Lindevall also executed a personal guarantee of EURO 100,000 to Svenska Handelsbanken AB as replacement collateral for the assets subject to the business mortgage that was transferred to Finnvera.   On December 30, 2009 the Board of Directors granted Mr. Koskelo and Dr. Lindevall 71,094 and 26,406 shares of Common Stock of the Company, respectively, as consideration for their personal guarantees.

Director Independence

In accordance with Nasdaq rules, the Board of Directors affirmatively determines the independence of each director and nominee for election as a director in accordance with guidelines it has adopted, which guidelines mirror the elements of independence set forth in Nasdaq and Securities Exchange Act rules. Based on these standards the Board of Directors determined that each of the following non-employee directors is independent and has no relationship with the Company, except as a director and/or stockholder of the Company: Shahab Fatheazam, Sari Laitinen and David Morra.

ITEM 14.        PRINCIPAL ACCOUNTANT FEES AND SERVICES

Effective July 31, 2009, the Company named Asher & Company, LTD as its principal accountant.

Asher & Company, LTD (“Asher”)

The following table presents the fees billed for services rendered by Asher  for the fiscal years ended December 31, 2009 and December 31, 2008:

	2009	2008
Audit Fees	$227,500	-
Audit Related Fees	-	-
Tax Fees	-	-
All Other Fees	-	-

Total Fees	$227,500	-

Audit fees consisted of fees for the audit of Encorium’s annual financial statements and review of quarterly financial statements as well as services normally provided in connection with statutory and regulatory filings or engagements, consents and assistance with and review of Encorium’s documents filed with the SEC.  Except as set forth above, Encorium made no other payments to Asher  for services rendered during fiscal 2009.

Deloitte & Touce LLP (“Deloitte”)

The following table presents the fees billed for services rendered by Deloitte for the fiscal years ended December 31, 2009 and December 31, 2008:

	2009	2008
Audit Fees	$25,000	$437,366
Audit Related Fees	-	7,047
Tax Fees	-	-
All Other Fees	-	22,500

Total Fees	$25,000	$466,913

Audit fees consisted of fees for the audit of Encorium’s annual financial statements and review of quarterly financial statements as well as services normally provided in connection with statutory and regulatory filings or engagements, consents and assistance with and review of Encorium’s documents filed with the SEC. Audit-related fees consisted of the audit of Encorium’s operations in the UK. For 2008, all other fees consisted of fees paid on connection with the SEC’s review of the Company’s Annual Report of Form 10-K for the year ended December 31, 2007. Except as set forth above, Encorium made no other payments to Deloitte for services rendered during fiscal 2009.

Policy for Pre-Approval of Audit and Non-Audit Services

The Audit Committee’s Charter includes a formal policy concerning the pre-approval of audit and non-audit services to be provided by the independent accountants to the Company. The policy requires that all services to be performed by the Company’s independent registered public accountant, including audit services, audit-related services and permitted non-audit services, be pre-approved by the Audit Committee. The Audit Committee may delegate pre-approval authority to the Chairman of the Audit Committee. All services rendered by Asher or Deloitte, as applicable are permissible under applicable laws and regulations, and the Audit Committee pre-approved all audit, audit-related and non-audit services performed by Each during fiscal 2008. The Audit Committee considered whether the provision of services other than the audit services (as specified above) was compatible with maintaining Asher’s or Deloitte’s, as the case may be, independence and determined that provision of such services has  not adversely affected Asher or Deloitte’s, as the case may be, independence.

PART IV

ITEM 15.        EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

(a)	Financial Statement Schedules – NONE

(b)	Exhibits

2.1	-
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

10.26	-	Loan Agreement between Finnvera and Encorium Oy dated December 16, 2009 incorporated by reference to our Annual Report on Form 10-K files with the Securities and Exchange Commission on April 19, 2010.
10.27	-	Agreement for an Account with Overdraft Facility between Handelsbanken and Encorium Oy dated February 9, 2005. Filed herewith.
10.28	-	Agreement for an Account with Overdraft Facility between Sampo Bank Oy and Encorium Oy dated February 21, 2006. Filed herewith.
31.1	-	Certification of Chief Executive Officer required by Rule 13a-14(a) or Rule 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002. Filed herewith.
31.2	-	Certification of Principal Accounting Officer required by Rule 13a-14(a) or Rule 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002. Filed herewith.
32.1	-	Certification pursuant to 18 U.S.C. § 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. Filed herewith.
32.2	-	Certification pursuant to 18 U.S.C. § 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. Filed herewith.

*	This exhibit is a management contract or arrangement required to be filed as an exhibit to this report.

   SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

ENCORIUM GROUP, INC.

Dated: April 30, 2010

By:	/s/ Dr. Kai Lindevall, M.D., Ph.D
Dr. Kai Lindevall, M.D., Ph.D. Chief Executive Officer (Principal Executive Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Dated: April 30, 2010

By:	/s/ Dr. Kai Lindevall, M.D., Ph.D
Dr. Kai Lindevall, M.D., Ph.D. Chief Executive Officer (Principal Executive Officer)

Dated: April 30, 2010

By:	/s/ Philip L. Calamia
Philip L. Calamia Interim Chief Financial Officer (Principal Accounting Officer)

Dated: April 30, 2010

By:	/s/ Dr. Kai Lindevall, M.D., Ph.D
Dr. Kai Lindevall, M.D., Ph.D. Chief Executive Officer (Principal Executive Officer)

Dated: April 30, 2010

By:	/s/ David Morra
David Morra Director

Dated: April 30, 2010

By	/s/ Petri Manninen
Petri Manninen Director

Dated: April 30, 2010

By:	/s/ Sari Laitinen
Sari Laitinen Director

Dated: April 30, 2010

By:	/s/ Shahab Fatheazam
Shahab Fatheazam Director

EXHIBIT INDEX

Exhibit	Description
10.27	Agreement for an Account with Overdraft Facility between Handelsbanken and Encorium Oy dated February 9, 2005.

10.28	Agreement for an Account with Overdraft Facility between Sampo Bank Oy and Encorium Oy dated February 21, 2006.

31.1	Certification of Chief Executive Officer required by Rule 13a-14(a) or Rule 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer required by Rule 13a-14(a) or Rule 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification pursuant to 18 U.S.C. § 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification pursuant to 18 U.S.C. § 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.