Form 10-Q
period 2010-03-31
ENCORIUM GROUP INC
filed 2010-05-17
CIK 856569

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2010.

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

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: As of May 17, 2010, there were 3,388,173 shares of Encorium Group, Inc. common stock issued, par value $.001 per share, which excludes 38,765 shares in treasury.

ENCORIUM GROUP, INC.

PART I. FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS

ENCORIUM GROUP, INC.
CONSOLIDATED CONDENSED BALANCE SHEETS

	March 31,	December 31,
	2010	2009
	(UNAUDITED)
Assets
Current Assets
Cash and cash equivalents	$165,594	$196,583
Investigator advances	6,500	19,232
Accounts receivable, less allowance of $336,774 at
March 31, 2010 and $412,973 at December 31, 2009	2,255,195	3,454,173
Prepaid expenses and other	1,209,198	872,722
Costs and estimated earnings in excess of
related billings on uncompleted contracts	1,183,440	1,794,134
Debt issuance costs, current	75,400	75,400
Current assets of discontinued operations	-	28,832
Total Current Assets	4,895,327	6,441,076

Property and Equipment, Net	287,696	307,552

Goodwill	1,303,853	1,389,045
Other intangibles, Net	3,225,686	3,508,310
Debt issuance costs, long-term	131,950	150,800
Other assets	295,196	313,524

Total Assets	$10,139,708	$12,110,307

Liabilities and Stockholders' Equity
Current Liabilities
Accounts payable	$1,846,212	$1,756,678
Notes payable	313,903	334,413
Credit Line	626,263	300,697
Accrued expenses	2,661,830	2,333,099
Deferred taxes	242,208	248,117
Obligations under capital leases	48,577	54,510
Billings in excess of related costs and
estimated earnings on uncompleted contracts	1,083,897	1,179,779
Customer advances	985,342	1,361,496
Current liabilities of discontinued operations	531,253	607,552
Total Current Liabilities	8,339,485	8,176,341

Long Term Liabilities
Notes Payable	627,806	668,826
Obligations under capital leases	33,762	52,541
Deferred taxes	768,524	837,424
Other liabilities	103,588	104,624
Liability for warrants to purchase common stock	218,000	-
Total Long Term Liabilities	1,751,680	1,663,415
Total Liabilities	10,091,165	9,839,756

Stockholders' Equity
Common stock, $.001 par value 4,375,000
shares authorized, 3,426,938 shares issued
and 3,388,173 shares outstanding at March 31, 2010 and December 31, 2009, respectively	3,427	3,427
Additional paid-in capital	35,255,526	35,442,460
Accumulated deficit	(35,530,728)	(33,607,123)
Accumulated other comprehensive income	1,047,007	1,158,476
Less:	775,232	2,997,240
Treasury stock, at cost, 38,765 shares	(726,689)	(726,689)
Total Stockholders’ Equity	48,543	2,270,551

Total Liabilities and Stockholders’ Equity	$10,139,708	$12,110,307

See accompanying notes to the consolidated condensed financial statements.

ENCORIUM GROUP, INC
CONSOLIDATED CONDENSED STATEMENTS OF OPERATIONS
(UNAUDITED)

	Three Months Ended
	March 31,
	2010	2009
Revenue
Net revenue	$3,001,360	$4,538,173
Reimbursement revenue	556,165	1,116,051
Total Revenue	3,557,525	5,654,224

Operating Expenses
Direct	2,796,540	2,943,901
Reimbursement out-of-pocket expenses	556,165	1,116,051
Selling, general and administrative	2,010,716	2,082,307
Depreciation and amortization	94,582	90,498
Total Operating Expenses	5,458,003	6,232,757

Loss from Operations	(1,900,478)	(578,533)

Interest Income	-	9,043
Interest Expense	(14,285)	(12,504)
Net Interest Expense	(14,285)	(3,461)

Net Loss from continuing operations before Income Taxes	(1,914,763)	(581,994)

Income Tax Benefit	(6,589)	(7,938)

Net Loss from continuing operations	(1,908,174)	(574,056)

Net income (loss) from discontinued operations	(15,431)	378,836

Income Tax Expense (Benefit)	-	-

Net Loss	$(1,923,605)	$(195,220)

Weighted Average Common and Common Equivalent Shares Outstanding

Basic and diluted	3,388,173	2,565,485

Net Loss per Common Share
Continuing Operations	$(0.56)	$(0.23)
Discontinued Operations	$(0.01)	$0.15

Net Loss per Common Share	$(0.57)	$(0.08)

See accompanying notes to the consolidated condensed financial statements.

ENCORIUM GROUP, INC
CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS
(UNAUDITED)

	Three Months Ended March 31,
	2010	2009
Net Cash Used By Operating Activities	(336,641)	(2,972,163)

Investing Activities:
Purchases of property and equipment	(27,779)	(11,867)
Net Cash Used By Investing Activities	(27,779)	(11,867)

Financing Activities:
Payments under capital leases	(18,690)	(25,587)
Net cash from short-term borrowings	354,311	-
Net Cash Provided (Used) By Financing Activities	335,621	(25,587)

Effect of Exchange Rate Changes on Cash and Cash Equivalents	(2,190)	(373,935)

Net Decrease In Cash and Cash Equivalents	(30,989)	(3,383,552)

Cash and Cash Equivalents, Beginning of Period	196,583	5,705,818

Cash and Cash Equivalents, End of Period	$165,594	$2,322,266

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

We anticipate that will meet our cash requirements through June of 2011, assuming we are able to fully implement our current costs cutting initiatives, we are able to win additional contracts during fiscal 2010 and we are able to maintain our current customer contracts. In the event we are unable to do so, in order for the Company to continue as a going concern, we will be required to obtain additional capital from external sources or significantly reduce our operating costs, which may include the cessation of operations in some countries.

Our ability to obtain additional financing in the future will depend in part upon prevailing capital market conditions, as well as conditions in our business and our operating results; and those factors may affect our efforts to arrange additional financing on terms that are satisfactory to us or at all.  Given the current levels of the trading price of the Company’s common stock, if the Company were to raise additional capital by issuing equity securities, existing stockholders’ percentage ownership would be reduced and they would experience substantial dilution. If we were to raise additional funds by issuing debt securities, these debt securities would have rights, preferences, and privileges senior to those of our common stock, and the terms of the debt securities issued could impose significant restrictions on our operations. These factors have raised substantial doubt about our ability to continue as a going concern for the foreseeable future. If we are unable to obtain additional capital, we will scale back our operations until such capital is obtained. Our consolidated condensed financial statements do not include any adjustment to reflect the possible future effects on the recoverability or classification of assets or the amounts and classification of liabilities that may result from the outcome of our ability to continue as a going concern.

The Company is currently listed on The NASDAQ Capital Market.  On August 25, 2009, the Company received a letter from The NASDAQ Stock Market notifying the Company that, based on its Form 10-Q for the period ended June 30, 2009, NASDAQ determined that the Company’s stockholders’ equity did not comply with the minimum $2.5 million stockholders’ equity requirement for continued listing on The NASDAQ Capital Market. As provided in the NASDAQ Marketplace Rules, the Company submitted to NASDAQ a plan and timeline to achieve and sustain compliance. NASDAQ granted the Company an extension until December 8, 2009 to comply and notified Company that, if at the time of its periodic report for the year ending December 31, 2009, the Company did not evidence compliance, the Company’s common stock may be subject to delisting.  As of December 31, 2009 the stockholders' equity of the Company was $2.3 million, which failed to meet the $2.5 million minimum stockholders equity requirement.  The Company received a delisting action on April 22, 2010 from the NASDAQ Stock Market notifying the Company of its failure to comply with the requirement.  In accordance with the terms of the Market Place rules, the Company requested a hearing before the NASDAQ Listing Qualifications Panel.  Such request stays any delisting determination by the NASDAQ Listing Qualifications Staff and the Company's common stock will remain listed on NASDAQ pending a formal determination by the Lisitng Qualification Panel.  On April 29, 2010, The NASDAQ Capital Market notified the Company that the hearing of the Listing Qualifications Panel will take place on June 10, 2010.

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

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES:

Basis of Presentation

The accompanying unaudited Consolidated Condensed Financial Statements have been prepared in conformity with accounting principles generally accepted in the United States of America and with the instructions to Form 10-Q. Certain information and accounting policies and footnote disclosures normally included in financial statements prepared in conformity with accounting principles generally accepted in the United States of America have been condensed or omitted pursuant to such instructions, although Encorium believes that the included disclosures are adequate for a fair presentation. The information furnished reflects all adjustments (consisting of normal recurring adjustments), which are, in the opinion of management, necessary for a fair summary of the financial position, results of operations and cash flows for the interim periods presented. These Consolidated Condensed Financial Statements should be read in conjunction with the Consolidated Condensed Financial Statements and notes thereto filed with the Company’s Annual Report on Form 10-K for the year ended December 31, 2009.

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

Consolidation

The consolidated condensed financial statements for the three months ended March 31, 2010 and 2009 include our accounts and the accounts of our wholly-owned subsidiaries. Intercompany transactions and balances have been eliminated in consolidation.

Cash and Cash Equivalents

We consider all highly liquid debt instruments purchased with an original maturity of three months or less to be cash equivalents.

We maintain cash accounts at several institutions in Europe and one in the US. Deposits in Europe are generally insured by individual states up to € 50,000 for each account (approximately $67,000 as of March  31, 2010). Accounts in the US are generally insured up to $250,000 for each account. As of March 31, 2010 our cash and cash equivalents were based primarily in Europe with two institutions. To date, the Company has not experienced any loss or lack of access to its invested cash or cash equivalents, however, there can be no assurance that access to invested balances will not be impacted by adverse conditions in the financial and credit markets.

Investigator Advances

We received advance payments from a small number of our clients as part of long-term contracts, which includes a separate cash account to be utilized for payment of investigator fees. As of March 31, 2010 and December 31, 2009, this cash amount was $6 thousand and $20 thousand, respectively. This amount is also included in customer advances within current liabilities in the accompanying balance sheets.

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

There are no standard billing and payment provisions which are present in each contract. Each contract has separate and distinct billing and payment terms which are the result of negotiation between us and the client. Billings and the related payment terms from fixed price contracts are generally determined by provisions in the contract that may include certain payment schedules and the submission of required billing detail. The payment schedule in the contract reflects the value of services to be performed by us at the initiation of the contract. The payment schedule may include the value of certain interim service components as well as periodic payments which are reasonably assured at the start of the contract and which we expect to receive during the duration of the contract. Accordingly, cash receipts, including the receipt of upfront payments, periodic payments and payments related to the achievement of certain billing mechanisms, do not necessarily correspond to cost incurred and revenue recognized on contracts. A contract’s payment structure typically requires an upfront payment of 10% to 20% of the contract value at or shortly after the initiation of the contract, a series of periodic payments over the life of the contract and payments based upon the achievement of certain billing mechanisms. The upfront payments are deferred and recognized as revenues and services are performed under the proportional performance method. Periodic payments, including payments related to the achievement of certain billing mechanisms in the contract, are invoiced pursuant to the terms of the contract once the agreed upon services criteria have been achieved. Payments based upon interim billing mechanisms are included in the value of the contract because we expect to receive them during the term of the contract. All payments received pursuant to the contract are recognized in accordance with the proportional performance method. In a comprehensive full service drug development program, the client would not generally purchase certain service components separately but as an integrated, full service arrangement in connection with the development of the drug.

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

Reimbursable Out-of-Pocket Expenses

On behalf of our clients, we pay fees to investigators and other out-of-pocket costs for which we are reimbursed at cost, without mark-up or profit.  Out-of-pocket costs are included in Operating Expenses, while the reimbursements received are reported separately as Reimbursement Revenue in the Consolidated Condensed Statements of Operations.

As is customary in the industry, we will continue to exclude from revenue and expense in the Consolidated Condensed Statements of Operations fees paid to investigators and the associated reimbursement since we acts as an agent on behalf of the pharmaceutical company sponsors with regard to investigator payments.  These investigator fees are not reflected in our Net Revenue, Reimbursement Revenue, Reimbursement Out-of-Pocket Expenses, and/or Direct Expenses. The amounts of these investigator fees were $402 thousand and $492 thousand for the three months ended March 31, 2010 and 2009, respectively.

Accounts Receivable

Accounts receivable and costs and estimated earnings in excess of related billings on completed contracts represent amounts due from our clients who are concentrated primarily in the pharmaceutical and biotechnology industries.

Concentration of Credit Risk

Our accounts receivable and costs and estimated earnings in excess of related billings on uncompleted contracts are concentrated with a small number of companies within the pharmaceutical and biotechnology industries. The significant majority of this exposure is to large, well established firms. Credit losses have historically been minimal. As of March 31, 2010 and December 31, 2009, the total of accounts receivable and costs and estimated earnings in excess of related billings on uncompleted contracts was $3.4 million and $5.2 million respectively. The following table sets forth the exposure to our top clients:

	March 31, 2010		December 31, 2009
	Total of Accounts Receivable and cost and estimated earnings in excess of billings	Percentage	Total of Accounts Receivable and cost and estimated earnings in excess of billings	Percentage

Client A	$1,047,998	30%	$1,716,077	33%
Client B	691,154	20%	611,497	12%
Client C	214,932	6%	571,896	11%

Top Clients	$1,954,084	56%	$2,899,470	56%

Several client contracts contain provisions that allow us to bill and receive advance payments to be utilized for investigator fees and reimbursable expenses. In some instances, the client requires that we maintain separate cash accounts to be utilized for investigator fees, which are included as Investigator Advances. Funds received as customer advances, excluding investigator advances for which separate cash accounts are required as part of our contract with the client, are included as part of Cash and Cash Equivalents. The balance of customer advances, including investigator advances of $6 thousand, was $985 thousand as of March 31, 2010. The balance of customer advances, including investigator advances of $19 thousand was $1.4 million as of December 31, 2009. As of March 31, 2010 and December 31, 2009, there were no customer advances billed, but not received.

Financial Instruments

The fair value of cash and cash equivalents, restricted cash, accounts receivable, costs and estimated earnings in excess of related billings on uncompleted contracts, accounts payable, accrued expenses and billings in excess of related costs and estimated earnings on uncompleted contracts, notes payable, credit lines, and obligations under capital leases were not materially different than their carrying amounts as reported at March 31, 2010 and December 31, 2009.

As of March 31, 2010, the Company was not a counter party to any forward foreign exchange contracts.

Property and Equipment

Property and equipment are recorded at cost. Depreciation is provided using the straight-line method over the estimated useful lives of the assets, which range from 3 to 8 years for equipment and furniture and fixtures and the remaining lease term for leasehold improvements and assets under capital lease. Depreciation and amortization, excluding the amortization of intangible assets, for the three months ended March 31, 2010 and 2009 was $25 thousand. Expenditures for maintenance and repairs are charged to expense as incurred. When assets are sold, retired, or fully depreciated the cost and accumulated depreciation are removed from the accounts, and any gain or loss on the sale of property and equipment is included in operations.

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

Under this method deferred tax liabilities and assets are determined based on the difference between the financial statement tax bases of assets and liabilities using enacted tax rates in effect for the year in which the differences are expected to reverse. At March 31, 2010, the Company recorded a full valuation allowance against its net deferred tax assets and net operating loss carry-forwards given that it is more likely than not that the deferred tax asset will not be realized.

The Company files its tax returns as prescribed by the tax laws of the jurisdiction in which it operates. None of the Company’s tax filings in these jurisdictions are currently under audit. The Company’s policy is to recognize interest and penalties in Other Expense.

Earnings (Loss) Per Share

Earnings (loss) per share is calculated in accordance with  ASC 260, “Earnings Per Share”, (“ASC 260”). Basic earnings (loss) per share is computed by dividing net income (loss) for the period by the weighted average number of common shares outstanding during the period. Diluted earnings (loss) per share is computed by dividing net income (loss) by the weighted average number of common shares plus the dilutive effect of warrants and outstanding stock options under the Company’s equity incentive plans. For 2010 and 2009 diluted net loss per common share is the same as basic net loss per common share, since the effects of potentially dilutive securities are antidilutive.

Recently Issued Accounting Standards

In January 2010, the FASB issued ASU No. 2010-6, “Improving Disclosures About Fair Value Measurements”, which provides amendments to ASC 820  “Fair Value Measurements and Disclosures” , including requiring reporting entities to make more robust disclosures about (1) the different classes of assets and liabilities measured at fair value, (2) the valuation techniques and inputs used, (3) the activity in Level 3 fair value measurements including information on purchases, sales, issuances, and settlements on a gross basis and (4) the transfers between Levels 1, 2, and 3. The standard is effective for annual reporting periods beginning after December 15, 2009, except for Level 3 reconciliation disclosures, which are effective for annual periods beginning after December 15, 2010.  The Company adopted the standard for Levels 1 and 2 on January 1, 2010, and does not expect the adoption of the standard for Level 3, on January 1, 2011, to have a material impact on its consolidated financial statements.

In December 2009, the FASB issued ASU No. 2009-17, “Improvements to Financial Reporting by Enterprises Involved with Variable Interest Entities”, which amends ASC 810, “Consolidation”  to address the elimination of the concept of a qualifying special purpose entity. The standard also replaces the quantitative-based risks and rewards calculation for determining which enterprise has a controlling financial interest in a variable interest entity with an approach focused on identifying which enterprise has the power to direct the activities of a variable interest entity and the obligation to absorb losses of the entity or the right to receive benefits from the entity. This standard also requires continuous reassessments of whether an enterprise is the primary beneficiary of a VIE whereas previous accounting guidance required reconsideration of whether an enterprise was the primary beneficiary of a VIE only when specific events had occurred. The standard provides more timely and useful information about an enterprise's involvement with a variable interest entity and became effective as of the beginning of interim and annual reporting periods that begin after November 15, 2009.  The Company adopted the standard on January 1, 2010.

The FASB updated ASC Topic 810, “Consolidations” (“ASC Topic 810”), and ASC Topic 860, “Transfers and Servicing” (ASC Topic 860”), which significantly changed the accounting for transfers of financial assets and the criteria for determining whether to consolidate a variable interest entity (VIE). The update to ASC Topic 860 eliminates the qualifying special purpose entity (QSPE) concept, establishes conditions for reporting a transfer of a portion of a financial asset as a sale, clarifies the financial asset de-recognition criteria, revises how interests retained by the transferor in a sale of financial assets initially are measured, and removes the guaranteed mortgage securitization re-characterization provisions. The update to ASC Topic 810 requires reporting entities to evaluate former QSPEs for consolidation, changes the approach to determining a VIE's primary beneficiary from a mainly quantitative assessment to an exclusively qualitative assessment designed to identify a controlling financial interest, and increases the frequency of required reassessments to determine whether a company is the primary beneficiary of a VIE. The Company adopted the provisions of these staff positions effective January 1, 2010. The adoption of these staff positions could impact future transactions entered into by the Company.

New Accounting Pronouncements not yet effective

In October 2009, the FASB issued ASU 2009-13, Multiple-Deliverable Revenue Arrangements, (amendments to ASC Topic 605, Revenue Recognition) (ASU 2009-13) and ASU 2009-14, “ Certain Arrangements that Include Software Elements”, (amendments to ASC Topic 985, Software)  (ASU 2009-14). ASU 2009-13 requires entities to allocate revenue in an arrangement using estimated selling prices of the delivered goods and services based on a selling price hierarchy. The amendments eliminate the residual method of revenue allocation and require revenue to be allocated using the relative selling price method. ASU 2009-14 removes tangible products from the scope of software revenue guidance and provides guidance on determining whether software deliverables in an arrangement that includes a tangible product are covered by the scope of the software revenue guidance. ASU 2009-13 and ASU 2009-14 should be applied on a prospective basis for revenue arrangements entered into or materially modified in fiscal years beginning on or after June 15,2010, with early adoption permitted. The Company is currently evaluating the impact of the adoption of these ASUs on its consolidated results of operations or financial condition.  The Company will implement the standard effective January 1, 2011.

In April 2010, the FASB issued ASU 2010-13, Topic 718, “Compensation—Stock Compensation”, which addressed the classification of an employee share-based payment award with an exercise price denominated in the currency of a market in which the underlying equity security trades.  ASU 2010-13 specifies that a share-based payment awarded that contains a condition that is not a market, performance, or service condition is required to be classified as a liability unless it otherwise qualifies as equity.  The amendment is effective for fiscal years, and interim period beginning on or after December 15, 2010.  The Company is currently evaluating the impact of the adoption of this ASU on its consolidated results of operations of financial condition. The Company will implement the standard effective January 1, 2011.

3. DISCONTINUED OPERATIONS

On July 16, 2009 the Company sold substantially all of the assets relating to the Company’s U.S. line of business to Pierrel Research USA, Inc., as a result of which the Company no longer has any employees or significant operations in the United States.  The purchase price was $2.6 million comprised of $80 thousand in cash and the assumption of liabilities in the amount of $2.5 million.

In accordance with ASC 360, the operational results and cash flows of the U.S. line of business are presented as discontinued operations. Net Revenues from discontinued operations for the three months ended March 31, 2010 and 2009 were $0 and $2.5 million, respectively. Loss from discontinued operations before taxes for the three months ended March 31, 2010 was $15 thousand and income from discontinued operations before taxes was $378 thousand for the three months ended March 31, 2009. The operating results related to the US line of business are included in discontinued operations.

The assets and liabilities of discontinued operations at March 31, 2010 and December 31, 2009 were as follows:

	March 31,	December 31,
	2010	2009
Accounts receivable, net	$-	$28,832
Current assets of discontinued operations	$-	$28,832

Accounts payable	$412,509	$485,203
Accrued expenses	54,909	58,514
Billings in excess of related costs and
estimated earnings on uncompleted contracts	53,368	53,368
Customer advances	10,467	10,467
Current liabilities of discontinued operations	$531,253	$607,552

4. LINE OF CREDIT

The Company has four lines of credit for its European operations totaling $1.2 million with interest and outstanding amounts as per the following table:

Lender	Credit Line	Interest Rate	Effective rate at March 31, 2010	Amount outstdanding at March 31, 2010	Amount outstanding at December 31, 2009

Svenska Handelsbanken AB	$672,650	Handelsbanken Avista plus 2.35%	2.50%	$359,708	$459
Sampo Pankki Oyj	403,590	Sampo viitepaivaluottokorko plus 3.5%	6.00%	193,065	300,238
Svenska Handelsbanken AB	69,249	Handelsbanken's base rate	6.35%	-	-
Svenska Handelsbanken AB	90,353	Handelsbanken's base rate	6.15%	73,490	-

Total	$1,235,842			$626,263	$300,697

Commitments by the lenders are valid indefinitely, subject to other terms and conditions of the underlying agreements.  (Amounts were converted based on an exchange rate of 1.00 EUR ~ 1.3453 USD and 1.00 EUR ~ 1.4332 USD for March 31, 2010 and December 31, 2009 respectively)

The Lines of credit are collateralized by substantially all assets of the Company and a personal guarantee of our Chief Executive Officer in the amount of $135 thousand.

5. NOTE PAYABLE

Note payable consists of the following:

	March 31,	December 31,
	2010	2009
Promissory Note collateralized by substantially all assests of Encorium Oy and certain assets of related parties payable in equal semi-annual installments of $156,952 plus interest beginning June 2010.
The Promissory Note bears interest at the six month euribor plus 2.35% (3.29% at March 31, 2010).	$941,709	$1,003,239

Less current portion	(313,903)	(334,413)

Total notes payable net of current portion	$627,806	$668,826

(Amounts were converted based on an exchange rate at March 31, 2010 and December 31, 2009 of 1.00 EUR ~ 1.3453 USD and ~ 1.00 EUR ~ 1.4332 USD, respectively)

6. EARNINGS PER SHARE

Earnings (loss) per share is calculated in accordance with ASC 260. Basic earnings (loss) per share is computed by dividing net income (loss) for the period by the weighted average number of common shares outstanding during the period. Diluted earnings (loss) per share is computed by dividing net income (loss) by the weighted average number of common shares plus the dilutive effect of outstanding stock options under the Company’s equity incentive plans. For the three months ended March 2010 and 2009, diluted net loss per common share is the same as basic net loss per share, since the effects of potentially dilutive securities are anitdilutive. Stock options outstanding that are not included in the table below because of their anti-dilutive effect for the three months ended March 31, 2010 were 155,000 and for the three months ended March 31, 2009 were 129,177. Warrants outstanding that are not included in the table below because of their anti-dilutive effect for the three months ended March 31, 2010 and 2009 were 109,266.

The net loss and weighted average common and common equivalent shares outstanding for purposes of  calculating net loss per common share were computed as follows:

	Three months ended March 31,
	2010	2009

Net Loss	$(1,923,605)	$(195,220)

Weighted average number of common shares
outstanding used in computuing basic and diluted earnings per share	3,388,173	2,565,485

Basic and diluted loss per share	$(0.57)	$(0.08)

7. COMPREHENSIVE INCOME

A reconciliation of comprehensive loss is as follows:

	Three Months Ended
	March 31,
	2010	2009

Net loss	$(1,923,605)	$(195,220)

Foreign currency
translation adjustment	111,469	(402,004)
Comprehensive income (loss)	$(1,812,136)	$(597,224)

8. SEGMENT INFORMATION

The Company follows the provisions of ASC 280, “Disclosures About Segments of an Enterprise and Related Information”  which establishes standards for reporting business segment information. The Company operates in one segment predominantly in the clinical research industry providing a broad range of clinical research services on a global basis to the pharmaceutical and biotechnology industries.

The following table summarizes the distribution of net revenue and contracts with significant clients:

	Three Months Ended March 31,
	2010		2009
	Percentage of Revenues	Number of Contracts	Percentage of Revenues	Number of Contracts
Client A	20%	13	36%	13
Client B	15%	7	3%	8
Client C	9%	10	9%	12

Top Clients	44%	30	48%	33

9. STOCKHOLDERS EQUITY

Treasury Stock

In October 2008 the Company approved a stock repurchase program in an amount of up to $250,000. There were no purchases of Common Stock during 2010.  There were 38,765 common shares in treasury as of March 31, 2010. The shares are valued using the cost method of accounting for treasury stock.

10. STOCK-BASED COMPENSATION

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

	Three Months Ended
	March 31,
	2010	2009
Risk-free interest rate	3.15%	2.20% - 2.55%
Expected dividend yield	—	—
Expected life	7 years	7 years
Expected volatility	117.46%	72.50%
Forfeiture rate	—	15.00%

A summary of award activity under the stock option plans as of March 31, 2010 and changes during the three month period is presented below:

			Weighted
			Average
		Range of	Exercise
	Number of	Exercise Prices	Price per	Intrinsic
	Shares	per Share	Share	Value
Options outstanding at December 31, 2009	75,417	$1.92 - $48.64	$5.93	-
Granted	81,250	$1.45	1.45	$96,688
Exercised	-	-	-	-
Canceled	(1,667)	$48.64	48.64	-
Options outstanding at March 31, 2010	155,000	$1.45 - $48.64	$3.12	-

Vested options outstanding at:
March 31, 2010	20,000	$1.92 - $48.64	$9.76	-

Non-vested options outstanding at:
March 31, 2010	135,000	$1.45 - $48.64	$1.27	$184,950

Approximately 101,437 options, net of forfeitures, of the 135,000 non-vested options as of March 31, 2010 will vest within the next year.

As of March 31, 2010, there was approximately $153 thousand of total unrecognized compensation cost related to unvested share-based compensation awards granted under the stock option plans.  That cost is expected to be recognized over a weighted-average period of approximately 2.5 years.

Based upon the above assumptions, the weighted average fair value of the stock options granted for the three months ended March 30, 2010 and 2009 was $1.29 and $1.60, respectively.

The Company has a policy of issuing new shares to satisfy share option exercises.

The following table summarizes information regarding stock options outstanding at March 31, 2010:

Options Outstanding
		Weighted	Weighted
		Average	Average
	Number	Remaining	Exercise
Range of	Outstanding at	Contractual	Price
Exercise	March 31,	Life in	per
Prices	2010	Years	Share
$1.00 - $1.50	81,250	9.96	$1.45
1.51 - 2.00	28,750	8.68	1.94
2.01 - 2.50	9,375	8.84	2.32
2.51 - 3.00	5,625	8.60	2.88
3.01 - 3.50	21,875	9.63	3.28
12.51 - 13.00	2,500	8.16	12.80
15.01 - 15.50	3,125	7.95	15.20
48.51 - 49.00	2,500	6.82	48.64
	155,000	9.44	$3.12

The following table summarizes information regarding exercisable stock options at March 31, 2010:

Options Exercisable
		Weighted	Weighted
	Number of	Average	Average
	Exercisable	Remaining	Exercise
Range of	Options at	Contractual	Price
Exercise	March 31,	Life in	Per
Prices	2010	Years	Share
1.51 - 2.00	9,584	8.68	$1.94
2.01 - 2.50	3,125	8.84	2.32
2.51 - 3.00	1,875	8.60	2.88
12.51 - 13.00	833	8.16	12.80
15.01 - 15.50	2,083	7.95	15.20
48.51 - 49.00	2,500	6.82	48.64
	20,000	8.37	$9.76

A summary of stock options expected to vest in the next twelve months is as follows:

Options Expected To Vest
		Weighted	Weighted
	Options	Average	Average
	Expected	Remaining	Exercise
Range of	to Vest	Contractual	Price
Exercise	Net of	Life in	Per
Prices	Fortietures	Years	Share
$1.00 - $1.50	81,250	9.96	$1.45
1.51 - 2.00	8,146	8.68	1.94
2.01 - 2.50	2,656	8.84	2.32
2.51 - 3.00	1,594	8.60	2.88
3.01 - 3.50	6,198	9.63	3.28
12.51 - 13.00	708	8.16	12.80
15.01 - 15.50	885	7.95	15.20
	101,437	9.48	$2.38

The estimated annual share-based compensation expense relating to ASC 718 for the twelve months ended December 31, 2010 is expected to be $120 thousand. The Company recognized stock-based compensation expense of $31 thousand and $56 thousand for the three months ended March 31, 2010 and 2009, respectively.

11. SUPPLEMENTAL CASH FLOW INFORMATION

No income tax payments were required for the three months ended March 31, 2010 and 2009. Cash paid for interest for the three months ended March 31, 2010 and 2009 was approximately $15 thousand and $14 thousand, respectively. We did not enter into any capital lease obligations during the three months ended March 31, 2010 and 2009. We did not acquire any property and equipment through leasing arrangements during the three months ended March 31, 2010 or 2009, respectively.

12. GOODWILL AND OTHER INTANGIBLES

The Company followed the provisions of ASC 805. The amount of goodwill that resulted from the Encorium Oy acquisition, including deferred taxes of $1,697,724, was $15,388,299. In accordance with ASC 805, the amount of goodwill resulting from the Encorium Oy acquisition was determined as the excess of cost over the fair values of acquired net assets. Goodwill is carried at cost and is not amortized. We test goodwill for impairment on an annual basis as November 1st of each fiscal year, relying on a number of factors including operating results, business plans and anticipated future cash flows. Company management uses its judgment in assessing whether goodwill has become impaired between annual impairment tests.   Recoverability of goodwill is evaluated using a two-step process. The first step involves a comparison of the fair value of a reporting unit with its carrying value. If the carrying amount of the reporting unit exceeds its fair value, then the second step of the process involves a comparison of the implied fair value and carrying value of the goodwill of that reporting unit. If the carrying value of the goodwill of a reporting unit exceeds the fair value of that goodwill, an impairment loss is recognized in an amount equal to the excess. Definite-lived intangibles are amortized on a straight-line basis over their useful lives.  We review our other intangible assets for impairment whenever events or changes in circumstances indicate that the carrying amount of the assets may not be recoverable.

The Company also acquired $6.5 million of unidentifiable intangible assets in connection with the Encorium Oy acquisition. Of the $6.5 million of acquired intangible assets, $3.9 million was attributed to customer relationships, $2.6 million was attributable to backlog and $53 thousand was attributable to a non-compete agreement. All of these intangibles are subject to amortization on a straight-line basis. The estimated useful lives for customer relationships, backlog and non-compete agreement are 16 years, 18 months and 4 years, respectively. Amortization expense for the three months ended March 31, 2010 and 2009 was $69 thousand and $66 thousand, respectively. As of March 31, 2010, estimated amortization of intangibles for the five fiscal years subsequent to March 31, 2010 is as follows:

2010	$200,008
2011	255,691
2012	255,691
2013	255,691
2014	255,691

13. INCOME TAXES

The Company accounts for income taxes in accordance with the provisions of FASB ASC 740, “Accounting for Income Taxes” (“ASC 740”).  ASC 740 requires recognition of deferred tax liabilities and assets for the future expected tax consequences of events that have been included in the financial statements or tax returns. Under this method deferred tax liabilities and assets are determined based on the difference between the financial statement tax bases of assets and liabilities using enacted tax rates in effect for the year in which the differences are expected to reverse. At March 31, 2010, the Company recorded a full valuation allowance against its net deferred tax assets and net operating loss carry-forwards given that it is more likely than not that the deferred tax asset will not be realized.

The Company files its tax returns as prescribed by the tax laws of the jurisdiction in which it operates. The Company’s policy is to recognize interest and penalties in Other Expense.

14. FAIR VALUE MEASUREMENTS

The Company has adopted a single definition of fair value, a framework for measuring fair value, and expanded disclosures concerning fair value. In this valuation, the exchange price is the price in an orderly transaction between market participants to sell an asset or transfer a liability at the measurement date and fair value is a market-based measurement and not an entity-specific measurement.

The Company utilizes the following hierarchy in fair value measurements:

•	Level 1 – Inputs use quoted prices in active markets for identical assets or liabilities that the Company has the ability to access.

•
Level 2 – Inputs use other inputs that are observable, either directly or indirectly. These inputs include quoted prices for similar assets and liabilities in active markets as well as other inputs such as interest rates and yield curves that are observable at commonly quoted intervals.

•	Level 3 – Inputs are unobservable inputs, including inputs that are available in situations where there is little, if any, market activity for the related asset or liability.

In instances where inputs used to measure fair value fall into different levels in the above fair value hierarchy, fair value measurements in their entirety are categorized based on the lowest level input that is significant to the valuation. The Company’s assessment of the significance of particular inputs to these fair measurements requires judgment and considers factors specific to each asset or liability.

The Company has warrants classified as liabilities, which are measured at fair value on a recurring basis. The warrants are measured at fair value using the Black-Scholes valuation model with pricing inputs that are observable in the market or that can be derived principally from or corroborated by observable market data. In selecting the appropriate fair value technique the Company considers the nature of the instrument, the market risks that it embodies, and the expected means of settlement.

Recurring Fair Value Measurements: There were no recurring fair value measurements of liabilities at December 31, 2009.  Liabilities measured at fair value on a recurring basis at March 31, 2010 are as follows:

	Quoted Prices in Active Markets for Identical Liabilities (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Balance at March 31, 2010
Liability for warrants to purchase common stock	—	$218,000	—	$218,000

15. COMMON STOCK AND WARRANTS

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

In October 2009 the Company entered into Warrant Exchange Agreements (the “Exchange Agreements”) with the Investors pursuant to which the Company issued to the Investors (i) an aggregate of 233,000 shares of Common Stock (collectively, the “Exchange Shares”); and (ii) warrants to purchase an aggregate of 109,266 shares of Common Stock, exercisable for a period of five years from the issue date of October 16, 2009, at an exercise price of $3.20 per share (collectively, the “Exchange Warrants“). The Exchange Shares and Exchange Warrants were issued in exchange for warrants issued to the Investors in the Offering. Except as described above, the terms of the Exchange Warrants, including anti-dilution adjustments, are substantially similar to those of the Original Warrants. The Company obtained stockholder approval for the issuance of stock upon exercise of the Exchange Warrants at its Annual Meeting of stockholders on January 8, 2010.

The Company evaluates the classification of warrants in accordance with ASC 815, "Derivatives and Hedging" ("ASC 815").  As of December 31, 2009, the warrants were not readily convertible to cash due to the number of shares to be exchanged as compared to the daily trading volume.  As a result the warrants were classified as stockholders' equity since the net settlement provision was not met as defined by ASC 815.

In accordance with ASC 815, an ongoing evaluation is performed to determine whether the warrants are readily convertible to cash.  As of March 31, 2010, due to the increase in daily trading volume, the warrants were readily convertible to cash.  As a result, the warrants now meet the definition of a derivative and are recorded at fair value and classified as a liability on the balance sheet. The liability for warrants to purchase common stock are revalued at each balance sheet date and marked to fair value with the corresponding adjustment recognized as "gain or loss on warrants" in  the statements of operations.

As of March 31, 2010, the fair value of the liability for warrants to purchase common stock was $218 thousand.  For the three months ended March 31, 2010 there was no gain or loss on warrants.  The assumptions used to value the liability at March 31, 2010 were:  weighted average exercise price of $3.20, weighted average life of 4.58 years, volatility 106%, and risk free interest rate of 2.55%.

At both March 31, 2010 and December 31, 2009, the Company had 109,266 warrants outstanding to purchase its common stock at an exercise price of $3.20 and an expiration date of October 16, 2014.

In October 2009, the Company sold 492,188 shares of its common stock, $0.001 par value in a private placement (the 2009 Offering) at a price of $3.20 per share to an individual investor.  The 2009 Offering resulted in aggregate proceeds of $1,575,000 to be used for general corporate purposes and working capital.

In December 2009, the Company issued a Note to Finnvera plc in the amount of $1,003,239 (see Note 5).  In connection with this Note, the investor in the 2009 Offering and the Company’s Chief Executive Officer (the “Guarantors”) issued personal guarantees as collateral with an aggregate value of $646 thousand.  In consideration for the personal guarantees, the Company issued 97,500 shares of its common stock, par value $0.001 on a pro-rata basis to the Guarantors.  The value of the shares has been recorded as debt issuance costs and will be amortized over the life of the Note.  As of March 31, 2010 the total deferred debt issuance costs and accumulated amortization were $207 thousand and $19 thousand, respectively.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

In this discussion, the terms “Company,” “we,” “us” and “our” refer to Encorium Group, Inc. and our consolidated subsidiaries, except where it is made clear otherwise.

Forward Looking Statements

When used in this Report on Form 10-Q and in other public statements, both oral and written, by the Company and Company officers, the words “estimate,” “project,” “expect,” “intend,” “believe,” “anticipate” and similar expressions are intended to identify forward-looking statements regarding events and trends that may affect our future operating results and financial position. Such statements are subject to risks and uncertainties that could cause our actual results and financial position to differ materially. Such factors include, among others: (i) the risk that we may not have sufficient funds to operate our business; (ii) our success in attracting new business and retaining existing clients and projects; (iii) the size, duration and timing of clinical trials we are currently managing may change unexpectedly; (iv) the termination, delay or cancellation of clinical trials we are currently managing could cause revenues and cash-on-hand to decline unexpectedly; (v) the timing difference between our receipt of contract milestone or scheduled payments and our incurring costs to manage these trials; (vi) outsourcing trends in the pharmaceutical, biotechnology and medical device industries; (vii) the ability to maintain profit margins in a competitive marketplace; (viii) our ability to attract and retain qualified personnel; (ix) the sensitivity of our business to general economic conditions; (x) other economic, competitive, governmental and technological factors affecting our operations, markets, products, services and prices; (xi) announced awards received from existing and potential customers are not definitive until fully negotiated contracts are executed by the parties; (xii) our backlog may not be indicative of future results and may not generate the revenues expected; and (xiii) uncertainties regarding the availability of additional capital and continued listing of our common stock on Nasdaq. You should not place undue reliance on any forward-looking statement. We undertake no obligation to publicly release the result of any revision of these forward-looking statements to reflect events or circumstances after the date they are made or to reflect the occurrence of unanticipated events. Please refer to the section entitled “Risk Factors” beginning on page 39 in this Quarterly Report on Form 10-Q for the quarter ended March 31, 2010 for a more complete discussion of factors which could cause our actual results and financial position to change.

Overview

We are a clinical research organization that engages in the design and management of complex clinical trials for the pharmaceutical, biotechnology and medical device industries. We were initially incorporated in August 1998 in Nevada. In June 2002, we changed our state of incorporation to Delaware. In November 2006, we expanded our international operations with the acquisition of our wholly-owned subsidiary, Encorium Oy, a CRO founded in 1996 in Finland, which offers clinical trial services to the pharmaceutical and medical device industries. Since 2006 we have conducted substantially all of our European operations through Encorium Oy and its wholly-owned subsidiaries located in Denmark, Estonia, Sweden, Lithuania, Romania, Germany and Poland. On July 16, 2009 the Company sold substantially all of the assets relating to the Company’s US line of business to Pierrel Research USA, Inc., the result of which the Company no longer has any employees or significant operations in the United States. Due to this sale, for the three months ended March 31, 2010 and 2009, the results of the U.S. business have been presented as discontinued operations in the consolidated condensed financial statements.

The following discussion should be read in conjunction with the Company’s consolidated financial statements and notes thereto.

The Company is currently listed on The NASDAQ Capital Market.  On August 25, 2009, the Company received a letter from The NASDAQ Stock Market notifying the Company that, based on its Form 10-Q for the period ended June 30, 2009, NASDAQ determined that the Company’s stockholders’ equity did not comply with the minimum $2.5 million stockholders’ equity requirement for continued listing on The NASDAQ Capital Market. As provided in the NASDAQ Marketplace Rules, the Company submitted to NASDAQ a plan and timeline to achieve and sustain compliance. NASDAQ granted the Company an extension until December 8, 2009 to comply and notified Company that, if at the time of its periodic report for the year ending December 31, 2009, the Company did not evidence compliance, the Company’s common stock may be subject to delisting.  As of December 31, 2009 the stockholders' equity of the Company was $2.3 million, which failed to meet the $2.5 million minimum stockholders equity requirement.  The Company received a delisting action on April 22, 2010 from the NASDAQ Stock Market notifying the Company of its failure to comply with the requirement.  In accordance with the terms of the Market Place rules, the Company requested a hearing before the NASDAQ Listing Qualifications Panel.  Such request stays any delisting determination by the NASDAQ Listing Qualifications Staff and the Company's common stock will remain listed on NASDAQ pending a formal determination by the Lisitng Qualification Panel.  On April 29, 2010, The NASDAQ Capital Market notified the Company that the hearing of the Listing Qualifications Panel will take place on June 10, 2010.

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

Historically our net cash used in operations has been substantial. Our net cash used in operations for the three months ended March 31, 2010 was $337 thousand. Our cash and cash equivalents as of March 31, 2010 was $165 thousand. We anticipate that will meet our cash requirements at least into the second quarter of 2011, assuming we are able to fully implement our current costs cutting initiatives, we are able to win additional contracts during fiscal 2010 and we are able to maintain our current customer contracts. We will continue to seek strategic alternatives, including, but not limited to attempting to secure additional financing. Our ability to obtain additional financing in the future will depend in part upon prevailing capital market conditions, as well as conditions in our business and our operating results; and those factors may affect our efforts to arrange additional financing on terms that are satisfactory to us or at all. If we are unable to secure additional financing on terms acceptable to us and on a timely basis, we may significantly reduce our operating costs, which may include the cessation of operations in some countries. Our consolidated condensed financial statements do not include any adjustment to reflect the possible future effects on the recoverability or classification of assets or the amounts and classification of liabilities that may result from the outcome of our ability to continue as a going concern.

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

General

The information set forth and discussed below for the three months ended March 31, 2010 and 2009 is derived from the Consolidated Condensed Financial Statements included elsewhere herein. The financial information set forth and discussed below is unaudited but, in the opinion of management, reflects all adjustments (primarily consisting of normal recurring adjustments) necessary for a fair presentation of such information. The results of our operations for a particular quarter may not be indicative of results expected during the other quarters or for the entire year.

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

Our backlog relative to continuing operations was approximately $14.7 million as of March 31, 2010 as compared to $21.8 million as of March 31, 2009. Our backlog consists of anticipated net revenue from signed contracts and letters of intent that either have not started but are anticipated to begin in the near future or are in process and have not yet been completed. Many of our studies and projects are performed over an extended period of time, which may be several years. Amounts included in backlog have not yet been recognized as net revenue in our Consolidated Statements of Operations. Once contracted work begins, net revenue is recognized over the life of the contract on a proportional performance basis. The recognition of net revenue and contract terminations, if any, reduces our backlog while the awarding of new business increases our backlog. For the three months ended March 31, 2010 we obtained approximately $1.1 million of new business awards as compared to approximately $1.4 million for the three months ended March 31, 2009.

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

Percentage of net revenue, excluding reimbursable out-of-pocket expenses:

	% of Net Revenue
	Three Months Ended
	March 31,
	2010		2009

Net revenue	100%		100%
Total Revenue	100%		100%

Operating Expenses
Direct	93.2%		64.9%
Selling, general and administrative	66.0%		45.9%
Depreciation and amortization	3.2%		2.0%

Loss from Operations	(63.3%	)	(12.7%	)

Net Loss from continuing operations	(63.6%	)	(12.6%	)

Net Loss	(64.1%	)	(4.3%	)

Contractual Obligations and Commitments

We did not enter into any capital lease obligations during the three months ended March 31, 2010 and 2009. We are committed under a number of non-cancelable operating leases, primarily related to office space and other office equipment.

Below is a summary of our future payment commitments by year under contractual obligations. Actual amounts paid under these agreements could be higher or lower than the amounts shown below as a result of changes in volume and other variables:

	Total	2010	2011	2012	2013
Operating leases	$3,587,280	$1,266,056	$1,102,327	$724,780	$494,117

In 2010, we anticipate capital expenditures of approximately $100,000—$200,000 for leasehold improvements, software applications, workstations, personal computer equipment and related assets.

Critical Accounting Policies and Estimates

The following discussion should be read in conjunction with the consolidated condensed financial statements and notes thereto.

The accompanying unaudited Consolidated Condensed Financial Statements have been prepared in conformity with accounting principles generally accepted in the United States of America and with the instructions to Form 10-Q. Certain information and accounting policies and footnote disclosures normally included in financial statements prepared in conformity with accounting principles generally accepted in the United States of America have been condensed or omitted pursuant to such instructions, although Encorium believes that the included disclosures are adequate for a fair presentation. The information furnished reflects all adjustments (consisting of normal recurring adjustments), which are, in the opinion of management, necessary for a fair summary of the financial position, results of operations and cash flows for the interim periods presented. These Consolidated Condensed Financial Statements should be read in conjunction with the Consolidated Condensed Financial Statements and notes thereto filed with Form 10-K for the year ended December 31, 2009.

Use of Estimates

The preparation of consolidated financial statements in conformity with accounting principles generally accepted in the United States of America require management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the period. Actual results could differ from those estimates.

Consolidation

The consolidated condensed financial statements for the three months ended March 31, 2010 and 2009 include our accounts and the accounts of our wholly-owned subsidiaries. Intercompany transactions and balances have been eliminated in consolidation.

Cash and Cash Equivalents

We consider all highly liquid debt instruments purchased with an original maturity of three months or less to be cash equivalents.

We maintain cash accounts at several institutions in Europe and one in the US. Deposits in Europe are generally insured by individual states up to € 50,000 for each account (approximately $67,000 as of March  31, 2010). Accounts in the US are generally insured up to $250,000 for each account. As of March 31, 2010 our cash and cash equivalents were based primarily in Europe with two institutions. To date, the Company has not experienced any loss or lack of access to its invested cash or cash equivalents, however, there can be no assurance that access to invested balances will not be impacted by adverse conditions in the financial and credit markets.

Investigator Advances

We received advance payments from a small number of our clients as part of long-term contracts, which includes a separate cash account to be utilized for payment of investigator fees. As of March 31, 2010 and December 31, 2009, this cash amount was $6 thousand and $20 thousand, respectively. This amount is also included in customer advances within current liabilities in the accompanying balance sheets.

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

There are no standard billing and payment provisions which are present in each contract. Each contract has separate and distinct billing and payment terms which are the result of negotiation between us and the client. Billings and the related payment terms from fixed price contracts are generally determined by provisions in the contract that may include certain payment schedules and the submission of required billing detail. The payment schedule in the contract reflects the value of services to be performed by us at the initiation of the contract. The payment schedule may include the value of certain interim service components as well as periodic payments which are reasonably assured at the start of the contract and which we expect to receive during the duration of the contract. Accordingly, cash receipts, including the receipt of upfront payments, periodic payments and payments related to the achievement of certain billing mechanisms, do not necessarily correspond to cost incurred and revenue recognized on contracts. A contract’s payment structure typically requires an upfront payment of 10% to 20% of the contract value at or shortly after the initiation of the contract, a series of periodic payments over the life of the contract and payments based upon the achievement of certain billing mechanisms. The upfront payments are deferred and recognized as revenues and services are performed under the proportional performance method. Periodic payments, including payments related to the achievement of certain billing mechanisms in the contract, are invoiced pursuant to the terms of the contract once the agreed upon services criteria have been achieved. Payments based upon interim billing mechanisms are included in the value of the contract because we expect to receive them during the term of the contract. All payments received pursuant to the contract are recognized in accordance with the proportional performance method. In a comprehensive full service drug development program, the client would not generally purchase certain service components separately but as an integrated, full service arrangement in connection with the development of the drug.

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

Reimbursable Out-of-Pocket Expenses

On behalf of our clients, we pay fees to investigators and other out-of-pocket costs for which we are reimbursed at cost, without mark-up or profit.  Out-of-pocket costs are included in Operating Expenses, while the reimbursements received are reported separately as Reimbursement Revenue in the Consolidated Condensed Statements of Operations.

As is customary in the industry, we will continue to exclude from revenue and expense in the Consolidated Condensed Statements of Operations fees paid to investigators and the associated reimbursement since we acts as an agent on behalf of the pharmaceutical company sponsors with regard to investigator payments.  These investigator fees are not reflected in our Net Revenue, Reimbursement Revenue, Reimbursement Out-of-Pocket Expenses, and/or Direct Expenses. The amounts of these investigator fees were $402 thousand and $492 thousand for the three months ended March 31, 2010 and 2009, respectively.

Accounts Receivable

Accounts receivable and costs and estimated earnings in excess of related billings on completed contracts represent amounts due from our clients who are concentrated primarily in the pharmaceutical and biotechnology industries.

Several client contracts contain provisions that allow us to bill and receive advance payments to be utilized for investigator fees and reimbursable expenses. In some instances, the client requires that we maintain separate cash accounts to be utilized for investigator fees, which are included as Investigator Advances. Funds received as customer advances, excluding investigator advances for which separate cash accounts are required as part of our contract with the client, are included as part of Cash and Cash Equivalents. The balance of customer advances, including investigator advances of $6 thousand, was $985 thousand as of March 31, 2010. The balance of customer advances, including investigator advances of $19 thousand was $1.4 million as of December 31, 2009. As of March 31, 2010 and December 31, 2009, there were no customer advances billed, but not received.

Financial Instruments

The fair value of cash and cash equivalents, restricted cash, accounts receivable, costs and estimated earnings in excess of related billings on uncompleted contracts, accounts payable, accrued expenses and billings in excess of related costs and estimated earnings on uncompleted contracts, notes payable, credit lines, and obligations under capital leases were not materially different than their carrying amounts as reported at March 31, 2010 and December 31, 2009.

As of March 31, 2010, the Company was not a counter party to any forward foreign exchange contracts.

Property and Equipment

Property and equipment are recorded at cost. Depreciation is provided using the straight-line method over the estimated useful lives of the assets, which range from 3 to 8 years for equipment and furniture and fixtures and the remaining lease term for leasehold improvements and assets under capital lease. Depreciation and amortization, excluding the amortization of intangible assets, for the three months ended March 31, 2010 and 2009 was $25 thousand. Expenditures for maintenance and repairs are charged to expense as incurred. When assets are sold, retired, or fully depreciated the cost and accumulated depreciation are removed from the accounts, and any gain or loss on the sale of property and equipment is included in operations.

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

Under this method deferred tax liabilities and assets are determined based on the difference between the financial statement tax bases of assets and liabilities using enacted tax rates in effect for the year in which the differences are expected to reverse. At March 31, 2010, the Company recorded a full valuation allowance against its net deferred tax assets and net operating loss carry-forwards given that it is more likely than not that the deferred tax asset will not be realized.

The Company files its tax returns as prescribed by the tax laws of the jurisdiction in which it operates. None of the Company’s tax filings in these jurisdictions are currently under audit. The Company’s policy is to recognize interest and penalties in Other Expense.

Earnings (Loss) Per Share

Earnings (loss) per share is calculated in accordance with  ASC 260, “Earnings Per Share”, (“ASC 260”). Basic earnings (loss) per share is computed by dividing net income (loss) for the period by the weighted average number of common shares outstanding during the period. Diluted earnings (loss) per share is computed by dividing net income (loss) by the weighted average number of common shares plus the dilutive effect of warrants and outstanding stock options under the Company’s equity incentive plans. For 2010 and 2009 diluted net loss per common share is the same as basic net loss per common share, since the effects of potentially dilutive securities are antidilutive.

Results of Operations

Three Months Ended March 31, 2010 Compared With Three Months Ended March 31, 2009

Continuing Operations:

Net revenue for the three months ended March 31, 2010 decreased by $1.5 million to $3.0 million as compared to $4.5 million for the three months ended March 31, 2009. The decrease in net revenues was primarily attributable to reduced new business awards, contract cancelations along with the performance of unexpected out of scope work for which revenue can not be recognized until corresponding change orders are executed with the client.  This was partially off set by favorable foreign currency fluctuations of $165 thousand. For the three months ended March 31, 2010, net revenue from our largest clients amounted to 44% of our net revenue, with the largest clients representing 20%, 15%, and 9% of net revenue, respectively. For the three months ended March 31, 2009, net revenue from these same clients also amounted to 48% of our net revenue, representing 36%, 3%, and 9% of net revenue, respectively.

Reimbursement revenue consisted of reimbursable out-of-pocket expenses incurred on behalf of our clients. Reimbursements are made at cost, without mark-up or profit, and therefore have no impact on net income.

Direct expenses included compensation and other expenses directly related to conducting clinical studies. These costs decreased by approximately $100 thousand to $2.8 million for the three months ended March 31, 2010 from $2.9 million for the three months ended March 31, 2009. The decrease in direct expenses was due to reductions in staff and subcontractors utilized on active clinical studies being conducted partially off set by unfavorable foreign currency fluctuations of approximately $163 thousand for the three months ended March 31, 2010 compared to same prior year period. Direct expenses as a percentage of net revenue were approximately 93% and 65% for the three months ended March 31, 2010 and March 31, 2009, respectively.

Selling, general, and administrative expenses (“SG&A”) includes the salaries, wages and benefits of all administrative, financial and business development personnel and all other support expenses not directly related to specific contracts. These costs decreased approximately $72 thousand to $2.0 million for the three months ended March 31, 2010.  The decrease in SG&A is primarily due to reductions in staff and other costs offset by unfavorable foreign currency fluctuations of approximately $86 thousand. As a percentage of revenues, SG&A expenses increased to 66% for the three months ended March 31, 2010 compared with 46% the prior year period as a result of lower net revenues.

Depreciation and amortization expense was approximately $94 thousand and $90 thousand for the three months ended March 31, 2010 and 2009, respectively.

Loss from operations increased by $1.3 million to $1.9 million for the three months ended March 31, 2010 compared to a loss from operations of $579 thousand from operations for the three months ended March 31, 2009, primarily for the reasons noted in the preceding paragraphs.

Net interest expense for the three months ended March 31, 2010 was approximately $14 thousand compared to net interest expense of $3 thousand for the three months ended March 31, 2009 primarily as a result of an increase level of borrowing under our credit facilities during the three months ended March 31, 2010 compared to the same prior year period.

Net loss from continuing operations for the three months ended March 31, 2010 was $1.9 million, or $(0.56) per diluted share, as compared to a net loss from continuing operations of $574 thousand, or $(0.23) per diluted share for the three months ended March 31, 2009.

Discontinued Operations, Net of Tax

The net after tax loss from discontinued operations for the three months ended March 31, 2010 amounted to $15 thousand as compared to the net after tax income of $378 thousand from discontinued continued operations during the three months ended March 31, 2009.

Liquidity and Capital Resources

On July 16, 2009, the Company sold substantially all of the assets relating to the Company’s US line of business to Pierrel Research USA, Inc., the result of which the Company no longer has any employees or significant operations in the United States. Due to this sale, for the three months ended March 31, 2010 and 2009, the results of the U.S. business have been presented as discontinued operations in the consolidated financial statements.

On October 19, 2009, we announced that we had completed a private placement of 467,188 shares of its common stock with a private investor for an aggregate purchase price of $1,575,000 or $3.20 per share.

Historically our net cash used in operations has been substantial. Our net cash used in operations for the three months ended March 31, 2010 was $337 thousand. Our cash and cash equivalents as of March 31, 2010 was $165 thousand. We anticipate that we will meet our cash requirements at least into the second quarter of 2011, assuming we are able to fully implement our current costs cutting initiatives, we are able to win additional contracts during fiscal 2010 and we are able to maintain our current customer contracts. We will continue to seek strategic alternatives, including, but not limited to attempting to secure additional financing. Our ability to obtain additional financing in the future will depend in part upon prevailing capital market conditions, as well as conditions in our business and our operating results; and those factors may affect our efforts to arrange additional financing on terms that are satisfactory to us or at all. If we are unable to secure additional financing on terms acceptable to us and on a timely basis, we may significantly reduce our operating costs, which may include the cessation of operations in some countries. Our consolidated financial statements do not include any adjustment to reflect the possible future effects on the recoverability or classification of assets or the amounts and classification of liabilities that may result from the outcome of our ability to continue as a going concern.

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

Net revenue is recognized on a proportional performance basis. We typically receive a low volume of large-dollar receipts. As a result, the number of days net revenue outstanding in accounts receivable, costs and estimated earnings in excess of related billings, customer advances, and billings in excess of related costs will fluctuate due to the timing and size of billings and cash receipts. At March 31, 2010, the net days revenue outstanding increased by 5 days to 36 days compared to 31 days at December 31, 2009. Compared to December 31, 2009, accounts receivable decreased $1.2 million to $2.2 million at March 31, 2010, primarily due the reduction in overall projects and the related billing schedules.

Costs and estimated earnings in excess of related billings on uncompleted contracts decreased by approximately $600 thousand to $1.1 million as of March 31, 2010 compared to $1.7 million as of December 31, 2009. The balance at March 31, 2010 primarily consisted of 3 clinical trials. The top two balances constituted 46% and 10% of the balance.  This balance is mostly attributable to a delay in the timing of billings compared to when the work was performed.

Our net cash used by operating activities was approximately $337 thousand for the three months ended March 31, 2010, compared to net cash used by operating activities of $2.9 million for the three months ended March 31, 2009. The $2.5 million decrease is primarily related to decreases in billings in excess of related costs and estimated earnings on for the three months ended March 31, 2010 as compared to same prior year period. Net cash used by investing activities was $28 thousand for the three months ended March 31, 2010 and represented purchases of computer equipment and software applications. This compares to net cash used by investing activities of $12 thousand for the three months ended March 31, 2009, which was also used to purchase computer equipment and software applications. Net cash provided by financing activities was $335 thousand for the three months ended March 31, 2010, compared with net cash used by financing activities of $26 thousand for the three months ended March 31, 2009. The primary difference related to $354 thousand of short-term borrowings used to fund operations during the first three months of 2010.

As a result of these cash flows, our cash and cash equivalents balance at March 31, 2010, was $165 thousand as compared to $197 thousand at December 31, 2009.

We purchased approximately $28 thousand of computer equipment and software applications for three months ended March 31, 2010. We anticipate capital expenditures of approximately $100,000—$200,000 during the remainder of 2010, primarily for leasehold improvements, software applications, workstations, personal computer equipment and related assets.

RECENTLY ISSUED ACCOUNTING STANDARDS:

In January 2010, the FASB issued ASU No. 2010-6, “Improving Disclosures About Fair Value Measurements”, which provides amendments to ASC 820  Fair Value Measurements and Disclosures , including requiring reporting entities to make more robust disclosures about (1) the different classes of assets and liabilities measured at fair value, (2) the valuation techniques and inputs used, (3) the activity in Level 3 fair value measurements including information on purchases, sales, issuances, and settlements on a gross basis and (4) the transfers between Levels 1, 2, and 3. The standard is effective for annual reporting periods beginning after December 15, 2009, except for Level 3 reconciliation disclosures, which are effective for annual periods beginning after December 15, 2010.  The Company adopted the standard for Levels 1 and 2 on January 1, 2010, and does not expect the adoption of the standard for Level 3, on January 1, 2011, to have a material impact on its consolidated financial statements.

In December 2009, the FASB issued ASU No. 2009-17, “Improvements to Financial Reporting by Enterprises Involved with Variable Interest Entities”, which amends ASC 810,  Consolidation  to address the elimination of the concept of a qualifying special purpose entity. The standard also replaces the quantitative-based risks and rewards calculation for determining which enterprise has a controlling financial interest in a variable interest entity with an approach focused on identifying which enterprise has the power to direct the activities of a variable interest entity and the obligation to absorb losses of the entity or the right to receive benefits from the entity. This standard also requires continuous reassessments of whether an enterprise is the primary beneficiary of a VIE whereas previous accounting guidance required reconsideration of whether an enterprise was the primary beneficiary of a VIE only when specific events had occurred. The standard provides more timely and useful information about an enterprise's involvement with a variable interest entity and became effective as of the beginning of interim and annual reporting periods that begin after November 15, 2009.  The Company adopted the standard on January 1, 2010.

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

New Accounting Pronouncements not yet effective

In October 2009, the FASB issued ASU 2009-13, Multiple-Deliverable Revenue Arrangements, (amendments to ASC Topic 605, Revenue Recognition) (ASU 2009-13) and ASU 2009-14, “ Certain Arrangements that Include Software Elements”, (amendments to ASC Topic 985, Software)  (ASU 2009-14). ASU 2009-13 requires entities to allocate revenue in an arrangement using estimated selling prices of the delivered goods and services based on a selling price hierarchy. The amendments eliminate the residual method of revenue allocation and require revenue to be allocated using the relative selling price method. ASU 2009-14 removes tangible products from the scope of software revenue guidance and provides guidance on determining whether software deliverables in an arrangement that includes a tangible product are covered by the scope of the software revenue guidance. ASU 2009-13 and ASU 2009-14 should be applied on a prospective basis for revenue arrangements entered into or materially modified in fiscal years beginning on or after June 15,2010, with early adoption permitted. The Company is currently evaluating the impact of the adoption of these ASUs on its consolidated results of operations or financial condition.  The Company will implement the standard effective January 1, 2011.

In April 2010, the FASB issued ASU 2010-13, Topic 718, Compensation—Stock Compensation, which addressed the classification of an employee share-based payment award with an exercise price denominated in the currency of a market in which the underlying equity security trades.  ASU 2010-13 specifies that a share-based payment awarded that contains a condition that is not a market, performance, or service condition is required to be classified as a liability unless it otherwise qualifies as equity.  The amendment is effective for fiscal years, and interim period beginning on or after December 15, 2010.  The Company is currently evaluating the impact of the adoption of this ASU on its consolidated results of operations of financial condition. The Company will implement the standard effective January 1, 2011.

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

Our management, including our principal executive and principal financial officers, has evaluated any changes in our internal control over financial reporting that occurred during the quarter ended March 31, 2010, and has concluded that there was no change that occurred during the quarter ended March 31, 2010 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

Historically, our net cash used in operations has been substantial. Our net cash used in operations for the three months ended March 31, 2010 was $337 thousand. Our cash and cash equivalents as of March 31, 2010 was $165 thousand as compared to $197 thousand as of December 31, 2009. We anticipate that will meet our cash requirements at least into June of 2011, assuming we are able to fully implement our current costs cutting initiatives, we are able to win additional contracts and we are able to maintain our current customer contracts. In the event we are unable to do so, in order for the Company to continue as a going concern we will be required to obtain additional capital from external sources or significantly reduce our operating costs, which may include the cessation of operations in some countries.

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

On August 25, 2009, the Company received a letter from The NASDAQ Stock Market notifying the Company that, based on its Form 10-Q for the period ended June 30, 2009, NASDAQ determined that the Company’s stockholders’ equity did not comply with the minimum $2.5 million stockholders’ equity requirement for continued listing on The NASDAQ Capital Market. As provided in the NASDAQ Marketplace Rules, the Company submitted to NASDAQ a plan and timeline to achieve and sustain compliance. NASDAQ granted the Company an extension until December 8, 2009 to comply and notified Company that, if at the time of its periodic report for the year ending December 31, 2009, the Company did not evidence compliance, the Company’s common stock may be subject to delisting.  As of December 31, 2009 the stockholders' equity of the Company was $2.3 million, which failed to meet the $2.5 million minimum stockholders equity requirement.  The Company received  a delisting action on April 29, 2010 from the NASDAQ Stock Market notifying the Company of its  failure to comply with the requirement.  In accordance with the terms of the Market Place rules, the Company requested a hearing before the NASDAQ Listing Qualifications Panel.  Such request will stay any delisting determination by the NASDAQ Listing Qualifications Staff and the Company's common stock will remain listed on NASDAQ pending a formal determination by the Panel.  On April 29, 2010, The NASDAQ Capital Market notified the Company that the hearing of the Listing Qualifications Panel will take place on June 10, 2010.  There can be no assurances as to the outcome of the hearing and our continued listing on The NASDAQ Stock Market.

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

The Company follows the provisions ASC 805, “Business Combinations” and ASC 350, “ Goodwill and Other Intangible Assets,” applicable to business combinations. In accordance with these standards, goodwill acquired in connection with the acquisition of Encorium Oy was not amortized. Under ASC 350, goodwill is subject to impairment testing annually or whenever events or changes in circumstances indicate that the carrying amount may not be fully recoverable. The Company performed its annual impairment testing as of November 1, 2009 and determined that both goodwill and related intangible assets acquired in connection with the acquisition of Encorium Oy were not impaired and that no adjustment to the carrying value was necessary as of that date.  Impairment testing involves various estimates and assumptions, which could vary, and an analysis of relevant market data and market capitalization. If our stock price continues to decline or if economic conditions continue to deteriorate, we may incur additional impairment charges which may adversely impact our results of operations and financial condition.

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

Historically, projects in the fields of cardiovascular, oncology, immunology, vaccines, medical devices as well as clinical staff outsourcing have represented 50-75% of our European project work, although the mix of projects is subject to change from year to year. Our net revenues from our top largest clients amounted to 51% of our net revenues representing 20%, 15%, 9% and 7% of our net revenues, respectively, for the three months ended March 31, 2010, as compared to the three months ended March 31, 2009 in which net revenues from these clients amounted to 51% of our revenues representing 36%, 3%, 9% and 3%. The Company expects that a relatively small number of clients will continue to represent a significant percentage of its net revenue.  Contracts with these clients generally can be terminated on short notice. The loss of business from any one of these significant clients would have a material and adverse effect on its business and revenues.

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

As of March 31, 2010, the Company’s consolidated indebtedness was $1.6 million.  The Company’s level of indebtedness will have several important effects on its future operations. For example, the Company will be required to use a portion of its cash flow from operations for the payment of principal and interest due on its outstanding indebtedness.  In addition, the Company’s outstanding indebtedness and leverage could increase the impact of negative changes in general economic and industry conditions, as well as competitive pressures. Finally, the level of the Company’s outstanding indebtedness may affect its ability to obtain additional financing for working capital, capital expenditures or general corporate purposes.

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

ENCORIUM GROUP, INC.

Dated: May 17, 2010	By:	/S/ KAI LINDEVALL, M.D. PH. D.
Kai Lindevall, M.D. Ph. D.
Executive Chairman
(Principal Executive Officer)

Dated: May 17, 2010	By:	/S/ PHILIP L. CALAMIA
Philip L. Calamia
Interim Chief Financial Officer
(Principal Accounting Officer)

S-1