Form 10-Q
period 2010-06-30
ENCORIUM GROUP INC
filed 2010-08-16
CIK 856569

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q
(Mark One)
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2010.

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

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: As of August 16, 2010, there were 3,408,247 shares of Encorium Group, Inc. common stock issued, par value $.001 per share, which excludes 38,765 shares in treasury.

ENCORIUM GROUP, INC.

PART I. FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS

ENCORIUM GROUP, INC.
CONSOLIDATED CONDENSED BALANCE SHEETS

	June 30,	December 31,
	2010	2009
Assets	(UNAUDITED)
Current Assets
Cash and cash equivalents	$176,460	$196,583
Investigator advances	12,544	19,232
Accounts receivable, less allowance of $316,576 at
June 30, 2010 and $412,973 at December 31, 2009	2,583,812	3,454,173
Prepaid expenses and other	1,017,327	872,722
Costs and estimated earnings in excess of
related billings on uncompleted contracts	1,421,783	1,794,134
Debt issuance costs, current	75,400	75,400
Current assets of discontinued operations	-	28,832
Total Current Assets	5,287,326	6,441,076

Property and Equipment, Net	305,003	307,552

Goodwill	1,183,188	1,389,045
Other intangibles, Net	2,865,956	3,508,310
Debt issuance costs, long-term	113,100	150,800
Other assets	268,050	313,524
Total Assets	$10,022,623	$12,110,307

Liabilities and Stockholders' Equity
Current Liabilities
Accounts payable	$2,233,562	$1,756,678
Notes payable	530,471	334,413
Credit Lines	790,897	300,697
Accrued expenses	2,390,956	2,333,099
Deferred taxes	220,530	248,117
Obligations under capital leases	44,873	54,510
Billings in excess of related costs and
estimated earnings on uncompleted contracts	1,043,579	1,179,779
Customer advances	1,370,907	1,361,496
Current liabilities of discontinued operations	503,753	607,552
Total Current Liabilities	9,129,528	8,176,341

Long Term Liabilities
Notes Payable	569,706	668,826
Obligations under capital leases	53,679	52,541
Deferred taxes	681,488	837,424
Other liabilities	98,885	104,624
Liability for warrants to purchase common stock	109,000	-
Total Long Term Liabilities	1,512,758	1,663,415
Total Liabilities	10,642,286	9,839,756

Commitments and contingencies

Stockholders' Equity (Deficit)
Common stock, $.001 par value 4,375,000
shares authorized, 3,447,002 and 3,426,938 shares issued at June 30, 2010 and December 31, 2009, and 3,408,237 and 3,388,173 shares outstanding
at June 30, 2010 and December 31, 2009, respectively	3,447	3,427
Additional paid-in capital	35,380,848	35,442,460
Accumulated deficit	(36,335,885)	(33,607,123)
Accumulated other comprehensive income	1,058,616	1,158,476
	107,026	2,997,240
Less: Treasury stock, at cost, 38,765 shares	(726,689)	(726,689)
Total Stockholders’ Equity (Deficit)	(619,663)	2,270,551

Total Liabilities and Stockholders’ Equity (Deficit)	$10,022,623	$12,110,307

See accompanying notes to the consolidated condensed financial statements.

ENCORIUM GROUP, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
(UNAUDITED)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2010	2009	2010	2009
Revenue
Net revenue	$3,775,262	$4,483,263	$6,776,622	$9,021,436
Reimbursement revenue	613,238	799,315	1,169,403	1,915,366
Total Revenue	4,388,500	5,282,578	7,946,025	10,936,802

Operating Expenses
Direct	2,654,449	3,421,074	5,450,989	6,364,975
Reimbursement out-of-pocket expenses	613,238	799,315	1,169,403	1,915,366
Selling, general and administrative	1,800,114	2,238,561	3,810,830	4,320,868
Depreciation and amortization	95,959	92,877	190,541	183,375
Total Operating Expenses	5,163,760	6,551,827	10,621,763	12,784,584

Loss from Operations	(775,260)	(1,269,249)	(2,675,738)	(1,847,782)

Interest Income	-	1,064	-	10,107
Interest Expense	(60,691)	(2,059)	(74,976)	(14,563)
Net Interest (Expense)	(60,691)	(995)	(74,976)	(4,456)

Gain on Warrants	15,301	-	15,301	-

Net Loss from continuing operations before Income Taxes	(820,650)	(1,270,244)	(2,735,413)	(1,852,238)

Income Tax Expense (Benefit)	(15,493)	11	(22,082)	(7,927)

Net Loss from continuing operations	$(805,157)	$(1,270,255)	$(2,713,331)	$(1,844,311)

Net Loss from discontinued operations	-	(674,416)	(15,431)	(295,580)

Income Tax Expense (Benefit)	-	-	-	-

Net Loss	$(805,157)	$(1,944,671)	$(2,728,762)	$(2,139,891)

Weighted Average Common and Common Equivalent Shares Outstanding

Basic and diluted	3,404,048	2,565,485	3,396,154	2,565,485

Net Loss per Common Share
Continuing Operations	$(0.24)	$(0.50)	$(0.80)	$(0.72)
Discontinued Operations	$-	$(0.26)	$-	$(0.11)

Net Loss per Common Share	$(0.24)	$(0.76)	$(0.80)	$(0.83)

See accompanying notes to the consolidated condensed financial statements.

ENCORIUM GROUP, INC
CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)

	Six Months Ended June 30,
	2010	2009
Net Cash Used By Operating Activities	$(852,617)	$(4,713,471)

Investing Activities:
Purchases of property and equipment	(75,983)	(36,258)
Net Cash Used By Investing Activities	(75,983)	(36,258)

Financing Activities:
Payments under capital leases	(23,805)	(46,742)
Net cash from short-term borrowings	850,530	275,567
Net Cash Provided By Financing Activities	826,725	228,825

Effect of Exchange Rate Changes on Cash and Cash Equivalents	81,752	(346,218)

Net Decrease In Cash and Cash Equivalents	(20,123)	(4,867,122)

Cash and Cash Equivalents, Beginning of Period	196,583	5,705,818

Cash and Cash Equivalents, End of Period	$176,460	$838,696

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

On July 19, 2010, the Company acquired Progenitor Holding AG, a corporation organized in Switzerland (“Progenitor Holding”) and its operating subsidiaries organized in Mexico, Panama, Argentina, Chile, Switzerland, India and Hong Kong (collectively referred to herein as “Progenitor”).  Progenitor is a European headquartered emerging market clinical research organization providing international drug development services in emerging market regions. Pursuant to the terms of a Stock Purchase Agreement on July 19, 2010 the Company purchased from the shareholders of Progenitor Holding all of issued and outstanding shares of Progenitor Holding.  See Note 16, Subsequent Events.

The Company is currently listed on The NASDAQ Capital Market.  On August 25, 2009, the Company received a letter from The NASDAQ Stock Market notifying the Company that, based on its Form 10-Q for the period ended June 30, 2009, the Company’s stockholders’ equity did not comply with the minimum $2.5 million stockholders’ equity requirement for continued listing on The NASDAQ Capital Market. As provided in the NASDAQ Marketplace Rules, the Company submitted to NASDAQ a plan and timeline to achieve and sustain compliance. NASDAQ granted the Company an extension until December 8, 2009 to comply and notified Company that, if at the time of its periodic report for the year ending December 31, 2009, the Company did not evidence compliance; the Company’s common stock may be subject to delisting.  As of December 31, 2009 the stockholders' equity of the Company was $2.3 million, which failed to meet the $2.5 million minimum stockholders equity requirement.  The Company received a delisting action on April 22, 2010 from the NASDAQ Stock Market notifying the Company of its failure to comply with the requirement.  In accordance with the terms of the Market Place Rules, the Company requested a hearing before the NASDAQ Listing Qualifications Panel.  The Company met with the NASDAQ Listing Qualifications Panel on June 10, 2010 and presented its plan of compliance which was substantially based on its acquisition of Progenitor and the successful completion of a proposed rights offering pursuant to the terms of the Registration Statement on Form S-1 filed by the Company with the Securities and Exchange Commission on June 10, 2010.  On July 9, 2010 the Listing Qualifications Panel granted the Company’s request for continued listing, subject to certain conditions, including that on or before October 19, 2010, the Company must disclose the closing of the proposed rights offering and the resulting stockholders’ equity which must be at least $2.5 million and provided that the Company is able to demonstrate compliance with all other requirements for continued listing on The Nasdaq Capital Market.  There can be no assurances that the Company will be able to successfully complete the rights offering by October 19 or otherwise be able to demonstrate compliance with all other requirements for continued listing.

In the event the Company's stock is ultimately delisted, the Company anticipates that its common stock would be eligible to trade on the OTC Bulletin Board or in the "Pink Sheets." However, securities may become eligible for such trading only if a market maker makes application to register and quote the security in accordance with SEC Rule 15c2-11, and such application is cleared. Only a market maker may file such application.   See   “Risk Factors” for a discussion of some of the risks involved in investing in our shares of common stock.

On February 16, 2010, the Company effected a one-for-eight reverse split of its Common Stock effective at 5 PM Eastern Time on February 16, 2010. The Company implemented the reverse stock split under the authority granted to the Board of Directors by the Company's stockholders at the annual meeting of stockholders held on January 8, 2010, to affect a reverse stock split of the Company's Common Stock, par value $0.001 per share, at a ratio within a range of from one-for-three to one-for-ten shares. As a result of the reverse stock split, each eight shares of issued and outstanding shares of the Company Common Stock were combined and reconstituted as one share of Common Stock, par value $0.001 per share, of the Company. The reverse stock split reduced the number of outstanding shares of Common Stock from 27,105,383 shares to 3,388,173 shares. All fractional shares which would have otherwise resulted from the reverse stock split were rounded up to the nearest whole share in lieu of fractional shares.  On the Company's balance sheet, the aggregate par value of the issued Common Stock was reduced by reclassifying the par value amount of the eliminated shares of Common Stock to additional paid-in capital. All per share amounts and outstanding shares, including all Common Stock equivalents, stock options, equity compensation plans, and warrants, have been retroactively restated in the Financial Statements and in the Notes to the Financial Statements for all period presented to reflect the reverse stock split.

The accompanying consolidated condensed financial statements have been prepared on the basis of the company continuing as a going concern.

We anticipate that will meet our cash requirements through September of 2011, assuming we are able to fully implement our current costs cutting initiatives, we are able to win additional contracts during fiscal 2010 and we are able to maintain our current customer contracts. In the event we are unable to do so, in order for the Company to continue as a going concern, we will be required to obtain additional capital or significantly reduce our operating costs, which may include the cessation of operations in some countries.

Our ability to obtain additional financing in the future will depend in part upon prevailing capital market conditions, as well as conditions in our business and our operating results; and those factors may affect our efforts to arrange additional financing on terms that are satisfactory to us or at all.  Given the current levels of the trading price of the Company’s common stock, if the Company was to raise additional capital by issuing equity securities other than to existing stockholders, existing stockholders’ percentage ownership would be reduced and they would experience substantial dilution. If we were to raise additional funds by issuing debt securities, these debt securities would have rights, preferences, and privileges senior to those of our common stock, and the terms of the debt securities issued could impose significant restrictions on our operations. These factors have raised substantial doubt about our ability to continue as a going concern for the foreseeable future. If we are unable to obtain additional capital, we will scale back our operations until such capital is obtained. Our consolidated condensed financial statements do not include any adjustment to reflect the possible future effects on the recoverability or classification of assets or the amounts and classification of liabilities that may result from the outcome of our ability to continue as a going concern.

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES:

Basis of Presentation

The accompanying unaudited Consolidated Condensed Financial Statements have been prepared in conformity with accounting principles generally accepted in the United States of America (“generally accepted accounting principles”) and with the instructions to Form 10-Q. Certain information and accounting policies and footnote disclosures normally included in financial statements prepared in conformity with accounting principles generally accepted in the United States of America have been condensed or omitted pursuant to such instructions, although Encorium believes that the included disclosures are adequate for a fair presentation. The information furnished reflects all adjustments (consisting of normal recurring adjustments), which are, in the opinion of management, necessary for a fair summary of the financial position, results of operations and cash flows for the interim periods presented. These Consolidated Condensed Financial Statements should be read in conjunction with the Consolidated Condensed Financial Statements and notes thereto filed with the Company’s Annual Report on Form 10-K for the year ended December 31, 2009.

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

Consolidation

The consolidated condensed financial statements for the three and six months ended June 30, 2010 and 2009 include our accounts and the accounts of our wholly-owned subsidiaries. Intercompany transactions and balances have been eliminated in consolidation.

Cash and Cash Equivalents

We consider all highly liquid debt instruments purchased with an original maturity of three months or less to be cash equivalents.

We maintain cash accounts at several institutions in Europe and one in the US. Deposits in Europe are generally insured by individual states up to € 50,000 for each account (approximately $61 thousand as of June 30, 2010). Accounts in the US are generally insured up to $250,000 for each account. As of June 30, 2010 our cash and cash equivalents were based primarily in Europe with two institutions. To date, the Company has not experienced any loss or lack of access to its invested cash or cash equivalents, however, there can be no assurance that access to invested balances will not be impacted by adverse conditions in the financial and credit markets.

Investigator Advances

We received advance payments from a small number of our clients as part of long-term contracts, which includes a separate cash account to be utilized for payment of investigator fees. As of June 30, 2010 and December 31, 2009, this cash amount was $12 thousand and $20 thousand, respectively. This amount is also included in customer advances within current liabilities in the accompanying balance sheets.

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

As is customary in the industry, we will continue to exclude from revenue and expense in the Consolidated Condensed Statements of Operations fees paid to investigators and the associated reimbursement since we acts as an agent on behalf of the pharmaceutical company sponsors with regard to investigator payments.  These investigator fees are not reflected in our Net Revenue, Reimbursement Revenue, Reimbursement Out-of-Pocket Expenses, and/or Direct Expenses. The amounts of these investigator fees were $164 thousand and $491 thousand for the three months ended June 30, 2010 and 2009, respectively. The amounts of these investigator fees were $518 thousand and $983 thousand for the six months ended June 30, 2010 and 2009, respectively.

Accounts Receivable

Accounts receivable and costs and estimated earnings in excess of related billings on completed contracts represent amounts due from our clients who are concentrated primarily in the pharmaceutical and biotechnology industries.

Concentration of Credit Risk

Our accounts receivable and costs and estimated earnings in excess of related billings on uncompleted contracts are concentrated with a small number of companies within the pharmaceutical and biotechnology industries. The significant majority of this exposure is to large, well established firms. Credit losses have historically been minimal. As of June 30, 2010 and December 31, 2009, the total of accounts receivable and costs and estimated earnings in excess of related billings on uncompleted contracts was $4.0 million and $5.2 million respectively. The following table sets forth the exposure to our top clients:

	June 30, 2010		December 31, 2009
	Total of Accounts Receivable and cost and estimated earnings in excess of billings	Percentage	Total of Accounts Receivable and cost and estimated earnings in excess of billings	Percentage

Client A	$1,760,399	44%	$1,716,077	33%
Client B	598,642	15%	571,896	11%
Client C	590,495	15%	611,497	12%

Top Clients	$2,949,536	74%	$2,899,470	56%

Several client contracts contain provisions that allow us to bill and receive advance payments to be utilized for investigator fees and reimbursable expenses. In some instances, the client requires that we maintain separate cash accounts to be utilized for investigator fees, which are included as Investigator Advances. Funds received as customer advances, excluding investigator advances for which separate cash accounts are required as part of our contract with the client, are included as part of Cash and Cash Equivalents. The balance of customer advances, including investigator advances of $12 thousand, was $1.4 million as of June 30, 2010. The balance of customer advances, including investigator advances of $19 thousand was $1.4 million as of December 31, 2009. As of June 30, 2010 and December 31, 2009, there were no customer advances billed, but not received.

Financial Instruments

The fair value of cash and cash equivalents, restricted cash, accounts receivable, costs and estimated earnings in excess of related billings on uncompleted contracts, accounts payable, accrued expenses and billings in excess of related costs and estimated earnings on uncompleted contracts, notes payable, credit lines, and obligations under capital leases were not materially different than their carrying amounts as reported at June 30, 2010 and December 31, 2009.

As of June 30, 2010, the Company was not a counter party to any forward foreign exchange contracts.

Property and Equipment

Property and equipment are recorded at cost. Depreciation is provided using the straight-line method over the estimated useful lives of the assets, which range from 3 to 8 years for equipment and furniture and fixtures and the remaining lease term for leasehold improvements and assets under capital lease. Depreciation and amortization, excluding the amortization of intangible assets, for the three months ended June 30, 2010 and 2009 was $32 thousand and $25 thousand respectively. Depreciation and amortization, excluding the amortization of intangible assets, for the six months ended June 30, 2010 and 2009 was $57 thousand and $50 thousand respectively.  Expenditures for maintenance and repairs are charged to expense as incurred. When assets are sold, retired, or fully depreciated the cost and accumulated depreciation are removed from the accounts, and any gain or loss on the sale of property and equipment is included in operations.

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

Goodwill and Intangible Assets

Goodwill is carried at cost and is not amortized. We test goodwill for impairment on an annual basis on November 1st of each fiscal year, relying on a number of factors including operating results, business plans and anticipated future cash flows. Company management uses its judgment in assessing whether goodwill has become impaired between annual impairment tests.   Recoverability of goodwill is evaluated using a two-step process. The first step involves a comparison of the fair value of a reporting unit with its carrying value. If the carrying amount of the reporting unit exceeds its fair value, then the second step of the process involves a comparison of the implied fair value and carrying value of the goodwill of that reporting unit. If the carrying value of the goodwill of a reporting unit exceeds the fair value of that goodwill, an impairment loss is recognized in an amount equal to the excess. Definite-lived intangibles are amortized on a straight-line basis over their useful lives.  We review our other intangible assets for impairment whenever events or changes in circumstances indicate that the carrying amount of the assets may not be recoverable.

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

Under this method deferred tax liabilities and assets are determined based on the difference between the financial statement tax bases of assets and liabilities using enacted tax rates in effect for the year in which the differences are expected to reverse.  At June 30, 2010, the Company recorded a full valuation allowance against its net deferred tax assets and net operating loss carry-forwards given that it is more likely than not that the deferred tax asset will not be realized.

The Company files its tax returns as prescribed by the tax laws of the jurisdiction in which it operates. None of the Company’s tax filings in these jurisdictions are currently under audit. The Company’s policy is to recognize interest and penalties in Other Expense.

Earnings (Loss) Per Share

Earnings (loss) per share is calculated in accordance with ASC 260, “Earnings Per Share”, (“ASC 260”).  Basic earnings (loss) per share is computed by dividing net income (loss) for the period by the weighted average number of common shares outstanding during the period. Diluted earnings (loss) per share is computed by dividing net income (loss) by the weighted average number of common shares plus the dilutive effect of warrants and outstanding stock options under the Company’s equity incentive plans. For 2010 and 2009 diluted net loss per common share is the same as basic net loss per common share, since the effects of potentially dilutive securities are anti-dilutive.

Recently Issued Accounting Standards

In January 2010, the FASB issued ASU No. 2010-6, “Improving Disclosures About Fair Value Measurements”, which provides amendments to ASC 820  “Fair Value Measurements and Disclosures”, including requiring reporting entities to make more robust disclosures about (1) the different classes of assets and liabilities measured at fair value, (2) the valuation techniques and inputs used, (3) the activity in Level 3 fair value measurements including information on purchases, sales, issuances, and settlements on a gross basis and (4) the transfers between Levels 1, 2, and 3. The standard is effective for annual reporting periods beginning after December 15, 2009, except for Level 3 reconciliation disclosures, which are effective for annual periods beginning after December 15, 2010.  The Company adopted the standard for Levels 1 and 2 on January 1, 2010, and does not expect the adoption of the standard for Level 3, on January 1, 2011, to have a material impact on its consolidated financial statements.

In December 2009, the FASB issued ASU No. 2009-17, “Improvements to Financial Reporting by Enterprises Involved with Variable Interest Entities”, which amends ASC 810, “Consolidation”  to address the elimination of the concept of a qualifying special purpose entity. The standard also replaces the quantitative-based risks and rewards calculation for determining which enterprise has a controlling financial interest in a variable interest entity with an approach focused on identifying which enterprise has the power to direct the activities of a variable interest entity and the obligation to absorb losses of the entity or the right to receive benefits from the entity. This standard also requires continuous reassessments of whether an enterprise is the primary beneficiary of a VIE whereas previous accounting guidance required reconsideration of whether an enterprise was the primary beneficiary of a VIE only when specific events had occurred. The standard provides more timely and useful information about an enterprise's involvement with a variable interest entity and became effective as of the beginning of interim and annual reporting periods that begin after November 15, 2009.  The Company adopted the standard on January 1, 2010 and the adoption did not have a material impact on its consolidated financial statements.

The FASB updated ASC Topic 810, “Consolidations” (“ASC Topic 810”), and ASC Topic 860, “ Transfers and Servicing ” (“ASC Topic 860”), which significantly changed the accounting for transfers of financial assets and the criteria for determining whether to consolidate a variable interest entity (VIE). The update to ASC Topic 860 eliminates the qualifying special purpose entity (QSPE) concept, establishes conditions for reporting a transfer of a portion of a financial asset as a sale, clarifies the financial asset de-recognition criteria, revises how interests retained by the transferor in a sale of financial assets initially are measured, and removes the guaranteed mortgage securitization re-characterization provisions. The update to ASC Topic 810 requires reporting entities to evaluate former QSPEs for consolidation, changes the approach to determining a VIE's primary beneficiary from a mainly quantitative assessment to an exclusively qualitative assessment designed to identify a controlling financial interest, and increases the frequency of required reassessments to determine whether a company is the primary beneficiary of a VIE. The Company adopted the provisions of these staff positions effective January 1, 2010. The adoption of these staff positions could impact future transactions entered into by the Company.

New Accounting Pronouncements Not Yet Effective

In October 2009, the FASB issued ASU 2009-13, Multiple-Deliverable Revenue Arrangements, (amendments to ASC Topic 605, “Revenue Recognition”) (“ASU 2009-13”) and ASU 2009-14, “ Certain Arrangements that Include Software Elements”, ( amendments to ASC Topic 985 , “Software”)  (“ASU 2009-14”). ASU 2009-13 requires entities to allocate revenue in an arrangement using estimated selling prices of the delivered goods and services based on a selling price hierarchy. The amendments eliminate the residual method of revenue allocation and require revenue to be allocated using the relative selling price method. ASU 2009-14 removes tangible products from the scope of software revenue guidance and provides guidance on determining whether software deliverables in an arrangement that includes a tangible product are covered by the scope of the software revenue guidance. ASU 2009-13 and ASU 2009-14 should be applied on a prospective basis for revenue arrangements entered into or materially modified in fiscal years beginning on or after June 15, 2010, with early adoption permitted. The Company is currently evaluating the impact of the adoption of these ASUs on its consolidated results of operations or financial condition.  The Company will implement the standard effective January 1, 2011.

In April 2010, the FASB issued ASU 2010-13, Topic 718, “Compensation—Stock Compensation” (“ASU 2010-13”), which addresses the classification of an employee share-based payment award with an exercise price denominated in the currency of a market in which the underlying equity security trades.  ASU 2010-13 specifies that a share-based payment awarded that contains a condition that is not a market, performance, or service condition is required to be classified as a liability unless it otherwise qualifies as equity.  The amendment is effective for fiscal years, and interim period beginning on or after December 15, 2010.  The Company is currently evaluating the impact of the adoption of ASU 2010-13 on its consolidated results of operations of financial condition. The Company will implement the standard effective January 1, 2011.

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

In accordance with ASC 360, the operational results and cash flows of the U.S. line of business are presented as discontinued operations.  Net Revenues from discontinued operations for the three months ended June 30, 2010 and 2009 were $0 and $1.3 million, respectively.  Net Revenues from discontinued operations for the six months ended June 30, 2010 and 2009 were $0 and $3.8 million, respectively.  Loss from discontinued operations before taxes for the three months ended June 30, 2010 and June 30, 2009 was $0 and $674 thousand respectively.  Loss from discontinued operations before taxes for the six months ended June 30, 2010 and June 30, 2009 was $15 thousand and $296 thousand respectively.  The operating results related to the US line of business are included in discontinued operations.

The assets and liabilities of discontinued operations at June 30, 2010 and December 31, 2009 were as follows:

	June 30,	December 31,
	2010	2009
Accounts receivable, net	$-	$28,832
Current assets of discontinued operations	$-	$28,832

Accounts payable	$397,509	$485,203
Accrued expenses	42,409	58,514
Billings in excess of related costs and
estimated earnings on uncompleted contracts	53,368	53,368
Customer advances	10,467	10,467
Current liabilities of discontinued operations	$503,753	$607,552

4. LINES OF CREDIT

As of June 30, 2010, the Company had four lines of credit for its European operations totaling $1.1 million with interest and outstanding amounts as per the following table:

Lender	Credit Line	Interest Rate	Effective rate at June 30, 2010	Amount outstdanding at June 30, 2010	Amount outstanding at December 31, 2009

Svenska Handelsbanken AB	$610,400	Handelsbanken Avista plus 2.35%	2.55%	$541,904	$459
Sampo Pankki Oyj	366,240	Sampo viitepaivaluottokorko plus 3.5%	5.00%	157,458	300,238
Svenska Handelsbanken AB	64,078	Handelsbanken's base rate	6.35%	61,436	-
Svenska Handelsbanken AB	81,946	Handelsbanken's base rate	6.15%	30,098	-

Total	$1,122,664			$790,896	$300,697

Commitments by the lenders are valid indefinitely, subject to other terms and conditions of the underlying agreements.  (Amounts were converted based on an exchange rate of 1.00 EUR ~ 1.2208 USD and 1.00 EUR ~ 1.4332 USD for June 30, 2010 and December 31, 2009, respectively).

The lines of credit are collateralized by substantially all assets of the Company and a personal guarantee of our Chief Executive Officer in the amount of $122 thousand.

5. NOTES PAYABLE

Notes payable consist of the following:

	June 30,	December 31,
	2010	2009
Promissory Note collateralized by substantially all assests of Encorium Oy and certain assets of related parties payable in equal semi-annual installments of $142,426 plus interest. On June 28, 2010, the original terms of the Note were modified to extend the note by 6 months and defer the initial semi-annual installment to December of 2010.
The Promissory Note bears interest at the six month euribor plus 2.35% (3.41% at June 30, 2010).	$854,559	$1,003,239

Unsecured promissory note due to shareholder. The Promissory Note bears interest at 5% for amounts	245,618	-
outstanding through August 31, 2010 and 7% for ammounts outstanding thereafter.

Less current portion	(530,471)	(334,413)

Total notes payable net of current portion	$569,706	$668,826

(Amounts were converted based on an exchange rate at June 30, 2010 and December 31, 2009 of 1.00 EUR ~ 1.2208 USD and ~ 1.00 EUR ~ 1.4332 USD, respectively)

6. EARNINGS PER SHARE

Earnings (loss) per share is calculated in accordance with ASC 260. Basic earnings (loss) per share is computed by dividing net income (loss) for the period by the weighted average number of common shares outstanding during the period. Diluted earnings (loss) per share is computed by dividing net income (loss) by the weighted average number of common shares plus the dilutive effect of outstanding stock options under the Company’s equity incentive plans. For the three and six months ended June 30, 2010 and 2009, diluted net loss per common share is the same as basic net loss per share, since the effects of potentially dilutive securities are anitdilutive. Stock options outstanding that are not included in the table below because of their anti-dilutive effect for the six months ended June 30, 2010 and June 30, 2009 were 151,458 and 97,500 respectively. Warrants outstanding that are not included in the table below because of their anti-dilutive effect for the six months ended June 30, 2010 and 2009 were 54,633 and 109,266, respectively.

The net loss and weighted average common and common equivalent shares outstanding for purposes of calculating net loss per common share were computed as follows:

	Three months ended June 30,		Six months ended June 30,
	2010	2009	2010	2009

Net Loss	$(805,157)	$(1,944,660)	$(2,728,762)	$(2,139,891)

Weighted average number of common shares
outstanding used in computuing basic and diluted loss per share	3,404,048	2,565,448	3,396,154	2,565,448

Basic and diluted loss per share	$(0.24)	$(0.76)	$(0.80)	$(0.83)

7. COMPREHENSIVE LOSS

A reconciliation of comprehensive loss is as follows:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2010	2009	2010	2009

Net loss	$(805,157)	$(1,944,671)	$(2,728,762)	$(2,139,891)

Foreign currency
translation adjustment	11,609	1,121,646	99,860	719,642
Comprehensive (loss)	$(793,548)	$(823,025)	$(2,628,902)	$(1,420,249)

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

The following table summarizes the distribution of net revenue and contracts with significant clients:

	Three Months Ended June 30,				Six Months Ended June 30,
	2010		2009		2010		2009
	Percentage of Revenues	Number of Contracts	Percentage of Revenues	Number of Contracts	Percentage of Revenues	Number of Contracts	Percentage of Revenues	Number of Contracts
Client A	42%	13	37%	11	32%	13	36%	13
Client B	18%	7	14%	8	17%	8	6%	8

Top Clients	60%	20	51%	19	49%	21	42%	21

9.  STOCKHOLDERS EQUITY

Treasury Stock

In October 2008 the Company approved a stock repurchase program in an amount of up to $250,000. There were no purchases of Common Stock during 2010.  There were 38,765 common shares in treasury as of June 30, 2010. The shares are valued using the cost method of accounting for treasury stock.

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

	Three Months Ended June 30,		Six Months Ended June 30,
	2010	2009	2010	2009

Risk-free interest rate	—	—	3.15%	2.20%-2.55%
Expected dividend yield	—	—	—	—
Expected life	—	—	7 years	7 years
Expected volatility	—	—	117.46%	72.50%
Forfeiture rate	—	—	—	15.00%

A summary of award activity under the stock option plans as of June 30, 2010 and changes during the six month period is presented below:

			Weighted
		Range of	Average
		Exercise	Exercise
	Number of	Prices	Price per	Intrinsic
	Shares	per Share	Share	Value
Options outstanding at December 31, 2009	75,417	$1.92 - $48.64	$5.93	-
Granted	81,250	$1.45	1.45	$97,500
Exercised	-	-	-	-
Canceled	(1,667)	$48.64	48.64	-
Options outstanding at March 31, 2010	155,000	$1.45 - $48.64	$3.12	-
Granted	-	-	-	-
Exercised	-	-	-	-
Canceled	(3,542)	$1.92 - $15.20	5.83	-
Options outstanding at June 30, 2010	151,458	$1.45 - $48.64	$3.06	-

Vested options outstanding at:
June 30, 2010	32,085	$1.92 - $48.64	$7.38	-
Non-vested options outstanding at:
June 30, 2010	119,373	$1.45 - $48.64	$0.91	$207,709

Approximately 94,354 options, net of forfeitures, of the 119,373 non-vested options as of June 30, 2010 will vest within the next year.

As of June 30, 2010, there was approximately $109 thousand of total unrecognized compensation cost related to unvested share-based compensation awards granted under the stock option plans.  That cost is expected to be recognized over a weighted-average period of approximately 2.4 years.

Based upon the above assumptions, the weighted average fair value of the stock options granted for the six months ended June 30, 2010 and 2009 was $1.29 and $1.60, respectively.  There were no options granted for the three months ended June 30, 2010 and 2009, respectively.

The Company has a policy of issuing new shares to satisfy share option exercises.

The following table summarizes information regarding stock options outstanding at June 30, 2010:

Options Outstanding
		Weighted	Weighted
		Average	Average
	Number	Remaining	Exercise
Range of	Outstanding at	Contractual	Price
Exercise	June 30,	Life in	per
Prices	2010	Years	Share
$1.00 - $1.50	81,250	9.72	$1.45
1.51 - 2.00	26,250	8.43	1.94
2.01 - 2.50	9,375	8.59	2.32
2.51 - 3.00	5,625	8.35	2.88
3.01 - 3.50	21,875	9.38	3.28
12.51 - 13.00	2,500	7.92	12.80
15.01 - 15.50	2,083	7.70	15.20
48.51 - 49.00	2,500	6.57	48.64
	151,458	9.22	$3.06

The following table summarizes information regarding exercisable stock options at June 30, 2010:

Options Exercisable
		Weighted	Weighted
	Number of	Average	Average
	Exercisable	Remaining	Exercise
Range of	Options at	Contractual	Price
Exercise	June 30,	Life in	Per
Prices	2010	Years	Share
1.51 - 2.00	20,001	8.43	$1.94
2.01 - 2.50	3,126	8.59	2.32
2.51 - 3.00	1,875	8.35	2.88
12.51 - 13.00	2,500	7.92	12.80
15.01 - 15.50	2,083	7.95	15.20
48.51 - 49.00	2,500	6.82	48.64
	32,085	8.21	$7.38

A summary of stock options expected to vest in the next twelve months is as follows:

Options Expected To Vest
		Weighted	Weighted
	Options	Average	Average
	Expected	Remaining	Exercise
Range of	to Vest	Contractual	Price
Exercise	Net of	Life in	Per
Prices	Fortietures	Years	Share
$1.00 - $1.50	81,250	9.72	$1.45
1.51 - 2.00	2,656	8.43	1.92
2.01 - 2.50	2,656	8.59	2.32
2.51 - 3.00	1,594	8.35	2.88
3.01 - 3.50	6,198	9.38	3.28
	94,354	9.36	$1.58

The estimated annual share-based compensation expense relating to ASC 718 for the twelve months ended December 31, 2010 is expected to be $113 thousand. The Company recognized stock-based compensation expense of $32 thousand and $22 thousand for the three months ended June 30, 2010 and 2009, respectively.  The Company recognized stock-based compensation expense of $63 thousand and $79 thousand for the six months ended June 30, 2010 and 2009, respectively.

11. SUPPLEMENTAL CASH FLOW INFORMATION

No income tax payments were required for the three months and six ended June 30, 2010 and 2009. Cash paid for interest for the six months ended June 30, 2010 and 2009 was approximately $36 and $15 thousand, respectively. We  entered into a new capital lease obligation during the six months ended June 30, 2010 for $32 thousand. We did not enter into any capital lease obligations during the six months ended June 30, 2009. We did not acquire any property and equipment through leasing arrangements during the six months ended June 30, 2009.

For the six months ended June 30, 2010, included in non-cash financing activities was $80 thousand related to the cash-less exercise of 54,633 warrants.

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

The Company also acquired $6.5 million of unidentifiable intangible assets in connection with the Encorium Oy acquisition. Of the $6.5 million of acquired intangible assets, $3.9 million was attributed to customer relationships, $2.6 million was attributable to backlog and $53 thousand was attributable to a non-compete agreement. All of these intangibles are subject to amortization on a straight-line basis. The estimated useful lives for customer relationships, backlog and non-compete agreement are 16 years, 18 months and 4 years, respectively. Amortization expense for the three months ended June 30, 2010 and 2009 was $64 thousand and $68 thousand, respectively.  Amortization expense for the six months ended June 30, 2010 and 2009 was $133 thousand, respectively. As of June 30, 2010, estimated amortization of intangibles for the five fiscal years subsequent to June 30, 2010 is as follows:

2010	$120,287
2011	232,028
2012	232,028
2013	232,028
2014	232,028

13. INCOME TAXES

The Company accounts for income taxes in accordance with the provisions of FASB ASC 740, “Accounting for Income Taxes” (“ASC 740”).   ASC 740 requires recognition of deferred tax liabilities and assets for the future expected tax consequences of events that have been included in the financial statements or tax returns. Under this method deferred tax liabilities and assets are determined based on the difference between the financial statement tax bases of assets and liabilities using enacted tax rates in effect for the year in which the differences are expected to reverse. At June 30, 2010, the Company recorded a full valuation allowance against its net deferred tax assets and net operating loss carry-forwards given that it is more likely than not that the deferred tax asset will not be realized.

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

Recurring Fair Value Measurements: There were no recurring fair value measurements of liabilities at December 31, 2009.  Liabilities measured at fair value on a recurring basis at June 30, 2010 are as follows:

	Quoted Prices in Active Markets for Identical Liabilities (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Balance at June 30, 2010
Liability for warrants to purchase common stock	—	$109,000	—	$109,000

15. COMMON STOCK AND WARRANTS

In May 2007, the Company sold 218,532 shares of its common stock, $0.001 par value in a private placement (the “Offering”) at a price of $22.88 per share and warrants to purchase an aggregate of 109,266 shares of the Company’s common stock, $0.001 par value, at an exercise price of $4.12 per share for a period of five years commencing six months from the date of issuance to certain investors (the “Investors”). The Offering resulted in aggregate gross proceeds to the Company of $5 million before deducting commissions, fees and expenses. The net proceeds of the transaction are expected to be used to fund organic expansion and, as opportunities arise, for complementary acquisitions, as well as for general corporate purposes and working capital.

In October 2009 the Company entered into Warrant Exchange Agreements (the “Exchange Agreements”) with the Investors pursuant to which the Company issued to the Investors (i) an aggregate of 233,000 shares of Common Stock (collectively, the “Exchange Shares”); and (ii) warrants to purchase an aggregate of 109,266 shares of Common Stock, exercisable for a period of five years from the issue date of October 16, 2009, at an exercise price of $3.20 per share (collectively, the “Exchange Warrants“). The Exchange Shares and Exchange Warrants were issued in exchange for warrants issued to the Investors in the Offering. Except as described above, the terms of the Exchange Warrants, including anti-dilution adjustments, are substantially similar to those of the Original Warrants. The Company obtained stockholder approval for the issuance of stock upon exercise of the Exchange Warrants at its Annual Meeting of stockholders held on January 8, 2010.

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

In accordance with ASC 815, an ongoing evaluation is performed to determine whether the warrants are readily convertible to cash.  Beginning on March 31, 2010, due to the increase in daily trading volume, the warrants were readily convertible to cash.  As a result, the warrants now meet the definition of a derivative and are recorded at fair value and classified as a liability on the balance sheet. The liability for warrants to purchase common stock are revalued at each balance sheet date and marked to fair value with the corresponding adjustment recognized as "gain or loss on warrants" in the statements of operations.

As of June 30, 2010, the fair value of the liability for warrants to purchase common stock was $109 thousand.  The assumptions used to value the liability at June 30, 2010 were:  weighted average exercise price of $3.20, weighted average life of 4.3 years, volatility 113%, and risk free interest rate of 2.55%.

On April 19, 2010, 54,633 warrants were exercised in a cashless exercise resulting in 20,064 shares being issued to the exercising warrant holder.  The exercise of these warrants resulted in a gain on warrant of $15 thousand for the three and six months ended June 30, 2010.

At June 30, 2010, the Company had 54,633 warrants outstanding to purchase its common stock at and exercise price of $3.20 and an expiration date of October 16, 2014.

At December 31, 2009, the Company had 109,266 warrants outstanding to purchase its common stock at an exercise price of $3.20 and an expiration date of October 16, 2014.

In October 2009, the Company sold 492,188 shares of its common stock, $0.001 par value in a private placement (the 2009 Offering) at a price of $3.20 per share to an individual investor.  The 2009 Offering resulted in aggregate proceeds of $1,575,000 to be used for general corporate purposes and working capital.

In December 2009, the Company issued a Note to Finnvera plc. The current value of the note at June 30, 2010 was $854,559 (see Note 5).  In connection with this Note, the investor in the 2009 Offering and the Company’s Chief Executive Officer (the “Guarantors”) issued personal guarantees as collateral with an aggregate value of $586 thousand.  In consideration for the personal guarantees, the Company issued 97,500 shares of its common stock, par value $0.001 on a pro-rata basis to the Guarantors.  The value of the shares has been recorded as debt issuance costs and will be amortized over the life of the Note.  As of June 30, 2010 the total debt issuance costs and accumulated amortization were $188 thousand and $38 thousand, respectively.

(Amounts were converted based on an exchange rate at June 30, 2010 of 1.00 EUR ~ 1.2208 USD)

16. SUBSEQUENT EVENTS

On July 19, 2010, the Company acquired Progenitor Holding AG, a corporation organized in Switzerland (“Progenitor Holding”) and its operating subsidiaries organized in Mexico, Panama, Argentina, Chile, Switzerland, India and Hong Kong (collectively referred to herein as “Progenitor”).  Progenitor is a European headquartered emerging market clinical research organization providing international drug development services in emerging market regions. Pursuant to the terms of a Stock Purchase Agreement on July 19, 2010 the Company purchased from the shareholders of Progenitor Holding all of issued and outstanding shares of Progenitor Holding.

The consideration for the acquisition was a combination of cash and stock valued at $2.0 million, plus earn-out consideration of $1.8 million payable as follows:

On closing of the transaction, the Company paid to the former shareholders of Progenitor Holding $977 thousand and an additional $366 thousand on July 27, 2010.  In addition, the former shareholders of Progenitor Holding will be entitled to the additional compensation as follows:

•         Sixty days after July 19, 2010, the former shareholders of Progenitor are entitled to receive common stock of the Company having an aggregate value of EURO 375,000, with each share being valued at the greater of (i) the average daily closing price of the Company’s common stock on the Nasdaq Capital Market for the 30 consecutive trading days after July 19, 2010 or (ii) $2.50, which we refer to as the “Closing Stock Consideration”.  For purposes of calculating the Closing Stock Consideration the USD share value shall be translated to EUROs using the exchange rate of USD 1.292 : EURO 1.00.

•         On or prior to April 30, 2011 (or at a later date if the dispute resolution provisions of the transaction documentation are required to determine the 2010 earnout consideration) and subject to any amount due from the former shareholders of Progenitor Holding to the Company pursuant to transaction documentation, the shareholders will be entitled to receive an additional number of shares of the Company’s common stock, which we refer to as the “2010 earnout consideration,” based on Progenitor’s consolidated earnings before interest, taxes, depreciation and amortization for the fiscal year ending December 31, 2010, calculated under U.S. GAAP, which we refer to as “2010 EBITDA,” as follows:

o
If 2010 EBITDA is equal to or greater than EURO 400,000, the 2010 earnout consideration shall be as follows: (A) a cash payment equal to 70% of the amount obtained by multiplying 2.2 by the 2010 EBITDA, and (B) the number of shares of common stock of the Company equal to 30% of the quotient obtained by dividing (1) the amount obtained by multiplying 2.2 by the 2010 EBITDA by (2) the greater of the average daily closing price of the Company’s common stock from December 1, 2010 to February 28, 2011 or $3.00.  For purposes of calculating the 2010 earnout consideration, the USD share value shall be translated to EUROs using the average daily exchange rate for the period January 1, 2010 to December 31, 2010.

o
If 2010 EBITDA is equal to or greater than EURO 200,000 but less than EURO 400,000, the 2010 earnout amount shall be as follows: (A) a cash payment equal to 70% of the amount obtained by multiplying 1.5 by the 2010 EBITDA, and (B) the number of shares of common stock of the Company equal to 30% of the quotient obtained by dividing (1) the amount obtained by multiplying 1.5 by the 2010 EBITDA by (2) the greater of the average daily closing price of the Company’s common stock from December 1, 2010 to February 28, 2011 or $3.00.  For purposes of calculating the 2010 earnout consideration, the USD share value shall be translated to EUROs using the average daily exchange rate for the period January 1, 2010 to December 31, 2010.

o	If 2010 EBITDA is less than EURO 200,000, the 2010 earnout consideration shall be zero.

•         On or prior to February 28, 2012 (or at a later date if the dispute resolution provisions of the transaction documentation are required to determine the 2011 earnout consideration) and subject to any amount due from the former  shareholders of Progenitor Holding to the Company pursuant to the transaction documentation, the former shareholders of Progenitor Holding will be entitled to receive an additional number of shares of our common stock, which we refer to as the “2011 earnout consideration,” based on Progenitor’s consolidated earnings before interest, taxes, depreciation and amortization for the fiscal year ending December 31, 2011, calculated under U.S. GAAP, which we refer to as “2011 EBITDA,” as follows:

o
if 2011 EBITDA is equal to or greater than EURO 450,000, the 2011 earnout consideration shall be as follows: (A) a cash payment equal to 70% of the amount obtained by multiplying 2.2 by the 2011 EBITDA, and (B) the number of shares of common stock of the Company equal to 30% of the quotient obtained by dividing (1) the amount obtained by multiplying 2.2 by the 2011 EBITDA by (2) the greater of the average daily closing price of the Company’s common stock from December 1, 2011 to February 28, 2012 or $3.00.  For purposes of calculating the 2011 earnout consideration, the USD share value shall be translated to EUROs using the average daily exchange rate for the period January 1, 2011 to December 31, 2011.

o
if 2011 EBITDA is equal to or greater than EURO 250,000 but less than EURO 450,000, the 2011 earnout consideration shall be as follows: (A) a cash payment equal to 70% of the amount obtained by multiplying 1.5 by the 2011 EBITDA, and (B) the number of shares of common stock of the Company equal to 30% of the quotient obtained by dividing (1) the amount obtained by multiplying 1.5 by the 2011 EBITDA by (2) the greater of the  average daily closing price of the company’s common stock from December 1, 2011 to February 28, 2012 or $3.00.  For purposes of calculating the 2011 earnout consideration, the USD share value shall be translated to EUROs using the average daily exchange rate for the period January 1, 2011 to December 31, 2011.

o	If 2011 EBITDA is less than EURO 250,000, the 2011 earnout consideration shall be zero.

•	subject to any amounts due from the former shareholders of Progenitor Holding to the Company, 18 months after July 19, 2010, the Company shall (i) pay, or cause to be paid to the former shareholders of Progenitor Holding, the sum of EURO 150,000 and (ii) issue to the former shareholders of Progenitor Holding common stock of the Company having an aggregate value of EURO 75,000, with each share being valued at the greater of (A) the average daily closing price of the Company’s common stock on the Nasdaq Capital Market for the thirty consecutive trading days after the date of Closing or (B) $2.50 (which we refer to herein as the “Holdback Amount”).

Under the terms of transaction documentation, the consideration payable to the former shareholders of Progenitor Holding described above is subject to the following post-closing adjustment:

•
Within 60 days following July 19, 2010, the Company shall prepare and deliver to the former shareholders of Progenitor Holding an unaudited balance sheet of Progenitor Holding as of July 19, 2010, which shall include a statement of the working capital of Progenitor Holding (on a consolidated basis).  In the event Progenitor Holding’s working capital is less than EURO 100,000 the deficiency shall be offset from the Holdback Amount.  In the event Progenitor Holding’s working capital is greater than EURO 100,000, then the Company will pay the former shareholders of Progenitor Holding any surplus within 5 days of determination of the amount due.

The Company financed the cash component of the purchase consideration by issuing an unsecured note in the amount of  $1.3 million to Ilari Koskelo, a significant stockholder of the Company.  The note bears interest at 5% per year on the unpaid principal through October 31, 2010 and 7% per year on the unpaid principal after November 1, 2010.  The principal is payable on demand after September 1, 2010.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

In this discussion, the terms “Company,” “we,” “us” and “our” refer to Encorium Group, Inc. and our consolidated subsidiaries, except where it is made clear otherwise.

Forward Looking Statements

When used in this Report on Form 10-Q and in other public statements, both oral and written, by the Company and Company officers, the words “estimate,” “project,” “expect,” “intend,” “believe,” “anticipate” and similar expressions are intended to identify forward-looking statements regarding events and trends that may affect our future operating results and financial position. Such statements are subject to risks and uncertainties that could cause our actual results and financial position to differ materially. Such factors include, among others: (i) the risk that we may not have sufficient funds to operate our business; (ii) our success in attracting new business and retaining existing clients and projects; (iii) the size, duration and timing of clinical trials we are currently managing may change unexpectedly; (iv) the termination, delay or cancellation of clinical trials we are currently managing could cause revenues and cash-on-hand to decline unexpectedly; (v) the timing difference between our receipt of contract milestone or scheduled payments and our incurring costs to manage these trials; (vi) outsourcing trends in the pharmaceutical, biotechnology and medical device industries; (vii) the ability to maintain profit margins in a competitive marketplace; (viii) our ability to attract and retain qualified personnel; (ix) the sensitivity of our business to general economic conditions; (x) other economic, competitive, governmental and technological factors affecting our operations, markets, products, services and prices; (xi) announced awards received from existing and potential customers are not definitive until fully negotiated contracts are executed by the parties; (xii) our backlog may not be indicative of future results and may not generate the revenues expected; and (xiii) uncertainties regarding the availability of additional capital and continued listing of our common stock on Nasdaq. You should not place undue reliance on any forward-looking statement. We undertake no obligation to publicly release the result of any revision of these forward-looking statements to reflect events or circumstances after the date they are made or to reflect the occurrence of unanticipated events. Please refer to the section entitled “Risk Factors” beginning on page 41 in this Quarterly Report on Form 10-Q for the period ended June 30, 2010 for a more complete discussion of factors which could cause our actual results and financial position to change.

Overview

We are a clinical research organization that engages in the design and management of complex clinical trials for the pharmaceutical, biotechnology and medical device industries. We were initially incorporated in August 1998 in Nevada. In June 2002, we changed our state of incorporation to Delaware. In November 2006, we expanded our international operations with the acquisition of our wholly-owned subsidiary, Encorium Oy, a CRO founded in 1996 in Finland, which offers clinical trial services to the pharmaceutical and medical device industries. Since 2006 we have conducted substantially all of our European operations through Encorium Oy and its wholly-owned subsidiaries located in Denmark, Estonia, Sweden, Lithuania, Romania, Germany and Poland. On July 16, 2009 the Company sold substantially all of the assets relating to the Company’s US line of business to Pierrel Research USA, Inc., the result of which the Company no longer has any employees or significant operations in the United States. Due to this sale, for the three and six months ended June 30, 2010 and 2009, the results of the U.S. business have been presented as discontinued operations in the consolidated condensed financial statements.

The following discussion should be read in conjunction with the Company’s consolidated financial statements and notes thereto.

The Company is currently listed on The NASDAQ Capital Market.  On August 25, 2009, the Company received a letter from The NASDAQ Stock Market notifying the Company that, based on its Form 10-Q for the period ended June 30, 2009, the Company’s stockholders’ equity did not comply with the minimum $2.5 million stockholders’ equity requirement for continued listing on The NASDAQ Capital Market. As provided in the NASDAQ Marketplace Rules, the Company submitted to NASDAQ a plan and timeline to achieve and sustain compliance. NASDAQ granted the Company an extension until December 8, 2009 to comply and notified Company that, if at the time of its periodic report for the year ending December 31, 2009, the Company did not evidence compliance; the Company’s common stock may be subject to delisting.  As of December 31, 2009 the stockholders' equity of the Company was $2.3 million, which failed to meet the $2.5 million minimum stockholders equity requirement.  The Company received a delisting action on April 22, 2010 from the NASDAQ Stock Market notifying the Company of its failure to comply with the requirement.  In accordance with the terms of the Market Place Rules, the Company requested a hearing before the NASDAQ Listing Qualifications Panel.  The Company met with the NASDAQ Listing Qualifications Panel on June 10, 2010 and presented its plan of compliance which was substantially based on its acquisition of Progenitor and the successful completion of a proposed rights offering pursuant to the terms of the Registration Statement on Form S-1 filed by the Company with the Securities and Exchange Commission on June 10, 2010.  On July 9, 2010 the Listing Qualifications Panel granted the Company’s request for continued listing, subject to certain conditions, including that on or before October 19, 2010, the Company must disclose the closing of the proposed rights offering and the resulting stockholders’ equity which must be at least $2.5 million and provided that the Company is able to demonstrate compliance with all other requirements for continued listing on The Nasdaq Capital Market.  There can be no assurances that the Company will be able to successfully complete the rights offering by October 19 or otherwise be able to demonstrate compliance with all other requirements for continued listing.

On February 16, 2010, the Company effected a one-for-eight reverse split of its Common Stock effective at 5 PM Eastern Time on February 16, 2010. The Company implemented the reverse stock split under the authority granted to the Board of Directors by the Company's stockholders at the annual meeting of stockholders held on January 8, 2010, to affect a reverse stock split of the Company's Common Stock, par value $0.001 per share, at a ratio within a range of from one-for-three to one-for-ten shares. As a result of the reverse stock split, each eight shares of issued and outstanding shares of the Company Common Stock were combined and reconstituted as one share of Common Stock, par value $0.001 per share, of the Company. The reverse stock split reduced the number of outstanding shares of Common Stock from 27,105,383 shares to 3,388,173 shares. All fractional shares which would have otherwise resulted from the reverse stock split were rounded up to the nearest whole share in lieu of fractional shares.  On the Company's balance sheet, the aggregate par value of the issued Common Stock was reduced by reclassifying the par value amount of the eliminated shares of Common Stock to additional paid-in capital. All per share amounts and outstanding shares, including all Common Stock equivalents, stock options, equity compensation plans, and warrants, have been retroactively restated in the Financial Statements and in the Notes to the Financial Statements for all period presented to reflect the reverse stock split.

On July 19, 2010, the Company acquired Progenitor Holding AG, a corporation organized in Switzerland (“Progenitor Holding”) and its operating subsidiaries organized in Mexico, Panama, Argentina, Chile, Switzerland, India and Hong Kong (collectively referred to herein as “Progenitor”).  Progenitor is a European headquartered emerging market clinical research organization providing international drug development services in emerging market regions. Pursuant to the terms of a Stock Purchase Agreement on July 19, 2010 the Company purchased from the shareholders of Progenitor Holding all of issued and outstanding shares of Progenitor Holding.

The consideration for the acquisition was a combination of cash and stock valued at $2.0 million, plus earn-out consideration of up to $1.8 million.  The earn-out is subject to the achievement of certain targets as set forth in the purchase agreement and if achieved, will be payable during the first quarter of 2011 and 2012.

The Company financed the cash component of the purchase consideration by issuing an unsecured note in the amount of  $1.3 million to Ilari Koskelo, a significant stockholder of the Company.  The note bears interest at 5% per year on the unpaid principal through October 31, 2010 and 7% per year on the unpaid principal after November 1, 2010.  The principal is payable on demand after September 1, 2010.

Historically our net cash used in operations has been substantial. Our net cash used in operations for the six months ended June 30, 2010 was $853 thousand. Our cash and cash equivalents as of June 30, 2010 was $176 thousand. We anticipate that will meet our cash requirements at least into the third quarter of 2011, assuming we are able to fully implement our current costs cutting initiatives, we are able to win additional contracts during fiscal 2010 and we are able to maintain our current customer contracts.  Our ability to obtain additional financing in the future will depend in part upon prevailing capital market conditions, as well as conditions in our business and our operating results; and those factors may affect our efforts to arrange additional financing on terms that are satisfactory to us or at all. If we are unable to secure additional financing on terms acceptable to us and on a timely basis, we may significantly reduce our operating costs, which may include the cessation of operations in some countries. Our consolidated condensed financial statements do not include any adjustment to reflect the possible future effects on the recoverability or classification of assets or the amounts and classification of liabilities that may result from the outcome of our ability to continue as a going concern.

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

General

The information set forth and discussed below for the three and six months ended June 30, 2010 and 2009 is derived from the Consolidated Condensed Financial Statements included elsewhere herein. The financial information set forth and discussed below is unaudited but, in the opinion of management, reflects all adjustments (primarily consisting of normal recurring adjustments) necessary for a fair presentation of such information. The results of our operations for a particular quarter may not be indicative of results expected during the other quarters or for the entire year.

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

Our backlog relative to continuing operations was approximately $16.6 million as of June 30, 2010 as compared to $19.6 million as of June 30, 2009. Our backlog consists of anticipated net revenue from signed contracts and letters of intent that either have not started but are anticipated to begin in the near future or are in process and have not yet been completed. Many of our studies and projects are performed over an extended period of time, which may be several years. Amounts included in backlog have not yet been recognized as net revenue in our Consolidated Statements of Operations. Once contracted work begins, net revenue is recognized over the life of the contract on a proportional performance basis. The recognition of net revenue and contract terminations, if any, reduces our backlog while the awarding of new business increases our backlog. For the six months ended June 30, 2010 we obtained approximately $9.1 million of new business awards as compared to approximately $4.8 million for the six months ended June 30, 2009.

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

Percentage of net revenue, excluding reimbursable out-of-pocket expenses:

	% of Net Revenue		% of Net Revenue
	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2010	2009	2010	2009

Net revenue	100%	100%	100%	100%
Total Revenue	100%	100%	100%	100%

Operating Expenses
Direct	70.3%	76.3%	80.4%	70.6%
Reimbursement out-of-pocket expenses	16.2%	17.8%	17.3%	21.2%
Selling, general and administrative	47.7%	49.9%	56.2%	47.9%
Depreciation and amortization	2.5%	2.1%	2.8%	2.0%

Loss from Operations	(20.5%)	(28.3%)	(39.5%)	(20.5%)

Net Loss from continuing operations	(21.3%)	(28.3%)	(40.0%)	(20.4%)

Net Loss	(21.3%)	(43.4%)	(40.3%)	(23.7%)

Contractual Obligations and Commitments

We entered into a $32 thousand capital lease obligation during the six months ended June 30, 2010 pursuant to the acquisition of certain software applications.  We did not enter into any capital lease obligations for the six months ended June 30, 2009. We are committed under a number of non-cancelable operating leases, primarily related to office space and other office equipment.

Below is a summary of our future payment commitments by year under contractual obligations. Actual amounts paid under these agreements could be higher or lower than the amounts shown below as a result of changes in volume and other variables:

	Total	2010	2011	2012	2013
Operating leases	$3,193,564	$853,647	$1,135,550	$731,833	$472,534

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

Consolidation

The consolidated condensed financial statements for the three and six months ended June 30, 2010 and 2009 include our accounts and the accounts of our wholly-owned subsidiaries. Intercompany transactions and balances have been eliminated in consolidation.

Cash and Cash Equivalents

We consider all highly liquid debt instruments purchased with an original maturity of three months or less to be cash equivalents.

We maintain cash accounts at several institutions in Europe and one in the US. Deposits in Europe are generally insured by individual states up to € 50,000 for each account (approximately $61,000 as of June 30, 2010). Accounts in the US are generally insured up to $250,000 for each account. As of June 30, 2010 our cash and cash equivalents were based primarily in Europe with two institutions. To date, the Company has not experienced any loss or lack of access to its invested cash or cash equivalents, however, there can be no assurance that access to invested balances will not be impacted by adverse conditions in the financial and credit markets.

Investigator Advances

We received advance payments from a small number of our clients as part of long-term contracts, which includes a separate cash account to be utilized for payment of investigator fees. As of June 30, 2010 and December 31, 2009, this cash amount was $12 thousand and $20 thousand, respectively. This amount is also included in customer advances within current liabilities in the accompanying balance sheets.

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

As is customary in the industry, we will continue to exclude from revenue and expense in the Consolidated Condensed Statements of Operations fees paid to investigators and the associated reimbursement since we acts as an agent on behalf of the pharmaceutical company sponsors with regard to investigator payments.  These investigator fees are not reflected in our Net Revenue, Reimbursement Revenue, Reimbursement Out-of-Pocket Expenses, and/or Direct Expenses. The amounts of these investigator fees were $164 thousand and $491 thousand for the three months ended June 30, 2010 and 2009, respectively. The amounts of these investigator fees were $518 thousand and $983 thousand for the six months ended June 30, 2010 and 2009, respectively.

Accounts Receivable

Accounts receivable and costs and estimated earnings in excess of related billings on completed contracts represent amounts due from our clients who are concentrated primarily in the pharmaceutical and biotechnology industries.

Several client contracts contain provisions that allow us to bill and receive advance payments to be utilized for investigator fees and reimbursable expenses. In some instances, the client requires that we maintain separate cash accounts to be utilized for investigator fees, which are included as Investigator Advances. Funds received as customer advances, excluding investigator advances for which separate cash accounts are required as part of our contract with the client, are included as part of Cash and Cash Equivalents. The balance of customer advances, including investigator advances of $12 thousand, was $1.4 million as of June 30, 2010. The balance of customer advances, including investigator advances of $19 thousand was $1.4 million as of December 31, 2009. As of June 30, 2010 and December 31, 2009, there were no customer advances billed, but not received.

Financial Instruments

The fair value of cash and cash equivalents, restricted cash, accounts receivable, costs and estimated earnings in excess of related billings on uncompleted contracts, accounts payable, accrued expenses and billings in excess of related costs and estimated earnings on uncompleted contracts, notes payable, credit lines, and obligations under capital leases were not materially different than their carrying amounts as reported at June 30, 2010 and December 31, 2009.

As of June 30, 2010, the Company was not a counter party to any forward foreign exchange contracts.

Property and Equipment

Property and equipment are recorded at cost. Depreciation is provided using the straight-line method over the estimated useful lives of the assets, which range from 3 to 8 years for equipment and furniture and fixtures and the remaining lease term for leasehold improvements and assets under capital lease. Depreciation and amortization, excluding the amortization of intangible assets, for the six months ended June 30, 2010 and 2009 was $57 thousand and $50 thousand respectively. Expenditures for maintenance and repairs are charged to expense as incurred. When assets are sold, retired, or fully depreciated the cost and accumulated depreciation are removed from the accounts, and any gain or loss on the sale of property and equipment is included in operations.

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

Under this method deferred tax liabilities and assets are determined based on the difference between the financial statement tax bases of assets and liabilities using enacted tax rates in effect for the year in which the differences are expected to reverse. At June 30, 2010, the Company recorded a full valuation allowance against its net deferred tax assets and net operating loss carry-forwards given that it is more likely than not that the deferred tax asset will not be realized.

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

Results of Operations

Three Months Ended June 30, 2010 Compared With Three Months Ended June 30, 2009

Continuing Operations:

Net revenue for the three months ended June 30, 2010 decreased by $700 thousand to $3.8 million as compared to $4.5 million for the three months ended June 30, 2009. The decrease in net revenues was primarily attributable to reduced new business awards, contract cancelations along with the performance of unexpected out of scope work for which revenue can not be recognized until corresponding change orders are executed with the client.  Of the $700 thousand decrease, approximately $325 thousand was due to unfavorable foreign currency fluctuations. For the three months ended June 30, 2010, net revenue from our largest clients amounted to 60% of our net revenue, with the largest clients representing 42%, and 18% of net revenue, respectively.  For the three months ended June 30, 2009, net revenue from these same clients also amounted to 51% of our net revenue, representing 37%, and 14% of net revenue, respectively.

Reimbursement revenue consisted of reimbursable out-of-pocket expenses incurred on behalf of our clients. Reimbursements are made at cost, without mark-up or profit, and therefore have no impact on net income.

Direct expenses included compensation and other expenses directly related to conducting clinical studies. These costs decreased by approximately $800 thousand to $2.6 million for the three months ended June 30, 2010 from $3.4 million for the three months ended June 30, 2009. The decrease in direct expenses was due to reductions in staff and subcontractors utilized on active clinical studies being conducted.  Approximately $230 thousand of the decrease was attributable to favorable foreign currency fluctuations. Direct expenses as a percentage of net revenue were approximately 70% and 76% for the three months ended June 30, 2010 and June 30, 2009, respectively.

Selling, general, and administrative expenses (“SG&A”) includes the salaries, wages and benefits of all administrative, financial and business development personnel and all other support expenses not directly related to specific contracts. These costs decreased approximately $438 thousand to $1.8 million for the three months ended June 30, 2010.  The decrease in SG&A is primarily due to reductions in staff and other costs.  Approximately $100 thousand was attributable to favorable foreign currency fluctuations. As a percentage of revenues, SG&A expenses decreased to 48% for the three months ended June 30, 2010 compared with 50% the prior year period as a result of the combination of cost decreases and favorable foreign currency fluctuations.

Depreciation and amortization expense was approximately $96 thousand and $93 thousand for the three months ended June 30, 2010 and 2009, respectively.

Loss from operations decreased by $494 thousand to $775 thousand for the three months ended June 30, 2010 compared to a loss from operations of $1.3 million from operations for the three months ended June 30, 2009, primarily for the reasons noted in the preceding paragraphs.

Net interest expense for the three months ended June 30, 2010 was approximately $60 thousand compared to net interest expense of $1 thousand for the three months ended June 30, 2009 primarily as a result of an increase level of borrowing under our credit facilities during the three months ended June 30, 2010 compared to the same prior year period.

Net loss from continuing operations for the three months ended June 30, 2010 was $805 thousand, or $(0.24) per common share, as compared to a net loss from continuing operations of $1.3 million, or $(0.50) per common share for the three months ended June 30, 2009.

Discontinued Operations, Net of Tax

The net after tax loss from discontinued operations for the three months ended June 30, 2010 amounted to $0 as compared to the net after tax income of $674 thousand from discontinued continued operations during the three months ended June 30, 2009.

Six Months Ended June 30, 2010 Compared With Six Months Ended June 30, 2009

Continuing Operations:

Net revenue for the six months ended June 30, 2010 decreased by $2.2 million to $6.8 million as compared to $9.0 million for the six months ended June 30, 2009. The decrease in net revenues was primarily attributable to reduced new business awards, contract cancelations along with the performance of unexpected out of scope work for which revenue can not be recognized until corresponding change orders are executed with the client.  Approximately $159 thousand of the decrease was attributable to unfavorable foreign currency fluctuations. For the six months ended June 30, 2010, net revenue from our largest clients amounted to 49% of our net revenue, with the largest clients representing 32%, and 17% of net revenue, respectively. For the six months ended June 30, 2009, net revenue from these same clients also amounted to 42% of our net revenue, representing 36%, and 6% of net revenue, respectively.

Reimbursement revenue consisted of reimbursable out-of-pocket expenses incurred on behalf of our clients. Reimbursements are made at cost, without mark-up or profit, and therefore have no impact on net income.

Direct expenses included compensation and other expenses directly related to conducting clinical studies. These costs decreased by approximately $1.0 million to $5.4 million for the six months ended June 30, 2010 from $6.4 million for the six months ended June 30, 2009. The decrease in direct expenses was due to reductions in staff and subcontractors utilized on active clinical studies being conducted. Approximately $67 thousand of the decrease was attributable to favorable foreign currency fluctuations. Direct expenses as a percentage of net revenue were approximately 80% and 71% for the six months ended June 30, 2010 and June 30, 2009, respectively.

Selling, general, and administrative expenses (“SG&A”) includes the salaries, wages and benefits of all administrative, financial and business development personnel and all other support expenses not directly related to specific contracts. These costs decreased approximately $510 thousand to $3.8 million for the six months ended June 30, 2010. As a percentage of revenues, SG&A expenses increased to 56% for the six months ended June 30, 2010 compared with 48% the prior year period as a result of lower net revenues.

Depreciation and amortization expense was approximately $190 thousand and $183 thousand for the six months ended June 30, 2010 and 2009, respectively.

Loss from operations increased by $900 thousand to $2.7 million for the six months ended June 30, 2010 compared to a loss from operations of $1.8 million from operations for the six months ended June 30, 2009, primarily for the reasons noted in the preceding paragraphs.

Net interest expense for the six months ended June 30, 2010 was approximately $75 thousand compared to net interest expense of $4 thousand for the six months ended June 30, 2009 primarily as a result of an increase level of borrowing under our credit facilities during the six months ended June 30, 2010 compared to the same prior year period.

Net loss from continuing operations for the six months ended June 30, 2010 was $2.7 million, or $(0.80) per common share, as compared to a net loss from continuing operations of $1.8 million, or $(0.72) per common share for the six months ended June 30, 2009.

Discontinued Operations, Net of Tax

The net after tax loss from discontinued operations for the six months ended June 30, 2010 amounted to $15 thousand as compared to the net after tax income of $296 thousand from discontinued continued operations during the six months ended June 30, 2009.

Liquidity and Capital Resources

On July 16, 2009, the Company sold substantially all of the assets relating to the Company’s US line of business to Pierrel Research USA, Inc., the result of which the Company no longer has any employees or significant operations in the United States. Due to this sale, for the three and six months ended June 30, 2010 and 2009, the results of the U.S. business have been presented as discontinued operations in the consolidated financial statements.

On October 19, 2009, we announced that we had completed a private placement of 467,188 shares of its common stock with a private investor for an aggregate purchase price of $1,575,000 or $3.20 per share.

Historically our net cash used in operations has been substantial. Our net cash used in operations for the six months ended June 30, 2010 was $853 thousand. Our cash and cash equivalents as of June 30, 2010 was $176 thousand. We anticipate that will meet our cash requirements at least into the third quarter of 2011, assuming we are able to fully implement our current costs cutting initiatives, we are able to win additional contracts during fiscal 2010 and we are able to maintain our current customer contracts. Our ability to obtain additional financing in the future will depend in part upon prevailing capital market conditions, as well as conditions in our business and our operating results; and those factors may affect our efforts to arrange additional financing on terms that are satisfactory to us or at all. If we are unable to secure additional financing on terms acceptable to us and on a timely basis, we may significantly reduce our operating costs, which may include the cessation of operations in some countries. Our consolidated condensed financial statements do not include any adjustment to reflect the possible future effects on the recoverability or classification of assets or the amounts and classification of liabilities that may result from the outcome of our ability to continue as a going concern.

On July 19, 2010, the Company acquired Progenitor Holding AG, a corporation organized in Switzerland (“Progenitor Holding”) and its operating subsidiaries organized in Mexico, Panama, Argentina, Chile, Switzerland, India and Hong Kong (collectively referred to herein as “Progenitor”).  Progenitor is a European headquartered emerging market clinical research organization providing international drug development services in emerging market regions. Pursuant to the terms of a Stock Purchase Agreement on July 19, 2010 the Company purchased from the shareholders of Progenitor Holding all of issued and outstanding shares of Progenitor Holding.

The consideration for the acquisition was a combination of cash and stock valued at $2.0 million, plus earn-out consideration of $1.8 million.  The earn-out is subject to the achievement of certain targets as defined in the underlying agreements and will be payable, if these targets are met during the first quarter of 2011 and 2012.

The Company financed the cash component of the purchase consideration by issuing an unsecured note in the amount of  $1.3 million to Ilari Koskelo, a significant Stockholder of the Company.  The note bears interest at 5% per year on the unpaid principal through October 31, 2010 and 7% per year on the unpaid principal after November 1, 2010.  The principal is payable on demand after September 1, 2010

The accompanying consolidated condensed financial statements have been prepared on the basis of the Company continuing as a going concern. However, the factors summarized above have raised substantial doubt about our ability to continue as a going concern for the foreseeable future.

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

Net revenue is recognized on a proportional performance basis. We typically receive a low volume of large-dollar receipts. As a result, the number of days net revenue outstanding in accounts receivable, costs and estimated earnings in excess of related billings, customer advances, and billings in excess of related costs will fluctuate due to the timing and size of billings and cash receipts. At June 30, 2010, the net days revenue outstanding decreased by 11 days to 20 days compared to 31 days at December 31, 2009. Compared to December 31, 2009, accounts receivable decreased $870 thousand to $2.6 million at June 30, 2010, primarily due the reduction in overall projects and the related billing schedules.

Costs and estimated earnings in excess of related billings on uncompleted contracts decreased by approximately $372 thousand to $1.4 million as of June 30, 2010 compared to $1.7 million as of December 31, 2009. The balance at June 30, 2010 primarily consisted of 3 clinical trials. The top two balances constituted 35% and 22% of the balance.  This balance is mostly attributable to a delay in the timing of billings compared to when the work was performed.

Our net cash used by operating activities was approximately $853 thousand for the six months ended June 30, 2010, compared to net cash used by operating activities of $4.7 million for the six months ended June 30, 2009. The $3.8 million decrease is primarily related to decreases in billings in excess of related costs and estimated earnings on uncompleted contracts and customer advances for the six months ended June 30, 2010 as compared to same prior year period. Net cash used by investing activities was $76 thousand for the six months ended June 30, 2010 and represented purchases of computer equipment and software applications. This compares to net cash used by investing activities of $36 thousand for the six months ended June 30, 2009, which was also used to purchase computer equipment and software applications. Net cash provided by financing activities was $827 thousand for the six months ended June 30, 2010, compared with net cash used by financing activities of $229 thousand for the six months ended June 30, 2009. The primary difference related to $851 thousand of short-term borrowings used to fund operations during the first six months of 2010 as compared to $275 thousand for the six months ended June 30, 2009.

As a result of these cash flows, our cash and cash equivalents balance at June 30, 2010, was $176 thousand as compared to $197 thousand at December 31, 2009.

We purchased approximately $108 thousand of computer equipment and software applications for six months ended June 30, 2010. We anticipate capital expenditures of approximately $75,000—$125,000 during the remainder of 2010, primarily for leasehold improvements, software applications, workstations, personal computer equipment and related assets.

Recently Issued Accounting Standards

In January 2010, the FASB issued ASU No. 2010-6, “Improving Disclosures About Fair Value Measurements”, which provides amendments to ASC 820  “Fair Value Measurements and Disclosures”, including requiring reporting entities to make more robust disclosures about (1) the different classes of assets and liabilities measured at fair value, (2) the valuation techniques and inputs used, (3) the activity in Level 3 fair value measurements including information on purchases, sales, issuances, and settlements on a gross basis and (4) the transfers between Levels 1, 2, and 3. The standard is effective for annual reporting periods beginning after December 15, 2009, except for Level 3 reconciliation disclosures, which are effective for annual periods beginning after December 15, 2010.  The Company adopted the standard for Levels 1 and 2 on January 1, 2010, and does not expect the adoption of the standard for Level 3, on January 1, 2011, to have a material impact on its consolidated financial statements.

In December 2009, the FASB issued ASU No. 2009-17, “Improvements to Financial Reporting by Enterprises Involved with Variable Interest Entities”, which amends ASC 810, “Consolidation”  to address the elimination of the concept of a qualifying special purpose entity. The standard also replaces the quantitative-based risks and rewards calculation for determining which enterprise has a controlling financial interest in a variable interest entity with an approach focused on identifying which enterprise has the power to direct the activities of a variable interest entity and the obligation to absorb losses of the entity or the right to receive benefits from the entity. This standard also requires continuous reassessments of whether an enterprise is the primary beneficiary of a VIE whereas previous accounting guidance required reconsideration of whether an enterprise was the primary beneficiary of a VIE only when specific events had occurred. The standard provides more timely and useful information about an enterprise's involvement with a variable interest entity and became effective as of the beginning of interim and annual reporting periods that begin after November 15, 2009.  The Company adopted the standard on January 1, 2010 and the adoption did not have a material impact on its consolidated financial statements.

The FASB updated ASC Topic 810, “Consolidations” (“ASC Topic 810”), and ASC Topic 860, “ Transfers and Servicing ” (ASC Topic 860”), which significantly changed the accounting for transfers of financial assets and the criteria for determining whether to consolidate a variable interest entity (VIE). The update to ASC Topic 860 eliminates the qualifying special purpose entity (QSPE) concept, establishes conditions for reporting a transfer of a portion of a financial asset as a sale, clarifies the financial asset de-recognition criteria, revises how interests retained by the transferor in a sale of financial assets initially are measured, and removes the guaranteed mortgage securitization re-characterization provisions. The update to ASC Topic 810 requires reporting entities to evaluate former QSPEs for consolidation, changes the approach to determining a VIE's primary beneficiary from a mainly quantitative assessment to an exclusively qualitative assessment designed to identify a controlling financial interest, and increases the frequency of required reassessments to determine whether a company is the primary beneficiary of a VIE. The Company adopted the provisions of these staff positions effective January 1, 2010. The adoption of these staff positions could impact future transactions entered into by the Company.

New Accounting Pronouncements Not Yet Effective

In October 2009, the FASB issued ASU 2009-13, Multiple-Deliverable Revenue Arrangements, (amendments to ASC Topic 605, “Revenue Recognition”) (“ASU 2009-13”) and ASU 2009-14, “ Certain Arrangements that Include Software Elements”, ( amendments to ASC Topic 985 , “Software”)  (“ASU 2009-14”). ASU 2009-13 requires entities to allocate revenue in an arrangement using estimated selling prices of the delivered goods and services based on a selling price hierarchy. The amendments eliminate the residual method of revenue allocation and require revenue to be allocated using the relative selling price method. ASU 2009-14 removes tangible products from the scope of software revenue guidance and provides guidance on determining whether software deliverables in an arrangement that includes a tangible product are covered by the scope of the software revenue guidance. ASU 2009-13 and ASU 2009-14 should be applied on a prospective basis for revenue arrangements entered into or materially modified in fiscal years beginning on or after June 15, 2010, with early adoption permitted. The Company is currently evaluating the impact of the adoption of these ASUs on its consolidated results of operations or financial condition.  The Company will implement the standard effective January 1, 2011.

In April 2010, the FASB issued ASU 2010-13, Topic 718, “Compensation—Stock Compensation” (“ASU 2010-13”), which addresses the classification of an employee share-based payment award with an exercise price denominated in the currency of a market in which the underlying equity security trades.  ASU 2010-13 specifies that a share-based payment awarded that contains a condition that is not a market, performance, or service condition is required to be classified as a liability unless it otherwise qualifies as equity.  The amendment is effective for fiscal years, and interim period beginning on or after December 15, 2010.  The Company is currently evaluating the impact of the adoption of ASU 2010-13 on its consolidated results of operations of financial condition. The Company will implement the standard effective January 1, 2011.

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

Our management, including our principal executive and principal financial officers, has evaluated any changes in our internal control over financial reporting that occurred during the quarter ended June 30, 2010, and has concluded that there was no change that occurred during the quarter ended June 30, 2010 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

ITEM 1A.          RISK FACTORS

Risks Related to our Business

We may not be able to meet our cash requirements without implementing cost cutting initiatives, increasing revenues, and maintaining current customer contracts; failure to do so will result in the need to raise additional capital or significantly reduce our operating costs, which may include the cessation of operations in certain countries.

Historically, our net cash used in operations has been substantial. Our net cash used in operations for the six months ended June 30, 2010 was $853 thousand. Our cash and cash equivalents as of June 30, 2010 was $176 thousand as compared to $197 thousand as of December 31, 2009. We anticipate that will meet our cash requirements at least into September of 2011, assuming we are able to fully implement our current costs cutting initiatives, we are able to win additional contracts and we are able to maintain our current customer contracts. In the event we are unable to do so, in order for the Company to continue as a going concern we will be required to obtain additional capital from external sources or significantly reduce our operating costs, which may include the cessation of operations in some countries.

Our ability to obtain additional financing in the future will depend in part upon prevailing capital market conditions, as well as conditions in our business and our operating results; and those factors may affect our efforts to arrange additional financing on terms that are satisfactory to us or at all. Given the current levels of the trading price of the Company’s common stock, if the Company were to raise additional capital by issuing equity securities other than to existing stockholders, existing stockholders’ percentage ownership would be reduced and they would experience substantial dilution. If we were to raise additional funds by issuing debt securities, these debt securities would have rights, preferences, and privileges senior to those of our common stock, and the terms of the debt securities issued could impose significant restrictions on our operations. If we are unable to obtain additional capital, we will scale back our operations until such capital is obtained or seek stockholder approval to wind down operations and liquidate the company.

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

 The Company is currently listed on The NASDAQ Capital Market.  On August 25, 2009, the Company received a letter from The NASDAQ Stock Market notifying the Company that, based on its Form 10-Q for the period ended June 30, 2009, the Company’s stockholders’ equity did not comply with the minimum $2.5 million stockholders’ equity requirement for continued listing on The NASDAQ Capital Market. As provided in the NASDAQ Marketplace Rules, the Company submitted to NASDAQ a plan and timeline to achieve and sustain compliance. NASDAQ granted the Company an extension until December 8, 2009 to comply and notified Company that, if at the time of its periodic report for the year ending December 31, 2009, the Company did not evidence compliance; the Company’s common stock may be subject to delisting.  As of December 31, 2009 the stockholders' equity of the Company was $2.3 million, which failed to meet the $2.5 million minimum stockholders equity requirement.  The Company received a delisting action on April 22, 2010 from the NASDAQ Stock Market notifying the Company of its failure to comply with the requirement.  In accordance with the terms of the Market Place Rules, the Company requested a hearing before the NASDAQ Listing Qualifications Panel.  The Company met with the NASDAQ Listing Qualifications Panel on June 10, 2010 and presented its plan of compliance which was substantially based on its acquisition of Progenitor and the successful completion of a proposed rights offering pursuant to the terms of the Registration Statement on Form S-1 filed by the Company with the Securities and Exchange Commission on June 10, 2010.  On July 9, 2010 the Listing Qualifications Panel granted the Company’s request for continued listing, subject to certain conditions, including that on or before October 19, 2010, the Company must disclose the closing of the proposed rights offering and the resulting stockholders’ equity which must be at least $2.5 million and provided that the Company is able to demonstrate compliance with all other requirements for continued listing on The Nasdaq Capital Market.  There can be no assurances that the Company will be able to successfully complete the rights offering by October 19 or otherwise be able to demonstrate compliance with all other requirements for continued listing.

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

The Company follows the provisions ASC 805, “Business Combinations” and ASC 350, “Goodwill and Other Intangible Assets ,” applicable to business combinations.  In accordance with these standards, goodwill acquired in connection with the acquisition of Encorium Oy was not amortized. In addition, the any goodwill acquired in connection with the acquisition of Progenitor will not be amortized.  Under ASC 350, goodwill is subject to impairment testing annually or whenever events or changes in circumstances indicate that the carrying amount may not be fully recoverable. The Company performed its annual impairment testing as of November 1, 2009 and determined that both goodwill and related intangible assets acquired in connection with the acquisition of Encorium Oy were not impaired and that no adjustment to the carrying value was necessary as of that date.  Impairment testing involves various estimates and assumptions, which could vary, and an analysis of relevant market data and market capitalization. If our stock price continues to decline or if economic conditions continue to deteriorate, we may incur impairment charges which may adversely impact our results of operations and financial condition.

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

Historically, projects in the fields of cardiovascular, oncology, immunology, vaccines, medical devices as well as clinical staff outsourcing have represented 50-75% of our European project work, although the mix of projects is subject to change from year to year..Our net revenues from our top largest clients amounted to 60% of our net revenues representing 42%, and 18%of our net revenues, respectively, for the three months ended June 30, 2010, as compared to the three months ended June 30, 2009 in which net revenues from these clients amounted to 51% of our revenues representing 37%, and  14%. The Company expects that a relatively small number of clients will continue to represent a significant percentage of its net revenue.  Contracts with these clients generally can be terminated on short notice. The loss of business from any one of these significant clients would have a material and adverse effect on its business and revenues.

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

As of June 30, 2010, the Company’s consolidated indebtedness was approximately $2.0 million.  The Company’s level of indebtedness will have several important effects on its future operations. For example, the Company will be required to use a portion of its cash flow from operations for the payment of principal and interest due on its outstanding indebtedness.  In addition, the Company’s outstanding indebtedness and leverage could increase the impact of negative changes in general economic and industry conditions, as well as competitive pressures. Finally, the level of the Company’s outstanding indebtedness may affect its ability to obtain additional financing for working capital, capital expenditures or general corporate purposes.

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

Risks Related to the Acquisition of Progenitor

We may be unable to quickly and effectively integrate operations which could materially adversely affect our combined business, financial condition and results of operations

In order to increase profitability and operating efficiencies, we will need to integrate and coordinate certain key elements, including:

•	service offerings;

•	marketing and business development efforts;

•	management and other professional personnel; and

•	operational systems of Encorium and Progenitor

We may not accomplish the integration smoothly, expeditiously or successfully. The difficulties of combining the companies’ operations include:

•	coordinating the efforts and managing the operation, facilities and decision-making process;

•	integrating organizations whose personnel have diverse business and cultural backgrounds; and

•	combining different corporate cultures.

The process of integrating operations could cause an interruption of, or loss of momentum in, the activities of the combined company’s businesses and the loss of key personnel. We will need to dedicate management resources to the integration process which may distract attention from normal operations. Employee uncertainty and lack of focus during the integration process may also disrupt our businesses. If we fail to complete quickly and effectively the integration of our operations, there could be uncertainty in the marketplace or client concern regarding the impact of the business combination, which could materially adversely affect the financial condition and results of operations of the combined businesses.

The acquisition of Progenitor may affect our ability to hire, train and retain highly qualified professionals which may cause our business to suffer.

Our success following the closing of the business combination will depend upon the retention of senior executives and other key employees from both Encorium and Progenitor who are critical to the continued advancement, development and support of our services, ongoing sales and marketing efforts. The loss for any reason of any key executive officer or of any significant group of our client-serving professionals could negatively affect our business and prospects. Employee uncertainty regarding the effects of the business combination could also cause increased turnover among our employees.

The market price of our common stock may decline as a result of the acquisition of Progenitor.

The market price of our common stock may decline as a result of the acquisition of Progenitor, including if:

•	we do not achieve the perceived benefits of the acquisition as rapidly or to the extent anticipated by financial or industry analysts;

•	the effects of the acquisition on the businesses are not consistent with the expectations of financial or industry analysts; or

Our stockholders will suffer dilution to their equity and voting interests as a result of the acquisition of Progenitor.

In connection with the acquisition of Progenitor, we will issue additional shares to the former stockholders of Progenitor.  If the combined company is unable to realize the strategic and financial benefits currently anticipated from the business combination, the Encorium stockholders will have experienced dilution of their ownership interest without receiving any commensurate benefit.

We could lose clients as a result of uncertainty regarding the acquisition

Uncertainty regarding the acquisition of Progenitor and the ability of Encorium and Progenitor to integrate effectively their operations without significant reduction in quality of service could lead some clients to select other vendors. The loss of business from significant clients could have a negative effect on our business following the closing.

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

ENCORIUM GROUP, INC.

Dated: August 16, 2010	By:	/S/ KAI LINDEVALL, M.D. PH. D.
Kai Lindevall, M.D. Ph. D.
Executive Chairman
(Principal Executive Officer)

Dated: August 16, 2010	By:	/S/ PHILIP L. CALAMIA
Philip L. Calamia
Interim Chief Financial Officer
(Principal Accounting Officer)