Form 10-Q
period 2010-09-30
ENCORIUM GROUP INC
filed 2011-05-05
CIK 856569

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q
(Mark One)
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2010.

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

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: As of April 29, 2011, there were 5,415,500 shares of Encorium Group, Inc. common stock issued, par value $.001 per share, which excludes 38,765 shares in treasury.

ENCORIUM GROUP, INC.

PART I. FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS

ENCORIUM GROUP, INC.
CONSOLIDATED CONDENSED BALANCE SHEETS
(UNAUDITED)

	September 30,	December 31,
	2010	2009
Assets	(UNAUDITED)
Current Assets
Cash and cash equivalents	$187,566	$196,583
Investigator advances	-	19,232
Accounts receivable, less allowance of $317,317 at
September 30, 2010 and $412,973 at December 31, 2009	2,975,099	3,454,173
Prepaid expenses and other	1,375,040	872,722
Costs and estimated earnings in excess of
related billings on uncompleted contracts	640,079	1,794,134
Debt issuance costs, current, net	75,400	75,400
Current assets of discontinued operations	-	28,832
Total Current Assets	5,253,184	6,441,076

Property and Equipment, Net	429,918	307,552

Goodwill	2,449,822	1,389,045
Other intangibles, net	1,238,030	3,508,310
Debt issuance costs, long-term, net	94,250	150,800
Other assets	431,004	313,524
Total Assets	$9,896,208	$12,110,307

Liabilities and Stockholders' Equity
Current Liabilities
Accounts payable	$3,283,129	$1,756,678
Notes payable	317,340	334,413
Notes payable stockholder	1,782,223	-
Credit Lines	847,680	300,697
Accrued expenses	3,373,869	2,333,099
Deferred taxes	174,883	248,117
Obligations under capital leases	95,590	54,510
Billings in excess of related costs and
estimated earnings on uncompleted contracts	1,632,751	1,179,779
Customer advances	1,142,086	1,361,496
Current liabilities of discontinued operations	413,573	607,552
Total Current Liabilities	13,063,124	8,176,341

Long Term Liabilities
Notes Payable	634,666	668,826
Obligations under capital leases	51,408	52,541
Accrued salaries	121,619	-
Deferred taxes	61,381	837,424
Other liabilities	280,246	104,624
Liability for warrants to purchase common stock	65,000	-
Total Long Term Liabilities	1,214,320	1,663,415
Total Liabilities	14,277,444	9,839,756

Commitments and contingencies

Stockholders' Equity (Deficit)
Common stock, $.001 par value 35,000,000 shares authorized,
3,640,802 and 3,426,938 shares issued at September 30, 2010
and December 31, 2009, respectively	3,641	3,427
Additional paid-in capital	35,942,824	35,442,460
Accumulated deficit	(40,199,318)	(33,607,123)
Accumulated other comprehensive income	598,306	1,158,476
	(3,654,547)	2,997,240
Less: Treasury stock, at cost, 38,765 shares	(726,689)	(726,689)
Total Stockholders’ Equity (Deficit)	(4,381,236)	2,270,551

Total Liabilities and Stockholders’ Equity (Deficit)	$9,896,208	$12,110,307

See accompanying notes to the consolidated condensed financial statements.

ENCORIUM GROUP, INC.
CONSOLIDATED CONDENSED STATEMENTS OF OPERATIONS
(UNAUDITED)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2010	2009	2010	2009
Revenue
Net revenue	$2,793,625	$4,446,606	$9,570,247	$13,468,042
Reimbursement revenue	948,479	661,176	2,117,882	2,576,542
Total Revenue	3,742,104	5,107,782	11,688,129	16,044,584

Operating Expenses
Direct	2,497,427	2,905,878	7,948,416	9,270,853
Reimbursement out-of-pocket expenses	948,479	661,176	2,117,882	2,576,542
Selling, general and administrative	1,953,116	2,058,878	5,763,946	6,379,746
Depreciation and amortization	141,180	98,563	331,721	281,938
Impairment loss	2,779,288	-	2,779,288	-
Total Operating Expenses	8,319,490	5,724,495	18,941,253	18,509,079

Loss from Operations	(4,577,386)	(616,713)	(7,253,124)	(2,464,495)

Interest Expense	(63,543)	(26,676)	(138,519)	(31,132)
Net Interest Expense	(63,543)	(26,676)	(138,519)	(31,132)

Gain on warrants	44,000	-	59,301	-

Net Loss from continuing operations before Income Taxes	(4,596,929)	(643,389)	(7,332,342)	(2,495,627)

Income Tax Expense (Benefit)	(733,496)	98,826	(755,578)	90,899

Net Loss from continuing operations	$(3,863,433)	$(742,215)	$(6,576,764)	$(2,586,526)

Net loss from discontinued operations	-	(258,436)	(15,431)	(554,016)

Net Loss	$(3,863,433)	$(1,000,651)	$(6,592,195)	$(3,140,542)

Weighted Average Common and Common Equivalent Shares Outstanding

Basic and diluted	3,420,876	2,565,485	3,404,485	2,565,485

Net Loss per Common Share
Continuing Operations	$(1.13)	$(0.29)	$(1.94)	$(1.00)
Discontinued Operations	$-	$(0.10)	$-	$(0.22)

Net Loss per Common Share	$(1.13)	$(0.39)	$(1.94)	$(1.22)

See accompanying notes to the consolidated condensed financial statements.

ENCORIUM GROUP, INC.
CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS
(UNAUDITED)

	Nine Months Ended September 30,
	2010	2009
Net Cash Used By Operating Activities	$(801,035)	$(5,439,361)

Investing Activities:
Progenitor acquisition, net of cash received	(1,269,949)	-
Purchases of property and equipment	(114,377)	(41,817)
Net Cash Used By Investing Activities	(1,384,326)	(41,817)

Financing Activities:
Payments under capital leases	(11,096)	(79,830)
Net cash from borrowings - stockholder	1,694,756	-
Net cash from short-term borrowings	559,249	701,335
Net Cash Provided By Financing Activities	2,242,909	621,505

Effect of Exchange Rate Changes on Cash and Cash Equivalents	(66,565)	(527,902)

Net Decrease In Cash and Cash Equivalents	(9,017)	(5,387,575)

Cash and Cash Equivalents, Beginning of Period	196,583	5,705,818

Cash and Cash Equivalents, End of Period	$187,566	$318,243

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

On July 19, 2010, the Company acquired Progenitor Holding AG, a corporation organized in Switzerland (“Progenitor Holding”) and its operating subsidiaries organized in Mexico, Panama, Argentina, Chile, Switzerland, India and Hong Kong (collectively referred to herein as “Progenitor”).  Progenitor is a European headquartered emerging market clinical research organization providing international drug development services in emerging market regions. Pursuant to the terms of a Stock Purchase Agreement on July 19, 2010, the Company purchased from the shareholders of Progenitor Holding all of issued and outstanding shares of Progenitor Holding.

On October 20, 2010, the Company received notification that the NASDAQ Qualifications Panel (the "Panel") determined to delist the Company's securities from The NASDAQ Stock Market, effective with the open of business on October 22, 2010, as a result of the Company's failure to regain compliance with the minimum $2.5 million stockholders' equity requirement. The Company’s common stock is currently quoted on the Pink Sheets. Investors can now view real time stock quotes for HLCS at http://www.otcmarkets.com.

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

We anticipate that will meet our cash requirements through September of 2011, assuming we are able to fully implement our current costs cutting initiatives, we are able to win additional contracts during 2011 and we are able to maintain our current customer contracts. In the event we are unable to do so, in order for the Company to continue as a going concern, we will be required to obtain additional capital or significantly reduce our operating costs, which may include the cessation of operations in some countries.

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

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES:

Basis of Presentation

The accompanying unaudited Consolidated Condensed Financial Statements have been prepared in conformity with accounting principles generally accepted in the United States of America (“generally accepted accounting principles”) and with the instructions to Form 10-Q.  Certain information and accounting policies and footnote disclosures normally included in financial statements prepared in conformity with accounting principles generally accepted in the United States of America have been condensed or omitted pursuant to such instructions, although the Company believes that the included disclosures are adequate for a fair presentation. The information furnished reflects all adjustments (consisting of normal recurring adjustments), which are, in the opinion of management, necessary for a fair summary of the financial position, results of operations and cash flows for the interim periods presented. These Consolidated Condensed Financial Statements should be read in conjunction with the Consolidated Condensed Financial Statements and notes thereto filed with the Company’s Annual Report on Form 10-K for the year ended December 31, 2009.

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

Consolidation

The consolidated condensed financial statements for the three and nine months ended September 30, 2010 and 2009 include our accounts and the accounts of our wholly-owned subsidiaries. Intercompany transactions and balances have been eliminated in consolidation.

Cash and Cash Equivalents

We consider all highly liquid debt instruments purchased with an original maturity of three months or less to be cash equivalents.

We maintain cash accounts at several institutions in Europe and one in the U.S. Deposits in Europe are generally insured by individual states up to € 50,000 for each account (approximately $68 thousand as of September 30, 2010). Accounts in the U.S. are generally insured up to $250,000 for each account. As of September 30, 2010, our cash and cash equivalents were based primarily in Europe with two institutions. To date, the Company has not experienced any loss or lack of access to its invested cash or cash equivalents, however, there can be no assurance that access to invested balances will not be impacted by adverse conditions in the financial and credit markets.

Investigator Advances

We received advance payments from a small number of our clients as part of long-term contracts, which includes a separate cash account to be utilized for payment of investigator fees. As of September 30, 2010 and December 31, 2009, this cash amount was $0 and $20 thousand, respectively. This amount is also included in customer advances within current liabilities in the accompanying balance sheets.

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

In the past, we have had to commit unanticipated resources to complete projects resulting in lower gross margins on those projects. We may experience similar situations in the future.  Should our estimated costs on fixed price contracts prove to be low in comparison to actual costs, future margins could be reduced, absent our ability to negotiate a contract modification.

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

As is customary in the industry, we will continue to exclude from revenue and expense in the Consolidated Condensed Statements of Operations fees paid to investigators and the associated reimbursement since we acts as an agent on behalf of the pharmaceutical company sponsors with regard to investigator payments.  These investigator fees are not reflected in our Net Revenue, Reimbursement Revenue, Reimbursement Out-of-Pocket Expenses, and/or Direct Expenses. The amounts of these investigator fees were $79 thousand and $54 thousand for the three months ended September 30, 2010 and 2009, respectively. The amounts of these investigator fees were $563 thousand and $1.0 million for the nine months ended September 30, 2010 and 2009, respectively.

Accounts Receivable

Accounts receivable and costs and estimated earnings in excess of related billings on completed contracts represent amounts due from our clients who are concentrated primarily in the pharmaceutical and biotechnology industries.

Concentration of Credit Risk

Our accounts receivable and costs and estimated earnings in excess of related billings on uncompleted contracts are concentrated with a small number of companies within the pharmaceutical and biotechnology industries. The significant majority of this exposure is to large, well established firms. Credit losses have historically been minimal. As of September 30, 2010 and December 31, 2009, the total of accounts receivable and costs and estimated earnings in excess of related billings on uncompleted contracts was $3.6 million and $5.2 million respectively. The following table sets forth the exposure to our top clients:

	September 30, 2010		December 31, 2009
	Total of Accounts Receivable and cost and estimated earnings in excess of billings	Percentage	Total of Accounts Receivable and cost and estimated earnings in excess of billings	Percentage

Client A	$754,350	21%	$571,896	11%
Client B	738,537	20%	-	-
Client C	391,076	11%	-	-
Client D	202,533	6%	1,716,077	33%

Top Clients	$2,086,496	58%	$2,287,973	44%

Several client contracts contain provisions that allow us to bill and receive advance payments to be utilized for investigator fees and reimbursable expenses. In some instances, the client requires that we maintain separate cash accounts to be utilized for investigator fees, which are included as Investigator Advances. Funds received as customer advances, excluding investigator advances for which separate cash accounts are required as part of our contract with the client, are included as part of Cash and Cash Equivalents. The balance of customer advances, including investigator advances of $0, was $1.1 million as of September 30, 2010. The balance of customer advances, including investigator advances of $19 thousand, was $1.4 million as of December 31, 2009. As of September 30, 2010 and December 31, 2009, there were no customer advances billed, but not received.

Financial Instruments

The fair value of cash and cash equivalents, restricted cash, accounts receivable, costs and estimated earnings in excess of related billings on uncompleted contracts, accounts payable, accrued expenses and billings in excess of related costs and estimated earnings on uncompleted contracts, notes payable, credit lines, and obligations under capital leases were not materially different than their carrying amounts as reported at September 30, 2010 and December 31, 2009.

As of September 30, 2010, the Company was not a counter party to any forward foreign exchange contracts.

Property and Equipment

Property and equipment are recorded at cost. Depreciation is provided using the straight-line method over the estimated useful lives of the assets, which range from 3 to 8 years for equipment and furniture and fixtures and the remaining lease term for leasehold improvements and assets under capital lease. Depreciation and amortization, excluding the amortization of intangible assets, for the three months ended September 30, 2010 and 2009 was $25 thousand and $26 thousand, respectively. Depreciation and amortization, excluding the amortization of intangible assets, for the nine months ended September 30, 2010 and 2009 was $82 thousand and $77 thousand, respectively.  Expenditures for maintenance and repairs are charged to expense as incurred. When assets are sold, retired, or fully depreciated the cost and accumulated depreciation are removed from the accounts, and any gain or loss on the sale of property and equipment is included in operations.

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

Goodwill and Intangible Assets

Goodwill is carried at cost and is not amortized. We test goodwill for impairment on an annual basis on November 1st of each fiscal year, relying on a number of factors including operating results, business plans and anticipated future cash flows. Company management uses its judgment in assessing whether goodwill has become impaired between annual impairment tests.   Recoverability of goodwill is evaluated using a two-step process. The first step involves a comparison of the fair value of a reporting unit with its carrying value. If the carrying amount of the reporting unit exceeds its fair value, then proceed to the second step of the process which involves a comparison of the implied fair value and carrying value of the goodwill of that reporting unit. If the carrying value of the goodwill of a reporting unit exceeds the fair value of that goodwill, an impairment loss is recognized in an amount equal to the excess. Definite-lived intangibles are amortized on a straight-line basis over their useful lives.  We review our other intangible assets for impairment whenever events or changes in circumstances indicate that the carrying amount of the assets may not be recoverable.

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

Income Taxes

The Company accounts for income taxes in accordance with the provisions of ASC 740, “Accounting for Income Taxes” (“ASC 740”).  ASC 740 requires recognition of deferred tax liabilities and assets for the future expected tax consequences of events that have been included in the financial statements or tax returns.

Under this method deferred tax liabilities and assets are determined based on the difference between the financial statement tax bases of assets and liabilities using enacted tax rates in effect for the year in which the differences are expected to reverse.  At September 30, 2010, the Company recorded a full valuation allowance against its net deferred tax assets and net operating loss carry-forwards given that it is more likely than not that the deferred tax asset will not be realized.

The Company files its tax returns as prescribed by the tax laws of the jurisdiction in which it operates. None of the Company’s tax filings in these jurisdictions are currently under audit. The Company’s policy is to recognize interest and penalties in Other Expense.

Earnings (Loss) Per Share

Earnings (loss) per share is calculated in accordance with ASC 260, “Earnings Per Share” (“ASC 260”).  Basic earnings (loss) per share is computed by dividing net income (loss) for the period by the weighted average number of common shares outstanding during the period. Diluted earnings (loss) per share is computed by dividing net income (loss) by the weighted average number of common shares plus the dilutive effect of warrants and outstanding stock options under the Company’s equity incentive plans. For 2010 and 2009 diluted net loss per common share is the same as basic net loss per common share, since the effects of potentially dilutive securities are anti-dilutive.

Recently Issued Accounting Standards

In January 2010, the FASB issued ASU No. 2010-6, “Improving Disclosures About Fair Value Measurements”, which provides amendments to ASC 820, “Fair Value Measurements and Disclosures” , including requiring reporting entities to make more robust disclosures about (1) the different classes of assets and liabilities measured at fair value, (2) the valuation techniques and inputs used, (3) the activity in Level 3 fair value measurements including information on purchases, sales, issuances, and settlements on a gross basis and (4) the transfers between Levels 1, 2, and 3. The standard is effective for annual reporting periods beginning after December 15, 2009, except for Level 3 reconciliation disclosures, which are effective for annual periods beginning after December 15, 2010.  The Company adopted the standard for Levels 1 and 2 on January 1, 2010, and does not expect the adoption of the standard for Level 3, on January 1, 2011, to have a material impact on its consolidated financial statements.

In December 2009, the FASB issued ASU No. 2009-17, “Improvements to Financial Reporting by Enterprises Involved with Variable Interest Entities”, which amends ASC 810,“Consolidation”,  to address the elimination of the concept of a qualifying special purpose entity. The standard also replaces the quantitative-based risks and rewards calculation for determining which enterprise has a controlling financial interest in a variable interest entity with an approach focused on identifying which enterprise has the power to direct the activities of a variable interest entity and the obligation to absorb losses of the entity or the right to receive benefits from the entity. This standard also requires continuous reassessments of whether an enterprise is the primary beneficiary of a VIE whereas previous accounting guidance required reconsideration of whether an enterprise was the primary beneficiary of a VIE only when specific events had occurred. The standard provides more timely and useful information about an enterprise's involvement with a variable interest entity and became effective as of the beginning of interim and annual reporting periods that begin after November 15, 2009.  The Company adopted the standard on January 1, 2010 and the adoption did not have a material impact on its consolidated financial statements.

The FASB updated ASC Topic 810, “Consolidations” (“ASC Topic 810”), and ASC Topic 860, “Transfers and Servicing ” (ASC Topic 860), which significantly changed the accounting for transfers of financial assets and the criteria for determining whether to consolidate a variable interest entity (VIE). The update to ASC Topic 860 eliminates the qualifying special purpose entity (QSPE) concept, establishes conditions for reporting a transfer of a portion of a financial asset as a sale, clarifies the financial asset de-recognition criteria, revises how interests retained by the transferor in a sale of financial assets initially are measured, and removes the guaranteed mortgage securitization re-characterization provisions. The update to ASC Topic 810 requires reporting entities to evaluate former QSPEs for consolidation, changes the approach to determining a VIE's primary beneficiary from a mainly quantitative assessment to an exclusively qualitative assessment designed to identify a controlling financial interest, and increases the frequency of required reassessments to determine whether a company is the primary beneficiary of a VIE. The Company adopted the provisions of these staff positions effective January 1, 2010. The adoption of these staff positions could impact future transactions entered into by the Company.

In October 2009, the FASB issued ASU 2009-13, “Multiple-Deliverable Revenue Arrangements” (amendments to ASC Topic 605, “Revenue Recognition” ) (“ASU 2009-13”) and ASU 2009-14, “Certain Arrangements that Include Software Elements”, (  amendments to ASC Topic 985, “Software”)   (“ASU 2009-14”).  ASU 2009-13 requires entities to allocate revenue in an arrangement using estimated selling prices of the delivered goods and services based on a selling price hierarchy. The amendments eliminate the residual method of revenue allocation and require revenue to be allocated using the relative selling price method. ASU 2009-14 removes tangible products from the scope of software revenue guidance and provides guidance on determining whether software deliverables in an arrangement that includes a tangible product are covered by the scope of the software revenue guidance. ASU 2009-13 and ASU 2009-14 should be applied on a prospective basis for revenue arrangements entered into or materially modified in fiscal years beginning on or after June 15, 2010, with early adoption permitted. The Company has evaluated the impact of the adoption of these ASUs on its consolidated results of operations or financial condition, and the adoption did not have a material impact on its consolidated financial statements.

In April 2010, the FASB issued ASU 2010-13, Topic 718, “Compensation—Stock Compensation” (“ASU 2010-13”), which addresses the classification of an employee share-based payment award with an exercise price denominated in the currency of a market in which the underlying equity security trades.  ASU 2010-13 specifies that a share-based payment awarded that contains a condition that is not a market, performance, or service condition is required to be classified as a liability unless it otherwise qualifies as equity.  The amendment is effective for fiscal years, and interim period beginning on or after December 15, 2010.  The Company has evaluated the impact of the adoption of this ASU on its consolidated results of operations or financial condition, and the adoption did not have a material impact on its consolidated financial statements.

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

In accordance with ASC 360, the operational results and cash flows of the U.S. line of business are presented as discontinued operations.  Net Revenues from discontinued operations for the three months ended September 30, 2010 and 2009 were $0 and $20 thousand, respectively.  Net Revenues from discontinued operations for the nine months ended September 30, 2010 and 2009 were $0 and $3.8 million, respectively.  Loss from discontinued operations before taxes for the three months ended September 30, 2010 and September 30, 2009 was $0 and $258 thousand, respectively.  Loss from discontinued operations before taxes for the nine months ended September 30, 2010 and September 30, 2009 was $15 thousand and $554 thousand, respectively.  The operating results related to the U.S. line of business are included in discontinued operations.

The assets and liabilities of discontinued operations at September 30, 2010 and December 31, 2009 were as follows:

	September 30,	December 31,
	2010	2009
Accounts receivable, net	$-	$28,832
Current assets of discontinued operations	$-	$28,832

Accounts payable	$307,329	$485,203
Accrued expenses	42,409	58,514
Billings in excess of related costs and
estimated earnings on uncompleted contracts	53,368	53,368
Customer advances	10,467	10,467
Current liabilities of discontinued operations	$413,573	$607,552

4. ACQUISITION

On July 19, 2010, the Company acquired 100% of the outstanding shares of common stock of Progenitor Holding AG (“Progenitor”) in a transaction accounted for using the acquisition method of accounting. Accordingly, the results of operations are included in the Company’s consolidated financial statements from that date forward. Progenitor is a European headquartered emerging market clinical research organization providing drug development services in emerging market regions. The purchase price was $2.57 million including $1.42 million paid in cash at closing and 193,800 shares of common stock valued at $2.50 per share, or $485 thousand, plus working capital adjustment estimated to be $36 thousand and salary guarantees for key employees of Progenitor of $625 thousand.  The purchase price was allocated to assets acquired and liabilities assumed based on their estimated fair value at the date of acquisition. The excess purchase price over those fair values was recorded as goodwill. The fair value assigned to assets acquired and liabilities assumed are based on valuations using management’s estimates and assumptions as of July 19, 2010, the effective date of the acquisition.  Transaction costs incurred by the Company in connection with acquisition consisted of consulting and legal fees totaling $54 thousand.  All transaction costs associated with the acquisition were expensed as incurred.

Unaudited pro forma results of operations resulting from the acquisition of Progenitor that would have been for the nine months ended September 30, 2010 as if the combination had occurred on January 1, 2010:

Nine Months Ended September 30, 2010 (Unaudited)
Net Revenue (1)	9,967,692
Net Loss	6,334,595
Earnings (loss) per share - basic	(1.86)
Earnings (loss) per share – diluted	(1.86)

(1) Excludes reimbursement revenue

Comparative data regarding the pro forma results of Progenitor for the nine months ended September 30, 2009 were not included in the table above due to the lack of data available for the period.

The total consideration provided by the Company to acquire Progenitor is summarized below:

Cash	$1,421,200
Common stock	484,500
Working capital adjustment	36,378
Salary Guarantees	625,470
Total Consideration	$2,567,548

The preliminary allocation of the purchase price is as follows:

Current assets	$447,230
Property, plant and equipment	70,973
Other assets	125,682
Goodwill	1,131,722
Customer relationships	1,057,543
Current liabilities	(130,911)
Non-current liabilities (1)	(134,691)
$2,567,548

(1)  Included in non-current liabilities is a related party note payable between Progenitor Holding AG, Switzerland and Progenitor Germany AG.  Progenitor Germany AG, is a separate legal entity of Progenitor Research International that was not included as part of the Progenitor acquisition.  However, the former shareholders of Progenitor Holding AG, who are also employees of the Company,   remain the majority shareholders of Progenitor Germany AG.

5. LINES OF CREDIT

As of September 30, 2010, the Company had four lines of credit for its European operations totaling $1.25 million with interest and outstanding amounts as per the following table:

Lender	Credit Line	Interest Rate	Effective rate at September 30, 2010	Amount outstdanding at September 30, 2010	Amount outstanding at December 31, 2009

Svenska Handelsbanken AB	$680,000	Handelsbanken Avista plus 2.35%	2.55%	$470,506	$459
Sampo Pankki Oyj	408,000	Sampo viitepaivaluottokorko plus 3.5%	5.00%	246,931	300,238
Svenska Handelsbanken AB	71,384	Handelsbanken's base rate	6.35%	56,803	-
Svenska Handelsbanken AB	91,290	Handelsbanken's base rate	6.15%	73,440	-

Total	$1,250,674			$847,680	$300,697

Commitments by the lenders are valid indefinitely, subject to other terms and conditions of the underlying agreements.  (Amounts were converted based on an exchange rate of 1.00 EUR ~ 1.36 USD and 1.00 EUR ~ 1.4332 USD for September 30, 2010 and December 31, 2009, respectively).  The lines of credit are collateralized by substantially all assets of the Company and a personal guarantee of our Chief Executive Officer in the amount of $136 thousand.  On January 12, 2011, Svenska Handelsbanken AB notified Encorium Oy that it would terminate its line of credit (the “Handelsbanken Line”) with Encorium Oy.  See Subsequent Events Note for further information regarding the description, terms and conditions related to the line of credit with Svenska Handelsbanken AB.

6. NOTES PAYABLE

Notes payable consist of the following:

	September 30,	December 31,
	2010	2009
Promissory Note collateralized by substantially all assests of Encorium Oy and certain assets of related parties payable in equal semi-annual installments of $158,667 plus interest. On December 16, 2010, the terms of the Note were modified to extend the maturity date to December 16, 2013 and defer the initial semi-annual installment to June of 2011.
The Promissory Note bears interest at the six month euribor plus 2.35% (3.41% at September 30, 2010).	$952,006	$1,003,239

Less current portion	(317,340)	(334,413)

Total notes payable net of current portion	$634,666	$668,826

Accrued interest	$8,116	$16,754

Notes payable stockholder

Unsecured promissory note due to stockholder. The Promissory Note bears interest at 5% for amounts	273,556	-
outstanding through August 31, 2010 and 7% for amounts outstanding thereafter.

Unsecured promissory note due to stockholder. The Promissory Note bears interest at 5% for amounts
outstanding through October 31, 2010 and 7% for amounts outstanding thereafter.	1,508,667	-

Total notes payable stockholder	$1,782,223	$-

Accrued interest	$14,230	$-

(Amounts were converted based on an exchange rate at September 30, 2010 and December 31, 2009 of 1.00 EUR ~ 1.36 USD and ~ 1.00 EUR ~ 1.4332 USD, respectively).  In connection with the Company’s rights offering which was completed on October 15, 2010, the Company exchanged the outstanding notes payable due to a stockholder for shares of common stock of the Company.  See Subsequent Events Note for further information.

7. EARNINGS PER SHARE

Earnings (loss) per share is calculated in accordance with ASC 260. Basic earnings (loss) per share is computed by dividing net income (loss) for the period by the weighted average number of common shares outstanding during the period. Diluted earnings (loss) per share is computed by dividing net income (loss) by the weighted average number of common shares plus the dilutive effect of outstanding stock options under the Company’s equity incentive plans. For the three and nine months ended September 30, 2010 and 2009, diluted net loss per common share is the same as basic net loss per share, since the effects of potentially dilutive securities are antidilutive.  Stock options outstanding that are not included in the table below because of their anti-dilutive effect for the three and nine months ended September 30, 2010 and 2009 were 148,125 and 94,375, respectively.  Warrants outstanding that are not included in the table below because of their anti-dilutive effect for the nine months ended September 30, 2010 and 2009 were 54,633 and 109,266, respectively.

The net loss and weighted average common and common equivalent shares outstanding for purposes of calculating net loss per  common share were computed as follows:

	Three months ended September 30,		Nine months ended Spetember 30,
	2010	2009	2010	2009

Net Loss	$(3,863,433)	$(1,000,651)	$(6,592,195)	$(3,140,542)

Weighted average number of common shares
outstanding used in computuing basic and
diluted loss per share	3,420,876	2,565,485	3,404,485	2,565,485

Basic and diluted loss per share	$(1.13)	$(0.39)	$(1.94)	$(1.22)

8. COMPREHENSIVE LOSS

A reconciliation of comprehensive loss is as follows:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2010	2009	2010	2009

Net loss	$(3,863,433)	$(1,000,651)	$(6,592,195)	$(3,140,542)

Foreign currency
translation adjustment	(460,310)	(1,131,037)	(560,170)	(411,395)
Comprehensive income (loss)	$(4,323,743)	$(2,131,688)	$(7,152,365)	$(3,551,937)

9. SEGMENT INFORMATION

The Company follows the provisions of ASC 280, “Disclosures About Segments of an Enterprise and Related Information” which establishes standards for reporting business segment information. The Company operates in one segment predominantly in the clinical research industry providing a broad range of clinical research services on a global basis to the pharmaceutical and biotechnology industries.

The following table summarizes the distribution of net revenue and contracts with significant clients:

	Three Months Ended September 30,				Nine Months Ended September 30,
	2010		2009		2010		2009
	Percentage of Revenues	Number of Contracts	Percentage of Revenues	Number of Contracts	Percentage of Revenues	Number of Contracts	Percentage of Revenues	Number of Contracts
Client A	18%	13	31%	13	28%	13	33%	13
Client B	14%	11	18%	4	16%	11	8%	13
Client C	18%	2	0%	-	10%	2	0%	-
Client D	10%	1	0%	-	3%	1	0%	-

Top Clients	60%	27	49%	17	57%	27	41%	26

10.  STOCKHOLDERS EQUITY

Treasury Stock

In October 2008 the Company approved a stock repurchase program in an amount of up to $250,000. There were no purchases of Common Stock for the nine months ended September 30, 2010.  There were 38,765 common shares in treasury as of September 30, 2010. The shares are valued using the cost method of accounting for treasury stock.

11. STOCK-BASED COMPENSATION

Employee Equity Incentive Plans

2006 Equity Incentive Plan

In November 2006, the Board of Directors approved the 2006 Equity Incentive Plan, which was approved by the stockholdes in November 2006. Upon adoption, a total of 125,000 shares (as adjusted for the 8:1 reverse split which became effective February 16, 2010) were available for grant under this plan. The plan provides for the granting of incentive and non-qualified stock options for the purchase of shares of common stock to directors, officers, employees, advisors and consultants, as defined under the provisions of the plan. Options issued under the plan have typically been subject to a 3 year vesting period with a contractual term of 10 years.

2002 Equity Incentive Plan

In March 2002, the Board of Directors approved the 2002 Equity Incentive Plan, which was approved by the stockholders in June 2002. Upon adoption, a total of 125,000 shares (as adjusted for the 8:1 reverse split which became effective February 16, 2010) were available for grant under this plan. The plan provides for the granting of incentive and non-qualified stock options for the purchase of shares of common stock to directors, officers, employees, advisors and consultants, as defined under the provisions of the plan. Options issued under the plan have typically been subject to a 3 year vesting period with a contractual term of 5 years.

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

	Three Months Ended September 30,		Nine Months Ended September 30,
	2010	2009	2010	2009

Risk-free interest rate	—	—	3.15%	2.20%-2.55%
Expected dividend yield	—	—	—	—
Expected life	—	—	7 years	7 years
Expected volatility	—	—	117.46%	72.50%
Forfeiture rate	—	—	—	15.00%

A summary of award activity under the stock option plans as of September 30, 2010 and changes during the nine month period is presented below:

			Weighted
		Range of	Average
		Exercise	Exercise
	Number of	Prices	Price per	Intrinsic
	Shares	per Share	Share	Value
Options outstanding at December 31, 2009	75,417	$1.92 - $48.64	$5.93	-
Granted	81,250	$1.45	1.45	$28,438
Exercised	-	-	-	-
Canceled	(1,667)	$48.64	48.64	-
Options outstanding at March 31, 2010	155,000	$1.45 - 48.64	$3.12	-
Granted	-	-	-	-
Exercised	-	-	-	-
Canceled	(3,542)	$1.92 - 15.20	5.83	-
Options outstanding at June 30, 2010	151,458	$1.45 - 48.64	$3.06	-
Granted	-	-	-	-
Exercised	-	-	-	-
Canceled	(3,333)	$1.92 - 15.20	10.22	-
Options outstanding at September 30, 2010	148,125	$1.45 - $48.64	$2.90	-

Vested options outstanding at:
September 30, 2010	28,752	$1.92 - $48.64	$7.05	-
Non-vested options outstanding at:
September 30, 2010	119,373	$1.45 - $48.64	$0.91	$106,242

Approximately 82,167 options, net of forfeitures, of the 119,373 non-vested options as of September 30, 2010 will vest within the next year.

As of September 30, 2010, there was approximately $84 thousand of total unrecognized compensation cost related to unvested share-based compensation awards granted under the stock option plans.  That cost is expected to be recognized over a weighted-average period of approximately 2.1 years.

Based upon the above assumptions, the weighted average fair value of the stock options granted for the nine months ended September 30, 2010 and 2009 was $1.29 and $0.20, respectively.  There were no options granted for the three months ended September 30, 2010 and 2009, respectively.

The Company has a policy of issuing new shares to satisfy share option exercises.

The following table summarizes information regarding stock options outstanding at September 30, 2010:

Options Outstanding
		Weighted	Weighted
		Average	Average
	Number	Remaining	Exercise
Range of	Outstanding at	Contractual	Price
Exercise	September 30,	Life in	per
Prices	2010	Years	Share
$1.00 - $1.50	81,250	9.46	$1.45
1.51 - 2.00	25,000	8.18	1.94
2.01 - 2.50	9,375	8.34	2.32
2.51 - 3.00	5,625	8.10	2.88
3.01 - 3.50	21,875	9.13	3.28
12.51 - 13.00	2,500	7.66	12.80
48.51 - 49.00	2,500	6.32	48.64
	148,125	8.99	$2.90

The following table summarizes information regarding exercisable stock options at September 30, 2010:

Options Exercisable
		Weighted	Weighted
	Number of	Average	Average
	Exercisable	Remaining	Exercise
Range of	Options at	Contractual	Price
Exercise	September 30,	Life in	Per
Prices	2010	Years	Share
1.51 - 2.00	18,751	8.18	$1.95
2.01 - 2.50	3,126	8.34	2.32
2.51 - 3.00	1,875	8.10	2.88
12.51 - 13.00	2,500	7.66	12.80
48.51 - 49.00	2,500	6.32	48.64
	28,752	7.99	$7.05

A summary of stock options expected to vest in the next twelve months is as follows:

Options Expected To Vest
		Weighted	Weighted
	Options	Average	Average
	Expected	Remaining	Exercise
Range of	to Vest	Contractual	Price
Exercise	Net of	Life in	Per
Prices	Forfeitures	Years	Share
$1.00 - $1.50	69,063	9.46	$1.45
1.51 - 2.00	2,656	8.18	1.92
2.01 - 2.50	2,656	8.34	2.32
2.51 - 3.00	1,594	8.10	2.88
3.01 - 3.50	6,198	9.13	3.28
	82,167	9.07	$1.60

The estimated annual share-based compensation expense relating to ASC 718 for the twelve months ended December 31, 2010 is expected to be $113 thousand. The Company recognized stock-based compensation expense of $25 thousand and $221 thousand for the three months ended September 30, 2010 and 2009, respectively.  The Company recognized stock-based compensation expense of $88 thousand and $300 thousand for the nine months ended September 30, 2010 and 2009, respectively.

 12. SUPPLEMENTAL CASH FLOW INFORMATION

No income tax payments were required for the three and nine months ended September 30, 2010 and 2009. Cash paid for interest for the nine months ended September 30, 2010 and 2009 was approximately $54 and $31 thousand, respectively. We entered into a new capital lease obligation during the three months ended September 30, 2010 for $62 thousand.  For the nine months ended September 30, 2010, we entered into two new capital lease obligations totaling $94 thousand. We did not enter into any capital lease obligations during the nine months ended September 30, 2009. We did not acquire any property and equipment through leasing arrangements during the nine months ended September 30, 2009.

For the nine months ended September 30, 2010, included in non-cash financing activities was $80 thousand related to the cash-less exercise of 54,633 warrants.  Non-cash investing activities for the nine months ended September 30, 2010,  included $485 thousand of  the Company’s Common Stock that was issued to the former Shareholders of Progenitor Research International in connection with the acquisition and $36 thousand of accrued acquisition costs.

13. GOODWILL AND OTHER INTANGIBLES

Management determined that the Company had two reporting units for the purposes of goodwill impairment testing.  Due to impairment triggers, the Company conducted an interim goodwill impairment test on Encorium Oy’s goodwill of $1,318,100.  The fair value of Encorium Oy, as determined using a discounted cash flow model, was greater than its carrying value at September 30, 2010.  As a result no impairment was recorded.  As of September 30, 2010, no goodwill impairment test was performed on Progenitor’s goodwill of $1,131,722, since Progenitor was acquired on July 19, 2010.

Determining the fair value of a reporting unit is a matter of judgment and involves the use of significant estimates and assumptions.  The use of different assumptions could change the results of an impairment test.  An erosion of future business could result in an impairment charge in future periods.

The Company’s intangible assets were acquired in business combinations.  As of September 30, 2010, the Company’s intangible assets consisted customer relationships.  Due to certain triggering events, the Company also conducted an interim impairment test of the intangible assets acquired in connection with the acquisition of Encorium Oy, as of September 30, 2010.   The Company compared the carrying value of the customer relationships to the undiscounted cash flows resulting from those assets to determine recoverability.  As a result, the Company determined that the intangible assets of Encorium Oy were not recoverable, impairment existed.  The Company used the discounted future cash flows related to the customer relationships to determine the amount of impairment loss.  As a result, the Company recognized a non-cash impairment loss of approximately $2.8 million.  In addition, the Company reduced the carrying values of Encorium Oy’s intangible assets, and related deferred income tax liability.  As of September 30, 2010, no impairment test was performed on Progenitor’s intangible assets, net of amortization, of $1,013,479, since Progenitor was acquired on July 19, 2010.

All intangible assets are subject to amortization.  Gross carrying amounts, accumulated amortization, and net carrying value for the periods ending September 30, 2010 and December 31, 2009 for intangible assets are as follows:

September 30, 2010

	Weighted Average Amortization Period in Years	Gross Carrying Amount	Accumulated Amortization	Impairment Losses	Net Carrying Value

Customer relationships	5.0	$8,035.703	$4,018,385	$2,779,288	$1,238,030

December 31, 2009

	Weighted Average Amortization Period in Years	Gross Carrying Amount	Accumulated Amortization	Impairment Losses	Net Carrying Value

Customer relationships	10.1	$7,353,749	$3,845,439	$-	$3,508,310

Amortization expense for the three months ended September 30, 2010 and 2009 was $116 thousand and $72 thousand, respectively.  Amortization expense for the nine months ended September 30, 2010 and 2009 was $250 thousand and $205 thousand, respectively. As of September 30, 2010, estimated amortization of intangibles for the five fiscal years subsequent to September 30, 2010 and thereafter is as follows:

2010	$63,742
2011	254,971
2012	254,971
2013	254,971
2014	254,971
Thereafter	154,404
Total	$1,238,030

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

Recurring Fair Value Measurements: There were no recurring fair value measurements of liabilities at December 31, 2009.  Liabilities measured at fair value on a recurring basis at September 30, 2010 are as follows:

	Quoted Prices in Active Markets for Identical Liabilities (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Balance at September 30, 2010
Liability for warrants to purchase common stock	—	$65,000	—	$65,000

Non-Recurring Fair Value Measurements:  There were no non-recurring fair value measurements of assets at December 31, 2009.  Assets measured at fair value on a non-recurring basis at September 30, 2010 are as follows:
	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Balance at September 30, 2010	Total Loss for the Period Ended September 30, 2010

Intangible assets	—	—	$24,551	$224,551	$2,779,288

In accordance with the provisions of ASC 360-10, intangible assets with a carrying amount of $3.0 million were written down to their fair value of $0.2 million, resulting in an impairment charge of $2.8 million, which was included in the results of operations for the period.

See the Goodwill and Other Intangibles note for a discussion of the valuation techniques and a description of the information used to determine fair value.

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

As of September 30, 2010, the fair value of the liability for warrants to purchase common stock was $65 thousand.  The assumptions used to value the liability at September 30, 2010 were:  weighted average exercise price of $3.20, weighted average life of 4.0 years, volatility 112%, and risk free interest rate of 1.27%.

On April 19, 2010, 54,633 warrants were exercised in a cashless exercise resulting in 20,064 shares being issued to the exercising warrant holder.

Gain on warrants was $44 thousand and $59 thousand for the three and nine months ended September 30, 2010.

At September 30, 2010, the Company had 54,633 warrants outstanding to purchase its common stock at and exercise price of $3.20 and an expiration date of October 16, 2014.

At December 31, 2009, the Company had 109,266 warrants outstanding to purchase its common stock at an exercise price of $3.20 and an expiration date of October 16, 2014.

In October 2009, the Company sold 492,188 shares of its common stock, $0.001 par value in a private placement (the 2009 Offering) at a price of $3.20 per share to an individual investor.  The 2009 Offering resulted in aggregate proceeds of $1,575,000 which was used for general corporate purposes and working capital.

In December 2009, the Company issued a Note to Finnvera plc. The current value of the note at September 30, 2010 was $952,000 (see Note 5).  In connection with this Note, the investor in the 2009 Offering and the Company’s Chief Executive Officer (the “Guarantors”) issued personal guarantees as collateral with an aggregate value of $586 thousand.  In consideration for the personal guarantees, the Company issued 97,500 shares of its common stock, par value $0.001 on a pro-rata basis to the Guarantors.  The value of the shares has been recorded as debt issuance costs and will be amortized over the life of the Note.  As of September 30, 2010 the total debt issuance costs and accumulated amortization on debt issuance costs was $57 thousand.

(Amounts were converted based on an exchange rate at September 30, 2010 of 1.00 EUR ~ 1.36 USD)

16. SUBSEQUENT EVENTS

On October 15, 2010 the Company completed a rights offering of its common stock.  The rights offering entitled each stockholder of record on August 20, 2010 to purchase one share of common stock at $1.75 per share.  Upon completion of the rights offering, the company issued 641,002 shares of its common stock in exchange for $1.1 million.  Additionally, the Company exchanged notes payable of $1.7 million due to a significant stockholder for 1,015,000 shares of common stock.

On October 20, 2010, the Company received notification that the NASDAQ Qualifications Panel (the "Panel") determined to delist the Company's securities from The NASDAQ Stock Market, effective with the open of business on October 22, 2010, as a result of the Company's failure to regain compliance with the minimum $2.5 million stockholders' equity requirement. The Company’s common stock is currently quoted on the Pink Sheets. Investors can now view real time stock quotes for HLCS at http://www.otcmarkets.com.

On January 12, 2011 Svenska Handelsbanken AB notified Encorium Oy, the Company’s wholly-owned subsidiary, that it would terminate its line of credit (the “Handelsbanken Line”) with Encorium Oy. The Handlesbanken Line was entered into on February 9, 2005 between Encorium Oy and Svenska Handelsbanken AB and provided for up to EUR 500,000 of borrowings at a 1.25% interest rate. On February 15, 2011, Encorium Oy repaid $203 thousand under the Handelsbanken Line and on March 15, 2011 repaid the remaining outstanding principal balance of $490 thousand.  The Company replaced the Handelsbanken Line with a line from its significant stockholder, as described below.

(Amounts were converted based on an exchange rate at February 15, 2011 of 1.00 EUR ~ 1.35 USD and an exchange rate at March 15, 2011 of 1.00 EUR ~ 1.40 USD)

Effective February 11, 2011, Encorium Oy entered into a Line of Credit Promissory Note with Ilari Koskelo, a current stockholder of the Company, to replace the Handelsbanken Line, as described above (the “Ilari Line”).  Encorium Oy borrowed $685 thousand under the Ilari Line to repay the outstanding amounts on the Handelsbanken Line.  The unpaid principal under the Ilari Line accrues and compounds interest monthly at the rate of ten percent (10.0%) per annum.   Any principal amount borrowed under the Ilari Line is payable on demand on the twelve month anniversary of the date such principal amount was received by Encorium Oy or according to a separately agreed payment schedule. The interest on any principal amount borrowed under the Ilari Line is payable quarterly beginning on the sixth month anniversary of the date such principal amount was received by Encorium Oy.  On the occurrence of any Event of Default (as defined in the Ilari Line), and upon five days written notice and cure period, all principal and other amounts owed under Ilari Line shall become immediately due and payable.  In addition, upon a Change of Control (as defined in the Ilari Line) of the Company or Encorium Oy, a change in control fee equal to twenty percent of the then outstanding principal amount will be payable.

(Amounts were converted based on an exchange rate at February 11, 2011 of 1.00 EUR ~ 1.37 USD)

On March 25, 2011, Philip L. Calamia resigned from his position as Interim Chief Financial Officer of the Company to pursue other interests.   The Company is in the process of finding a replacement for the vacant position of Chief Financial Officer.  Until the position is filled, Niklas Tevajärvi, Chief Financial Officer of the Company’s Europe and Asia Operations, has assumed the role of Principle Accounting Officer, effective with the filing of this Quarterly Report.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

In this discussion, the terms “Company,” “we,” “us” and “our” refer to Encorium Group, Inc. and our consolidated subsidiaries, except where it is made clear otherwise.

Forward Looking Statements

When used in this Report on Form 10-Q and in other public statements, both oral and written, by the Company and Company officers, the words “estimate,” “project,” “expect,” “intend,” “believe,” “anticipate” and similar expressions are intended to identify forward-looking statements regarding events and trends that may affect our future operating results and financial position. Such statements are subject to risks and uncertainties that could cause our actual results and financial position to differ materially. Such factors include, among others: (i) the risk that we may not have sufficient funds to operate our business; (ii) our success in attracting new business and retaining existing clients and projects; (iii) the size, duration and timing of clinical trials we are currently managing may change unexpectedly; (iv) the termination, delay or cancellation of clinical trials we are currently managing could cause revenues and cash-on-hand to decline unexpectedly; (v) the timing difference between our receipt of contract milestone or scheduled payments and our incurring costs to manage these trials; (vi) outsourcing trends in the pharmaceutical, biotechnology and medical device industries; (vii) the ability to maintain profit margins in a competitive marketplace; (viii) our ability to attract and retain qualified personnel; (ix) the sensitivity of our business to general economic conditions; (x) other economic, competitive, governmental and technological factors affecting our operations, markets, products, services and prices; (xi) announced awards received from existing and potential customers are not definitive until fully negotiated contracts are executed by the parties; (xii) our backlog may not be indicative of future results and may not generate the revenues expected; and (xiii) uncertainties regarding the availability of additional capital. You should not place undue reliance on any forward-looking statement. We undertake no obligation to publicly release the result of any revision of these forward-looking statements to reflect events or circumstances after the date they are made or to reflect the occurrence of unanticipated events. Please refer to the section entitled “Risk Factors” beginning on page 44 in this Quarterly Report on Form 10-Q for the period ended September 30, 2010 for a more complete discussion of factors which could cause our actual results and financial position to change.

Overview

We are a clinical research organization that engages in the design and management of complex clinical trials for the pharmaceutical, biotechnology and medical device industries. We were initially incorporated in August 1998 in Nevada. In June 2002, we changed our state of incorporation to Delaware. In November 2006, we expanded our international operations with the acquisition of our wholly-owned subsidiary, Encorium Oy, a CRO founded in 1996 in Finland, which offers clinical trial services to the pharmaceutical and medical device industries. Since 2006 we have conducted substantially all of our European operations through Encorium Oy and its wholly-owned subsidiaries located in Denmark, Estonia, Sweden, Lithuania, Romania, Germany and Poland. On July 16, 2009 the Company sold substantially all of the assets relating to the Company’s US line of business to Pierrel Research USA, Inc., the result of which the Company no longer has any employees or significant operations in the United States. Due to this sale, for the three and nine months ended September 30, 2010 and 2009, the results of the U.S. business have been presented as discontinued operations in the consolidated condensed financial statements.

The following discussion should be read in conjunction with the Company’s consolidated financial statements and notes thereto.

On October 20, 2010, the Company received notification that the NASDAQ Qualifications Panel (the "Panel") determined to delist the Company's securities from The NASDAQ Stock Market, effective with the open of business on October 22, 2010, as a result of the Company's failure to regain compliance with the minimum $2.5 million stockholders' equity requirement. The Company’s common stock is currently quoted on the Pink Sheets.  Investors can now view real time stock quotes for HLCS at http://www.otcmarkets.com.

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

On July 19, 2010, the Company acquired Progenitor Holding AG, a corporation organized in Switzerland (“Progenitor Holding”) and its operating subsidiaries organized in Mexico, Panama, Argentina, Chile, Switzerland, India and Hong Kong (collectively referred to herein as “Progenitor”).   Progenitor is a European headquartered emerging market clinical research organization providing international drug development services in emerging market regions. Pursuant to the terms of a Stock Purchase Agreement on July 19, 2010, the Company purchased from the shareholders of Progenitor Holding all of issued and outstanding shares of Progenitor Holding.

The consideration for the acquisition was a combination of cash and stock valued at $2.57 million, plus earn-out consideration of up to $1.8 million.  The earn-out is subject to the achievement of certain targets as set forth in the purchase agreement and if achieved, will be payable during the first quarter of 2011 and 2012.

The Company financed the cash component of the purchase consideration by issuing an unsecured note in the amount of $1.5 million to Ilari Koskelo, a significant stockholder of the Company.  The note bears interest at 5% per year on the unpaid principal through October 31, 2010 and 7% per year on the unpaid principal after November 1, 2010.  The principal is payable on demand after September 1, 2010.   In connection with the Company’s rights offering which was completed on October 15, 2010, the Company exchanged the outstanding note payable to stockholder for shares of common stock of the Company.  See Subsequent Events Note for further information.

Historically our net cash used in operations has been substantial. Our net cash used in operations for the nine months ended September 30, 2010 was $801 thousand. Our cash and cash equivalents as of September 30, 2010 was $188 thousand. We anticipate that will meet our cash requirements at least into the third quarter of 2011, assuming we are able to fully implement our current costs cutting initiatives, we are able to win additional contracts during 2011 and we are able to maintain our current customer contracts.  Our ability to obtain additional financing in the future will depend in part upon prevailing capital market conditions, as well as conditions in our business and our operating results; and those factors may affect our efforts to arrange additional financing on terms that are satisfactory to us or at all. If we are unable to secure additional financing on terms acceptable to us and on a timely basis, we may significantly reduce our operating costs, which may include the cessation of operations in some countries. Our consolidated condensed financial statements do not include any adjustment to reflect the possible future effects on the recoverability or classification of assets or the amounts and classification of liabilities that may result from the outcome of our ability to continue as a going concern.

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

General

The information set forth and discussed below for the three and nine months ended September 30, 2010 and 2009 is derived from the Consolidated Condensed Financial Statements included elsewhere herein. The financial information set forth and discussed below is unaudited but, in the opinion of management, reflects all adjustments (primarily consisting of normal recurring adjustments) necessary for a fair presentation of such information. The results of our operations for a particular quarter may not be indicative of results expected during the other quarters or for the entire year.

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

Our backlog relative to continuing operations was approximately $13.3 million as of September 30, 2010 as compared to $19.9 million as of September 30, 2009. Our backlog consists of anticipated net revenue from signed contracts and letters of intent that either have not started but are anticipated to begin in the near future or are in process and have not yet been completed. Many of our studies and projects are performed over an extended period of time, which may be several years. Amounts included in backlog have not yet been recognized as net revenue in our Consolidated Statements of Operations. Once contracted work begins, net revenue is recognized over the life of the contract on a proportional performance basis. The recognition of net revenue and contract terminations, if any, reduces our backlog while the awarding of new business increases our backlog. For the nine months ended September 30, 2010 we obtained approximately $11.2 million of new business awards as compared to approximately $8.3 million for the nine months ended September 30, 2009.

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

Percentage of net revenue, excluding reimbursable out-of-pocket expenses:

	% of Net Revenue		% of Net Revenue
	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2010	2009	2010	2009

Net revenue	100%	100%	100%	100%
Total Revenue	100%	100%	100%	100%

Operating Expenses
Direct	89%	65%	83%	69%
Selling, general and administrative	70%	46%	60%	47%
Depreciation and amortization	5%	2%	4%	2%
Impairment loss	100%	0%	29%	0%

Loss from Operations	(164%)	(14%)	(76%)	(18%)

Net Loss from continuing operations	(138%)	(17%)	(69%)	(19%)

Net Loss	(138%)	(23%)	(69%)	(23%)

Contractual Obligations and Commitments

We entered into two capital lease obligations during the nine months ended September 30, 2010 totaling $94 thousand for the acquisition of certain software applications.  We entered into a $62 thousand capital lease obligation during the three months ended September 30, 2010 for the acquisition of certain software applications.  We did not enter into any capital lease obligations for the nine months ended September 30, 2009. We are committed under a number of non-cancelable operating leases, primarily related to office space and other office equipment.

Below is a summary of our future payment commitments by year under contractual obligations. Actual amounts paid under these agreements could be higher or lower than the amounts shown below as a result of changes in volume and other variables:

	Total	2010	2011	2012	2013
Operating leases	$3,390,378	$665,824	$1,348,306	$838,894	$537,354

For the remainder of 2010, we anticipate capital expenditures of approximately $25,000—$85,000 for leasehold improvements, software applications, workstations, personal computer equipment and related assets.

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

Consolidation

The consolidated condensed financial statements for the three and nine months ended September 30, 2010 and 2009 include our accounts and the accounts of our wholly-owned subsidiaries. Intercompany transactions and balances have been eliminated in consolidation.

Cash and Cash Equivalents

We consider all highly liquid debt instruments purchased with an original maturity of three months or less to be cash equivalents.

We maintain cash accounts at several institutions in Europe and one in the U.S. Deposits in Europe are generally insured by individual states up to € 50,000 for each account (approximately $68,000 as of September 30, 2010). Accounts in the U.S. are generally insured up to $250,000 for each account. As of September 30, 2010 our cash and cash equivalents were based primarily in Europe with two institutions. To date, the Company has not experienced any loss or lack of access to its invested cash or cash equivalents, however, there can be no assurance that access to invested balances will not be impacted by adverse conditions in the financial and credit markets.

Investigator Advances

We received advance payments from a small number of our clients as part of long-term contracts, which includes a separate cash account to be utilized for payment of investigator fees. As of September 30, 2010 and December 31, 2009, this cash amount was $0 and $20 thousand, respectively. This amount is also included in customer advances within current liabilities in the accompanying balance sheets.

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

In the past, we have had to commit unanticipated resources to complete projects resulting in lower gross margins on those projects. We may experience similar situations in the future. Should our estimated costs on fixed price contracts prove to be low in comparison to actual costs, future margins could be reduced, absent our ability to negotiate a contract modification.

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

As is customary in the industry, we will continue to exclude from revenue and expense in the Consolidated Condensed Statements of Operations fees paid to investigators and the associated reimbursement since we acts as an agent on behalf of the pharmaceutical company sponsors with regard to investigator payments.  These investigator fees are not reflected in our Net Revenue, Reimbursement Revenue, Reimbursement Out-of-Pocket Expenses, and/or Direct Expenses. The amounts of these investigator fees were $79 thousand and $54 thousand for the three months ended September 30, 2010 and 2009, respectively. The amounts of these investigator fees were $563 thousand and $1.0 million for the nine months ended September 30, 2010 and 2009, respectively.

Accounts Receivable

Accounts receivable and costs and estimated earnings in excess of related billings on completed contracts represent amounts due from our clients who are concentrated primarily in the pharmaceutical and biotechnology industries.

Several client contracts contain provisions that allow us to bill and receive advance payments to be utilized for investigator fees and reimbursable expenses. In some instances, the client requires that we maintain separate cash accounts to be utilized for investigator fees, which are included as Investigator Advances. Funds received as customer advances, excluding investigator advances for which separate cash accounts are required as part of our contract with the client, are included as part of Cash and Cash Equivalents. The balance of customer advances, including investigator advances of $0, was $1.1 million as of September 30, 2010. The balance of customer advances, including investigator advances of $19 thousand was $1.4 million as of December 31, 2009. As of September 30, 2010 and December 31, 2009, there were no customer advances billed, but not received.

Financial Instruments

The fair value of cash and cash equivalents, restricted cash, accounts receivable, costs and estimated earnings in excess of related billings on uncompleted contracts, accounts payable, accrued expenses and billings in excess of related costs and estimated earnings on uncompleted contracts, notes payable, credit lines, and obligations under capital leases were not materially different than their carrying amounts as reported at September 30, 2010 and December 31, 2009.

As of September 30, 2010, the Company was not a counter party to any forward foreign exchange contracts.

Property and Equipment

Property and equipment are recorded at cost. Depreciation is provided using the straight-line method over the estimated useful lives of the assets, which range from 3 to 8 years for equipment and furniture and fixtures and the remaining lease term for leasehold improvements and assets under capital lease. Depreciation and amortization, excluding the amortization of intangible assets, for the three months ended September 30, 2010 and 2009 was $25 thousand and $26 thousand, respectively. Depreciation and amortization, excluding the amortization of intangible assets, for the nine months ended September 30, 2010 and 2009 was $82 thousand and $77 thousand, respectively.  Expenditures for maintenance and repairs are charged to expense as incurred. When assets are sold, retired, or fully depreciated the cost and accumulated depreciation are removed from the accounts, and any gain or loss on the sale of property and equipment is included in operations.

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

Goodwill and Intangible Assets

Goodwill is carried at cost and is not amortized. We test goodwill for impairment on an annual basis as November 1st of each fiscal year, relying on a number of factors including operating results, business plans and anticipated future cash flows. Company management uses its judgment in assessing whether goodwill has become impaired between annual impairment tests.   Recoverability of goodwill is evaluated using a two-step process. The first step involves a comparison of the fair value of a reporting unit with its carrying value.  In the event that the carrying amount of the reporting unit exceeds its fair value, goodwill is not recoverable, impairment exists.  The second step of the process involves a comparison of the implied fair value and carrying value of the goodwill of that reporting unit to determine the amount of impairment loss to recognize.  Definite-lived intangibles are amortized on a straight-line basis over their useful lives.  We review our other intangible assets for impairment whenever events or changes in circumstances indicate that the carrying amount of the assets may not be recoverable.

Management determined that the Company had two reporting units for the purposes of goodwill impairment testing.  Due to impairment triggers, the Company conducted an interim goodwill impairment test on Encorium Oy’s goodwill of $1,318,100.  The fair value of Encorium Oy, as determined using a discounted cash flow model, was greater than its carrying value at September 30, 2010.  As a result no impairment was recorded.  As of September 30, 2010, no goodwill impairment test was performed on Progenitor’s goodwill of $1,131,722, since Progenitor was acquired on July 19, 2010.

Determining the fair value of a reporting unit is a matter of judgment and involves the use of significant estimates and assumptions.  The use of different assumptions could change the results of an impairment test.  An erosion of future business could result in an impairment charge in future periods.

The Company’s intangible assets were acquired in business combinations.  As of September 30, 2010, the Company’s intangible assets consisted customer relationships.  Due to certain triggering events, the Company also conducted an interim impairment test of the intangible assets acquired in connection with the acquisition of Encorium Oy, as of September 30, 2010.  The Company compared the carrying value of the customer relationships to the undiscounted cash flows resulting from those assets to determine recoverability.  As a result, the Company determined that the intangible assets of Encorium Oy were not recoverable, impairment existed.  The Company used the discounted future cash flows related to the customer relationships to determine the amount of impairment loss.  As a result, the Company recognized a non-cash impairment loss of approximately $2.8 million.  In addition, the Company reduced the carrying values of Encorium Oy’s intangible assets, and related deferred income tax liability.  As of September 30, 2010, no impairment test was performed on Progenitor’s intangible assets, net of amortization, of $1,013,479, since Progenitor was acquired on July 19, 2010.

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

Income Taxes

The Company accounts for income taxes in accordance with the provisions of ASC 740, “Accounting for Income Taxes” (“ASC 740”). ASC 740 requires recognition of deferred tax liabilities and assets for the future expected tax consequences of events that have been included in the financial statements or tax returns.

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

Earnings (Loss) Per Share

Earnings (loss) per share is calculated in accordance with ASC 260, “Earnings Per Share” (“ASC 260”).   Basic earnings (loss) per share is computed by dividing net income (loss) for the period by the weighted average number of common shares outstanding during the period. Diluted earnings (loss) per share is computed by dividing net income (loss) by the weighted average number of common shares plus the dilutive effect of warrants and outstanding stock options under the Company’s equity incentive plans. For 2010 and 2009 diluted net loss per common share is the same as basic net loss per common share, since the effects of potentially dilutive securities are antidilutive.

Results of Operations

Three Months Ended September 30, 2010 Compared With Three Months Ended September 30, 2009

Continuing Operations:

Net revenue for the three months ended September 30, 2010 decreased by $1.6 million to $2.8 million as compared to $4.4 million for the three months ended September 30, 2009. The decrease in net revenues was primarily attributable to reduced new business awards, contract cancelations.  Of the $1.6 million decrease, approximately $300 thousand was due to unfavorable foreign currency fluctuations. For the three months ended September 30, 2010, net revenue from our largest clients amounted to 50% of our net revenue, with the largest clients representing 18%, 18%, and 14% of net revenue, respectively.  For the three months ended September 30, 2009, net revenue from these same clients also amounted to 49% of our net revenue, representing 31% and 18% of net revenue, respectively.

Reimbursement revenue consisted of reimbursable out-of-pocket expenses incurred on behalf of our clients. Reimbursements are made at cost, without mark-up or profit, and therefore have no impact on net income.

Direct expenses included compensation and other expenses directly related to conducting clinical studies. These costs decreased by approximately $400 thousand to $2.5 million for the three months ended September 30, 2010 from $2.9 million for the three months ended September 30, 2009 primarily due to favorable foreign currency fluctuations. Direct expenses as a percentage of net revenue were approximately 89% and 65% for the three months ended September 30, 2010 and 2009, respectively.

Selling, general, and administrative expenses (“SG&A”) includes the salaries, wages and benefits of all administrative, financial and business development personnel and all other support expenses not directly related to specific contracts. These costs decreased approximately $100 thousand to $2.0 million for the three months ended September 30, 2010 from $2.1 million for the three months ended September 30, 2009.  The decrease in SG&A expenses was primarily attributable to favorable foreign currency fluctuations. As a percentage of revenues, SG&A expenses increased to 70% for the three months ended September 30, 2010 compared with 46% the prior year period.

Depreciation and amortization expense was approximately $141 thousand and $98 thousand for the three months ended September 30, 2010 and 2009, respectively.

Due to impairment triggers, the Company conducted an interim impairment test of goodwill acquired in connect with the acquisition of Encorium Oy, as of September 30, 2010.  Company determined that there was no impairment related to the amount of goodwill acquired in connection with the acquisition of Encorium Oy and no adjustment to the carrying value was necessary.  As of September 30, 2010, the Company’s intangible assets consisted customer relationships.  Due to certain triggering events, the Company also conducted an interim impairment test of the intangible assets acquired in connection with the acquisition of Encorium Oy, as of September 30, 2010.  The Company compared the carrying value of the customer relationships to the undiscounted cash flows resulting from those assets to determine recoverability.  As a result, the Company determined that the intangible assets of Encorium Oy were not recoverable, impairment existed.  The Company used the discounted future cash flows related to the customer relationships to determine the amount of impairment loss.  As a result, the Company recognized a non-cash impairment loss of approximately $2.8 million.  In addition, the Company reduced the carrying values of intangible assets, and related deferred income tax liability.  As of September 30, 2010, no goodwill impairment test was performed on Progenitor’s goodwill of $1,131,722 or Progenitor’s intangible assets, net of amortization, of $1,013,479, since Progenitor was acquired on July 19, 2010.

Loss from operations increased by $4.0 million to $4.6 million for the three months ended September 30, 2010 compared to a loss from operations of $617 thousand from operations for the three months ended September 30, 2009, primarily for the reasons noted in the preceding paragraphs.

Net interest expense for the three months ended September 30, 2010 was approximately $64 thousand compared to net interest expense of $27 thousand for the three months ended September 30, 2009 primarily as a result of an increase levels of borrowing under our various credit facilities during the three months ended September 30, 2010 compared to the same prior year period.

Income tax benefit for the three months ended September 30, 2010 was $733 thousand compared to income tax expense of $99 thousand for the three months ended September 30, 2009 primarily due to the income tax benefit associated with the $2.8 million non-cash impairment charge recorded in the third quarter of 2010.

Net loss from continuing operations for the three months ended September 30, 2010 was $3.9 million, or $(1.13) per common share, as compared to a net loss from continuing operations of $742 thousand, or $(0.29) per common share for the three months ended September 30, 2009.

Discontinued Operations, Net of Tax

The net after tax loss from discontinued operations for the three months ended September 30, 2010 amounted to $0 as compared to the net after tax loss of $258 thousand from discontinued continued operations during the three months ended September 30, 2009.

Nine Months Ended September 30, 2010 Compared With Nine Months Ended September 30, 2009

Continuing Operations:

Net revenue for the nine months ended September 30, 2010 decreased by approximately $3.9 million to $9.6 million as compared to $13.5 million for the nine months ended September 30, 2009. The decrease in net revenues was primarily attributable to reduced new business awards and contract cancelations.  Approximately $446 thousand of the decrease was attributable to unfavorable foreign currency fluctuations. For the nine months ended September 30, 2010, net revenue from our largest clients amounted to 44% of our net revenue, with the largest clients representing 28%, and 16% of net revenue, respectively. For the nine months ended September 30, 2009, net revenue from these same clients also amounted to 41% of our net revenue, representing 33%, and 8% of net revenue, respectively.

Reimbursement revenue consisted of reimbursable out-of-pocket expenses incurred on behalf of our clients. Reimbursements are made at cost, without mark-up or profit, and therefore have no impact on net income.

Direct expenses included compensation and other expenses directly related to conducting clinical studies. These costs decreased by approximately $1.3 million to $8.0 million for the nine months ended September 30, 2010 from $9.3 million for the nine months ended September 30, 2009. The decrease in direct expenses was due to reductions in staff and subcontractors utilized on active clinical studies being conducted. Approximately $334 thousand of the decrease was attributable to favorable foreign currency fluctuations. Direct expenses as a percentage of net revenue were approximately 83% and 69% for the nine months ended September 30, 2010 and September 30, 2009, respectively.

Selling, general, and administrative expenses (“SG&A”) includes the salaries, wages and benefits of all administrative, financial and business development personnel and all other support expenses not directly related to specific contracts. These costs decreased approximately $600 thousand to $5.8 million for the nine months ended September 30, 2010 from $6.4 million for the nine months ended September 30, 2009.  Approximately $141 thousand of the decrease was attributable to favorable foreign currency fluctuations.  The remaining decrease in SG&A expenses was due cost cutting measures implemented by management in response to the decreases in net revenue.  As a percentage of revenues, SG&A expenses increased to 60% for the nine months ended September 30, 2010 compared with 47% the prior year period as a result of lower net revenues.

Depreciation and amortization expense was approximately $332 thousand and $282 thousand for the nine months ended September 30, 2010 and 2009, respectively.

Due to impairment triggers, the Company conducted an interim impairment test of goodwill acquired in connect with the acquisition of Encorium Oy, as of September 30, 2010.  Company determined that there was no impairment related to the amount of goodwill acquired in connection with the acquisition of Encorium Oy and no adjustment to the carrying value was necessary.  As of September 30, 2010, the Company’s intangible assets consisted customer relationships.  Due to certain triggering events, the Company also conducted an interim impairment test of the intangible assets acquired in connection with the acquisition of Encorium Oy, as of September 30, 2010.  The Company compared the carrying value of the customer relationships to the undiscounted cash flows resulting from those assets to determine recoverability.  As a result, the Company determined that the intangible assets of Encorium Oy were not recoverable, impairment existed.  The Company used the discounted future cash flows related to the customer relationships to determine the amount of impairment loss.  As a result, the Company recognized a non-cash impairment loss of approximately $2.8 million.  In addition, the Company reduced the carrying values of intangible assets, and related deferred income tax liability.  As of September 30, 2010, no goodwill impairment test was performed on Progenitor’s goodwill of $1,131,722 or Progenitor’s intangible assets, net of amortization, of $1,013,479, since Progenitor was acquired on July 19, 2010.

Loss from operations increased by $4.8 million to $7.3 million for the nine months ended September 30, 2010 compared to a loss from operations of $2.5 million from operations for the nine months ended September 30, 2009, primarily for the reasons noted in the preceding paragraphs.

Net interest expense for the nine months ended September 30, 2010 was approximately $139 thousand compared to net interest expense of $31 thousand for the nine months ended September 30, 2009 primarily as a result of an increase level of borrowing under our credit facilities during the nine months ended September 30, 2010 compared to the same prior year period.

Income tax benefit for the nine months ended September 30, 2010 was $756 thousand compared to income tax expense of $91 thousand for the three months ended September 30, 2009 primarily due to the income tax benefit associated with the $2.8 million non-cash impairment charge recorded in the third quarter of 2010.

Net loss from continuing operations for the nine months ended September 30, 2010 was $6.6  million, or $(1.94) per common share, as compared to a net loss from continuing operations of $2.6 million, or $(1.00) per common share for the nine months ended September 30, 2009.

Discontinued Operations, Net of Tax

The net after tax loss from discontinued operations for the nine months ended September 30, 2010 amounted to $15 thousand as compared to the net after tax loss of $554 thousand from discontinued continued operations during the nine months ended September 30, 2009.

Liquidity and Capital Resources

On July 16, 2009, the Company sold substantially all of the assets relating to the Company’s US line of business to Pierrel Research USA, Inc., the result of which the Company no longer has any employees or significant operations in the United States. Due to this sale, for the three and nine months ended September 30, 2010 and 2009, the results of the U.S. business have been presented as discontinued operations in the consolidated financial statements.

On October 19, 2009, we announced that we had completed a private placement of 467,188 shares of its common stock with a private investor for an aggregate purchase price of $1,575,000 or $3.20 per share.

Historically our net cash used in operations has been substantial. Our net cash used in operations for the nine months ended September 30, 2010 was $801 thousand. Our cash and cash equivalents as of September 30, 2010 was $188 thousand. We anticipate that will meet our cash requirements at least into the third quarter of 2011, assuming we are able to fully implement our current costs cutting initiatives, we are able to win additional contracts during fiscal 2010 and we are able to maintain our current customer contracts. Our ability to obtain additional financing in the future will depend in part upon prevailing capital market conditions, as well as conditions in our business and our operating results; and those factors may affect our efforts to arrange additional financing on terms that are satisfactory to us or at all. If we are unable to secure additional financing on terms acceptable to us and on a timely basis, we may significantly reduce our operating costs, which may include the cessation of operations in some countries. Our consolidated condensed financial statements do not include any adjustment to reflect the possible future effects on the recoverability or classification of assets or the amounts and classification of liabilities that may result from the outcome of our ability to continue as a going concern.

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

The consideration for the acquisition was a combination of cash, common stock and salary guarantees valued at $2.5 million.  The purchase agreement contains provisions for additional “earn-out” consideration.  The earn-out is subject to the achievement of certain targets as defined in the underlying agreements and will be payable, if these targets are met during the first quarter of 2011 and 2012.  Management has determined that these “earn out” targets will not likely be achieved.

The Company financed the cash component of the purchase consideration by issuing an unsecured note in the amount of $1.3 million to Ilari Koskelo, a significant Stockholder of the Company.  The note bears interest at 5% per year on the unpaid principal through October 31, 2010 and 7% per year on the unpaid principal after November 1, 2010.  The principal is payable on demand after September 1, 2010.   In connection with the Company’s rights offering which was completed on October 15, 2010, the Company exchanged the outstanding notes payable to stockholder for shares of common stock of the Company.  See Subsequent Events Note for further information.

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

Net revenue is recognized on a proportional performance basis. We typically receive a low volume of large-dollar receipts. As a result, the number of days net revenue outstanding in accounts receivable, costs and estimated earnings in excess of related billings, customer advances, and billings in excess of related costs will fluctuate due to the timing and size of billings and cash receipts. At September 30, 2010, the net days revenue outstanding increased by 61 days to 92 days compared to 31 days at December 31, 2009. Compared to December 31, 2009, accounts receivable decreased $486 thousand to $2.9 million at September 30, 2010, primarily due the reduction in overall projects and the related billing schedules.

Costs and estimated earnings in excess of related billings on uncompleted contracts decreased by approximately $1.2 million to $640 thousand as of September 30, 2010 compared to $1.7 million as of December 31, 2009. The balance at September 30, 2010 primarily consisted of 2 clinical trials. The top two balances constituted 54% and 18% of the balance.  This balance is mostly attributable to a delay in the timing of billings compared to when the work was performed.

Our net cash used by operating activities was approximately $801 thousand for the nine months ended September 30, 2010, compared to net cash used by operating activities of $5.4 million for the nine months ended September 30, 2009. The $4.6 million decrease was primarily related to the year over year change in accounts payable, billings in excess of related costs and estimated earnings on uncompleted contracts and customer advances for the nine months ended September 30, 2010 as compared to same prior year period. Net cash used by investing activities was $1.4 million for the nine months ended September 30, 2010, of which $1.3 million was used for the acquisition of Progenitor, net of cash received and $114 thousand was used to purchase computer equipment and software applications. This compares to net cash used by investing activities of $42 thousand for the nine months ended September 30, 2009, which was also used to purchase computer equipment and software applications. Net cash provided by financing activities was $2.2 million for the nine months ended September 30, 2010, compared with net cash provided by financing activities of $622 thousand for the nine months ended September 30, 2009. The primary difference related to $559 thousand of short-term borrowings and $1.7 million borrowed from shareholders used to fund the acquisition of Progenitor and operations during the first nine months of 2010 as compared to $701 thousand for the nine months ended September 30, 2009.

As a result of these cash flows, our cash and cash equivalents balance at September 30, 2010, was $188 thousand as compared to $197 thousand at December 31, 2009.

We purchased approximately $114 thousand of computer equipment and software applications during the nine months ended September 30, 2010. We anticipate capital expenditures of approximately $25,000 - $85,000 during the remainder of 2010, primarily for leasehold improvements, software applications, workstations, personal computer equipment and related assets.

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

In December 2009, the FASB issued ASU No. 2009-17, “Improvements to Financial Reporting by Enterprises Involved with Variable Interest Entities” , which amends ASC 810,  “Consolidation”   to address the elimination of the concept of a qualifying special purpose entity. The standard also replaces the quantitative-based risks and rewards calculation for determining which enterprise has a controlling financial interest in a variable interest entity with an approach focused on identifying which enterprise has the power to direct the activities of a variable interest entity and the obligation to absorb losses of the entity or the right to receive benefits from the entity. This standard also requires continuous reassessments of whether an enterprise is the primary beneficiary of a VIE whereas previous accounting guidance required reconsideration of whether an enterprise was the primary beneficiary of a VIE only when specific events had occurred. The standard provides more timely and useful information about an enterprise's involvement with a variable interest entity and became effective as of the beginning of interim and annual reporting periods that begin after November 15, 2009.  The Company adopted the standard on January 1, 2010 and the adoption did not have a material impact on its consolidated financial statements.

The FASB updated ASC Topic 810, “Consolidations” (“ASC Topic 810”), and ASC Topic 860, “Transfers and Servicing ” (ASC Topic 860), which significantly changed the accounting for transfers of financial assets and the criteria for determining whether to consolidate a variable interest entity (VIE). The update to ASC Topic 860 eliminates the qualifying special purpose entity (QSPE) concept, establishes conditions for reporting a transfer of a portion of a financial asset as a sale, clarifies the financial asset de-recognition criteria, revises how interests retained by the transferor in a sale of financial assets initially are measured, and removes the guaranteed mortgage securitization re-characterization provisions. The update to ASC Topic 810 requires reporting entities to evaluate former QSPEs for consolidation, changes the approach to determining a VIE's primary beneficiary from a mainly quantitative assessment to an exclusively qualitative assessment designed to identify a controlling financial interest, and increases the frequency of required reassessments to determine whether a company is the primary beneficiary of a VIE. The Company adopted the provisions of these staff positions effective January 1, 2010. The adoption of these staff positions could impact future transactions entered into by the Company.

In October 2009, the FASB issued ASU 2009-13, “Multiple-Deliverable Revenue Arrangements” (amendments to ASC Topic 605, “Revenue Recognition” ), (“ASU 2009-13”) and ASU 2009-14, “Certain Arrangements that Include Software Elements”, (  amendments to ASC Topic 985, “Software”)   (“ASU 2009-14”).  ASU 2009-13 requires entities to allocate revenue in an arrangement using estimated selling prices of the delivered goods and services based on a selling price hierarchy. The amendments eliminate the residual method of revenue allocation and require revenue to be allocated using the relative selling price method. ASU 2009-14 removes tangible products from the scope of software revenue guidance and provides guidance on determining whether software deliverables in an arrangement that includes a tangible product are covered by the scope of the software revenue guidance. ASU 2009-13 and ASU 2009-14 should be applied on a prospective basis for revenue arrangements entered into or materially modified in fiscal years beginning on or after June 15, 2010, with early adoption permitted. The Company has evaluated the impact of the adoption of these ASUs on its consolidated results of operations or financial condition, and the adoption did not have a material impact on its consolidated financial statements.

In April 2010, the FASB issued ASU 2010-13, Topic 718, “Compensation—Stock Compensation” (“ASU 2010-13”), which addresses the classification of an employee share-based payment award with an exercise price denominated in the currency of a market in which the underlying equity security trades.  ASU 2010-13 specifies that a share-based payment awarded that contains a condition that is not a market, performance, or service condition is required to be classified as a liability unless it otherwise qualifies as equity.  The amendment is effective for fiscal years, and interim period beginning on or after December 15, 2010.  The Company has evaluated the impact of the adoption of this ASU on its consolidated results of operations or financial condition, and the adoption did not have a material impact on its consolidated financial statements.

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

The Company’s principal executive officer and principal financial officer, with the participation of other members of the Company’s management, have evaluated the effectiveness of the Company’s disclosure controls and procedures (as defined in Rule 13a-15(e) under the Securities and Exchange Act of 1934, as amended) as of the end of the period covered by this report (the “Evaluation Date”) and, based on that evaluation, concluded that, as of the Evaluation Date, the Company’s disclosure controls and procedures were effective to ensure that information that is required to be disclosed in its reports under the Securities and Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to management, including the Company’s Chief Executive Officer and Principal Accounting Officer, as appropriate, to allow timely decisions regarding required disclosure.

Based on this evaluation and the identification of the material weakness in internal control over financial reporting described below,  the Chief Executive and Principal Accounting Officers, have concluded that for the quarter ended September 30, 2010, the Company’s disclosure controls and procedures were not effective.

Management determined that at September 30, 2010 the Company had a material weakness because it did not have a sufficient number of personnel with an appropriate level of knowledge and experience of generally accepted accounting principles in the United States of America (U.S. GAAP) that are commensurate with the Company’s financial reporting requirements.  Contributing to this lack of sufficient resources was the unanticipated voluntary turnover of key personnel.  Because of the material weakness, the Company took the following actions so that its consolidated financial statements as of, and for the quarter ended September 30, 2010, are presented in accordance with U.S. GAAP.  These actions included (i) supplementing existing resources with technically qualified third party consultants and (ii) performing additional procedures and analyses.

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

Historically, our net cash used in operations has been substantial. Our net cash used in operations for the nine months ended September 30, 2010 was $801 thousand. Our cash and cash equivalents as of September 30, 2010 was $188 thousand as compared to $197 thousand as of December 31, 2009. We anticipate that will meet our cash requirements at least into September of 2011, assuming we are able to fully implement our current costs cutting initiatives, we are able to win additional contracts and we are able to maintain our current customer contracts. In the event we are unable to do so, in order for the Company to continue as a going concern we will be required to obtain additional capital from external sources or significantly reduce our operating costs, which may include the cessation of operations in some countries.

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

Our common stock has been delisted from The NASDAQ Capital Market, which negatively impacts the price of our common stock and our ability to access the capital markets.

On October 20, 2010, the Company received notification that the NASDAQ Qualifications Panel (the "Panel") determined to delist the Company's securities from The NASDAQ Stock Market, effective with the open of business on October 22, 2010, as a result of the Company's failure to regain compliance with the minimum $2.5 million stockholders' equity requirement. The Company’s common stock is currently quoted on the Pink Sheets.  The delisting of our common stock will significantly affect the ability of investors to trade our securities and will significantly negatively affect the value and liquidity of our common stock. In addition, the delisting of our common stock will materially adversely affect our ability to raise capital on terms acceptable to us or at all. Delisting from The NASDAQ Capital Market will also have other negative results, including the potential loss of confidence by suppliers and employees, the loss of institutional investor interest and fewer business development opportunities.

Our common stock is subject to the penny stock regulations that impose restrictions on the marketability of our common stock.  As a consequence, the ability of our stockholders to sell shares of our common stock could be impaired.

The Securities and Exchange Commission (the "Commission") has adopted regulations that generally define a "penny stock" to be an equity security that has a market price of less than $5.00 per share or an exercise price of less than $5.00 per share subject to certain exceptions that are not applicable to our Company at present. Our common stock is subject to the penny stock rules that impose additional sales practice requirements on broker-dealers who sell these securities to persons other than established customers and accredited investors. The regulations require that prior to any transaction involving a penny stock, a risk disclosure schedule must be delivered to the buyer explaining the penny stock market and its risks. For transactions covered by these rules, the broker-dealer must make a special suitability determination for the purchase, and must have received the purchaser's written consent to the transaction prior to sale. As such the market liquidity for the common stock will be limited to the ability of broker-dealers to sell it in compliance with the above-mentioned disclosure requirements.

          You should be aware that, according to the Commission, the market for penny stocks has suffered in recent years from patterns of fraud and abuse. Such patterns include:

•	control of the market for the security by one or a few broker-dealers;

•	"boiler room" practices involving high-pressure sales tactics;

•	manipulation of prices through prearranged matching of purchases and sales;

•	the release of misleading information;

•	excessive and undisclosed bid-ask differentials and markups by selling broker-dealers; and

•	dumping of securities by broker-dealers after prices have been manipulated to a desired level, which hurts the price of the stock and causes investors to suffer loss.

We are aware of the abuses that have occurred in the penny stock market. Although we do not expect to be in a position to dictate the behavior of the market or of broker-dealers who participate in the market, we will strive within the confines of practical limitations to prevent such abuses with respect to our common stock.

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

The Company follows the provisions ASC 805, “Business Combinations” and ASC 350, “Goodwill and Other Intangible Assets,” applicable to business combinations.  In accordance with these standards, goodwill acquired in connection with the acquisitions of Encorium Oy and Progenitor were not amortized.   Under ASC 350, goodwill is subject to impairment testing annually or whenever events or changes in circumstances indicate that the carrying amount may not be fully recoverable. The Company performed interim goodwill impairment testing as of September 30, 2010 and determined that goodwill acquired in connection with the acquisition of Encorium Oy was not impaired and that no adjustment to the carrying value was necessary.  The Company also performed interim testing of the intangible assets acquired in connection with the acquisition of Encorium Oy, as of September 30, 2010.  As a result, the company determined that intangible assets acquired in connection with the acquisition of Encorium Oy were impaired and recognized a non-cash impairment loss of approximately $2.8 million.  The Company also reduced the carrying value of Encorium Oy’s intangible assets and related deferred tax liability.  Impairment testing involves various estimates and assumptions, which could vary, and an analysis of relevant market data and market capitalization.  If our stock price continues to decline or if economic conditions continue to deteriorate, we may incur additional impairment charges which may adversely impact our results of operations and financial condition.

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

Historically, projects in the fields of cardiovascular, oncology, immunology, vaccines, medical devices as well as clinical staff outsourcing have represented 50-75% of our European project work, although the mix of projects is subject to change from year to year. For the three months ended September 30, 2010, our net revenues from our top largest clients amounted to 60% of our net revenues representing 18%, 18%, 14%, and 10% of our net revenues, respectively, as compared to the three months ended September 30, 2009 in which net revenues from these clients amounted to 49% of our revenues representing 31%, and 18%.  The Company expects that a relatively small number of clients will continue to represent a significant percentage of its net revenue.  Contracts with these clients generally can be terminated on short notice. The loss of business from any one of these significant clients would have a material and adverse effect on its business and revenues.

Loss of key personnel, or failure to attract and retain additional personnel, may cause the success and growth of our business to suffer.

Our future success depends on the personal efforts and abilities of the principal members of our senior management and scientific team to provide strategic direction, develop business, provide service to our clients, manage our operations and finances, and maintain a cohesive and stable environment. The loss of their services might significantly delay or prevent the achievement of business development and strategic objectives. As a provider of complex clinical trial support services, our success depends on our ability to retain key employees and to attract additional qualified employees. Competition for qualified personnel is intense and we cannot assure you that we will be able to retain existing personnel or attract and retain additional highly qualified employees in the future. The loss of services of any of our key executives may have a material and adverse effect on our business operations, results of operations and financial position.

Competition for our key executives and skilled personnel, particularly those with a medical degree, a Ph.D. or equivalent degrees, is intense. We compete with clinical research organizations, pharmaceutical and biotechnology companies, and academic and research institutions that have far greater financial resources to recruit skilled personnel. Our inability to attract and retain qualified executives and scientific staff could have a material and adverse effect on our business plan, results of operations and financial condition. There can be no assurance that we will be able to continue to attract and retain qualified executives and scientific staff in the future.

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

Industry trends and economic factors that affect our clients in the pharmaceutical and biotechnology industries also affect our business. Our revenues depend greatly on the expenditures made by the pharmaceutical and biotechnology industries in research and development. The practice of many companies in these industries has been to hire outside organizations like us to conduct clinical research projects. This practice has grown significantly in the last decade, and we have benefited from this trend. However, if this trend were to change and companies in these industries were to reduce the number of research and development projects they outsource, our business could be materially and adversely affected. For example, over the past several years, mergers and other factors in the pharmaceutical industry appear to have slowed decision-making by pharmaceutical companies and delayed drug development projects. The continuation of or increase of these trends could have a negative effect on our business.

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

Failure to comply with Section 404 of the Sarbanes-Oxley Act could negatively impact the market price of our stock .  Failure to maintain effective internal controls in accordance price.

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

As of September 30, 2010, the Company’s consolidated indebtedness was approximately $3.6 million.  The Company’s level of indebtedness will have several important effects on its future operations. For example, the Company will be required to use a portion of its cash flow from operations for the payment of principal and interest due on its outstanding indebtedness.  In addition, the Company’s outstanding indebtedness and leverage could increase the impact of negative changes in general economic and industry conditions, as well as competitive pressures. Finally, the level of the Company’s outstanding indebtedness may affect its ability to obtain additional financing for working capital, capital expenditures or general corporate purposes.

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

We may be unable to quickly and effectively integrate operations of Progenitor which could materially adversely affect our combined business, financial condition and results of operations

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

The market price of our common stock may decline as a result of the acquisition of Progenitor Holding.

The market price of our common stock may decline as a result of the acquisition of Progenitor Holding, including if:

•	we do not achieve the perceived benefits of the acquisition as rapidly or to the extent anticipated by financial or industry analysts; or

•	the effects of the acquisition on the businesses are not consistent with the expectations of financial or industry analysts; or

Our stockholders have suffered dilution to their equity and voting interests as a result of the acquisition of Progenitor Holding.

In connection with the acquisition of Progenitor, we have issued and may issue additional shares of the Company’s Common Stock in the future to the former stockholders of Progenitor Holding in connection with any earn out payments.  If the combined company is unable to realize the strategic and financial benefits currently anticipated from the business combination, the Encorium stockholders will have experienced dilution of their ownership interest without receiving any commensurate benefit.

We could lose clients as a result of uncertainty regarding the acquisition of Progenitor Holding

Uncertainty regarding the acquisition of Progenitor Holding and the ability of Encorium and Progenitor Holding to integrate effectively their operations without significant reduction in quality of service could lead some clients to select other vendors. The loss of business from significant clients could have a negative effect on our business.

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

ENCORIUM GROUP, INC.
Dated: May 3, 2011
	By:	/S/ KAI LINDEVALL, M.D. PH. D.
Kai Lindevall, M.D. Ph. D.
Executive Chairman
(Principal Executive Officer)

Dated: May 3, 2011	By:	/S/ NIKLAS TEVAJARI
Niklas Tevajärvi
Principal Accounting Officer