Form 10-K
period 2010-12-31
ENCORIUM GROUP INC
filed 2011-10-03
CIK 856569

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

(Mark One)
☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2010.
OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

For the transition period from              to
Commission file number: 0-21145

ENCORIUM GROUP, INC.
(Exact name of registrant as specified in its charter)

Delaware	56-1668867
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

Keilaranta 10, FI02150 Espoo Finland	N/A
(Address of principal executive offices)	(Zip Code)

+358 20 751 8200
(Registrant’s telephone number, including area code)

Securities registered under Section 12(b) of the Exchange Act: None

Securities registered under Section 12(g) of the Exchange Act:
Common Stock, $.001 par value per share
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
Yes  ☐    No  ☒

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

Large accelerated filer ☐	Accelerated filer ☐

Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
Yes  ☐    No  ☒

As of June 30, 2011, the aggregate market value of the registrant’s common stock held by non-affiliates of the registrant was $1,751,887  based on the closing sale price as reported on the Pink Sheets Market System.

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at September 29, 2011
Common Stock, $.001 par value per share	5,308,749*

*	Does not include 38,765 shares which are held in treasury.

DOCUMENTS INCORPORATED BY REFERENCE: None

ENCORIUM GROUP, INC.

FORM 10-K ANNUAL REPORT

In this discussion, the terms “Company,” “we,” “us” and “our” refer to Encorium Group, Inc.  and our consolidated subsidiaries, except where it is made clear otherwise.

FORWARD LOOKING STATEMENTS

When used in this Report on Form 10-K and in other public statements, both oral and written, by the Company and Company officers, the words “estimate,” “project,” “expect,” “intend,” “believe,” “anticipate” and similar expressions are intended to identify forward-looking statements regarding events and trends that may affect our future operating results and financial position. Such statements are subject to risks and uncertainties that could cause our actual results and financial position to differ materially. Such factors include, among others: (i) the risk that we may not have sufficient funds to operate our business; (ii) our success in attracting new business and retaining existing clients and projects; (iii) the size, duration and timing of clinical trials we are currently managing may change unexpectedly; (iv) the termination, delay or cancellation of clinical trials we are currently managing could cause revenues and cash-on-hand to decline unexpectedly; (v) the timing difference between our receipt of contract milestone or scheduled payments and our incurring costs to manage these trials; (vi) outsourcing trends in the pharmaceutical and biotechnology industries; (vii) the ability to maintain profit margins in a competitive marketplace; (viii) our ability to attract and retain qualified personnel; (ix) the sensitivity of our business to general economic conditions; (x) other economic, competitive, governmental and technological factors affecting our operations, markets, products, services and prices; (xi) announced awards received from existing and potential customers are not definitive until fully negotiated contracts are executed by the parties; and (xii) our backlog may not be indicative of future results and may not generate the revenues expected. You should not place undue reliance on any forward-looking statement. We undertake no obligation to publicly release the result of any revision of these forward-looking statements to reflect events or circumstances after the date they are made or to reflect the occurrence of unanticipated events. Please refer to the section entitled “Risk Factors” beginning on page 10 for a more complete discussion of factors which could cause our actual results and financial position to change.

PART I

ITEM 1.	BUSINESS

This Business section outlines our current business and sets forth our strategy to further expand our business. However, we do not currently have the funding necessary to carry out our expansion strategies. As a result, if we are unable to secure capital from external source or significantly increase our revenue we will need to significantly reduce our operating costs which will jeopardize the future strategic initiatives and business plans of the Company. See Item 1A. “Risk Factors” below.

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

On February 16, 2010, the Company affected a one-for-eight reverse split of its Common Stock effective at 5 PM Eastern Time on February 16, 2010. The Company implemented the reverse stock split under the authority granted to the Board of Directors by the Company's stockholders at their annual meeting on January 8, 2010, to affect a reverse stock split of the Company's Common Stock, par value $0.001 per share, at a ratio within a range of from one-for-three to one-for-ten shares. As a result of the reverse stock split, each eight shares of issued and outstanding shares of the Company’s Common Stock,  were combined and reconstituted as one share of Common Stock, par value $0.001 per share, of the Company. The reverse stock split reduced the number of outstanding shares of Common Stock from 27,105,383 shares to 3,388,173 shares. All fractional shares which would have otherwise resulted from the reverse stock split were rounded up to the nearest whole share in lieu of fractional shares.

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

The consideration for the acquisition was a combination of cash and stock valued at $2.57 million, plus earn-out consideration of up to $1.8 million.  The earn-out is subject to the achievement of certain targets as set forth in the purchase agreement and if achieved.  As of December 31, 2010, the Company’s management has determined that none of the earn-out targets set forth in the purchase agreement will be achieved; therefore, no further purchase price adjustments were necessary.

The Company financed the cash component of the purchase consideration by issuing an unsecured note in the amount of $1.4 million to Ilari Koskelo, a significant stockholder of the Company.  In connection with the Company’s rights offering which was completed on October 15, 2010, the Company exchanged the outstanding note payable to stockholder for shares of common stock of the Company.

On October 15, 2010 the Company completed a rights offering of its common stock.  The rights offering entitled each stockholder of record on August 20, 2010 to purchase one share of common stock at $1.75 per share.  Upon completion of the rights offering, the company issued 641,002 shares of its common stock in exchange for $1.1 million.  Additionally, the Company exchanged notes payable of $1.8 million due to a significant stockholder for 1,015,000 shares of common stock.

On October 20, 2010, the Company received notification that the NASDAQ Qualifications Panel (the "Panel") determined to delist the Company's securities from The NASDAQ Stock Market, effective with the open of business on October 22, 2010, as a result of the Company's failure to regain compliance with the minimum $2.5 million stockholders' equity requirement. The Company’s common stock is currently quoted on the Pink Sheets, trade symbol ENCO.PK. Investors can now view real time stock quotes for ENCO.PK at http://www.otcmarkets.com.

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

Clients and Marketing

We provide a broad range of clinical research and consulting services to the pharmaceutical and biotechnology industries. Our clients consist of some of the largest companies in the pharmaceutical, biotechnology and medical device industries. In 2010, we provided services to 58 different clients covering 145 separate studies.  In 2010, our three largest clients accounted for 46% of our net revenues, with the three largest representing 25%, 11% and 10% of our net revenues, respectively. In 2009, our three largest clients accounted for 48% of our net revenues, with the three largest representing 30%, 10% and 8% of our net revenues, respectively.  Our largest clients for any one year period may not represent the same customers as in a prior year period.

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

Backlog

Our backlog consists of anticipated net revenue from uncompleted projects which have been authorized by the client through a written contract or letter of intent. Many of our studies and projects are performed over an extended period of time, which may be several years. Amounts included in backlog have not yet been recognized as net revenue in our consolidated statements of operations. Once contracted work begins, net revenue is recognized over the life of the contract as services are performed. The recognition of net revenue reduces our backlog while the awarding of new business increases our backlog. In 2010, new business awards, net of contract cancellations of $7.2 million was $8.6 million a decrease of $3.7 million compared to $12.3 million awarded in 2009. Our consolidated backlog was approximately $12.3 million at December 31, 2010, compared to $17.1 million at December 31, 2009, a decrease of $4.8 million. We expect approximately 56.1% of this backlog will be recognized as net revenue in 2011, subject to the risk factors listed herein.

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

Employees

At December 31, 2010, we employed 141 full-time and 5 part-time personnel all of which were located outside of the U.S.  None of our employees are subject to a collective bargaining agreement. We believe that our relations with our employees are good.  In addition, during 2010, we supplemented our employee base with contractors on an as-needed basis.

ITEM 1A.	RISK FACTORS

Our independent auditors included an explanatory paragraph regarding our ability to continue as a going concern in the audit report on our consolidated financial statements for the year ended December 31, 2010 and notes to our consolidated financial statements for the year ended December 31, 2010, which may require us to scale back or cease operations.

At December 31, 2010, we had cash and cash equivalents of approximately $267 thousand and working capital deficiency of approximately $(6.4) million.  For the year ended December 31, 2010, we incurred a net loss of approximately $9.1 million.  Due to such financial position and results of operations as well as the absence of firm commitments for any additional financing, our independent registered public accounting firm included an explanatory paragraph in the audit report on our consolidated financial statements for the year ended December 31, 2010.  Additionally, Note 1 to our consolidated financial statements for the year ended December 31, 2010, states that there is substantial doubt about our ability to continue as a going concern.

The going concern explanatory paragraph in the report of our independent auditors and the note to financial statements may cause concern to one or more of our constituencies of debt holders, clients, suppliers, trade creditors or other contractual parties.  If any debt holder’s, client’s, supplier’s, trade creditor’s or other contractual party’s concern results in adverse changes in their respective business relations with us, these changes may materially adversely affect our cash flows and results of operations. In addition, any perception that we may not be able to continue as a going concern may cause potential clients or other contractual parties to choose not to deal with us due to concerns about our ability to meet our contractual obligations, which may materially adversely affect our ability to win new contracts and/or raise additional capital. If we are unable to generate sufficient cash from operations and obtain additional funding, we may not be able to continue operations as proposed, requiring us to scale back various aspects of our operations or cease operations.  In such event, you may lose a portion or all of your investment.

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

On October 20, 2010, the Company received notification that the NASDAQ Qualifications Panel (the "Panel") determined to delist the Company's securities from The NASDAQ Stock Market, effective with the open of business on October 22, 2010, as a result of the Company's failure to regain compliance with the minimum $2.5 million stockholders' equity requirement. The Company’s common stock is currently quoted on the Pink Sheets.  The delisting of our common stock significantly affects the ability of investors to trade our securities and significantly negatively affects the value and liquidity of our common stock. In addition, the delisting of our common stock may adversely affect our ability to raise capital on terms acceptable to us or at all. Delisting from The NASDAQ Capital Market will also have other negative results, including the potential loss of confidence by suppliers and employees, the loss of institutional investor interest and fewer business development opportunities.

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

Failure to maintain effective internal control over financial reporting and disclosure controls and procedures could negatively impact the market price of our stock.

Our management is responsible for establishing and maintaining adequate internal control over financial reporting and disclosure controls and procedures, and our management evaluates   the effectiveness of our internal control over financial reporting and disclosure controls and procedures.  Due to a material weakness in our internal control over financial reporting, management concluded that our disclosure controls and procedures and internal control over financial reporting were not effective as of December 31, 2010, based on the criteria in Internal Control–Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the company’s annual or interim financial statements will not be prevented or detected on a timely basis. Management determined that at December 31, 2010, we had a material weakness because we did not have a sufficient number of personnel with an appropriate level of knowledge and experience of generally accepted accounting principles in the United States of America (U.S. GAAP) that are commensurate with our financial reporting requirements.  Contributing to this lack of sufficient resources was the unanticipated voluntary turnover of key personnel.  Because of the material weakness, we took certain actions so that our consolidated financial statements as of, and for the quarter and year ended December 31, 2010, are presented in accordance with U.S. GAAP.  These actions included (i) supplementing existing resources with technically qualified third party consultants and (ii) performing additional procedures and analyses.

If we fail to maintain effective disclosure controls and procedures and internal control over financial reporting, current stockholders and potential investors could lose confidence in our financial reporting, which would harm our business prospects and the market price of our stock.

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

The Company follows the provisions of ASC 805, “Business Combinations” (ASC 805) and ASC 350, “Goodwill and Other Intangible Assets” (ASC 350) applicable to business combinations.  The Company also follows the provisions of ASC 360, “Accounting for the Impairment or Disposal of Long-lived Assets” (ASC 360).  The Company acquired goodwill and intangible assets in business combinations.  In accordance with these standards, goodwill is not amortized.  Under ASC 350, goodwill is subject to impairment testing annually or whenever events or changes in circumstances indicate that the carrying amount may not be fully recoverable.  The Company’s intangible assets are carried at cost and are subject to amortization.  In accordance with ASC 360, the Company’s intangible assets are subject to impairment testing whenever changes in circumstances indicate that the carrying value may not be fully recoverable.

Due to triggering events, the Company conducted an interim impairment review of goodwill and intangible assets obtained in connection with the acquisition of Encorium Oy as of September 30, 2010.  Although management found no impairment related to Encorium Oy’s goodwill, they did conclude that Encorium Oy’s intangible assets were impaired and as a result, the Company recorded a non-cash impairment loss of approximately $2.8 million.

Due to triggering events occurring in the fourth quarter of 2010, the Company conducted an interim impairment review of goodwill and intangible assets obtained in connection with the acquisition of Progenitor.  While management found no impairment related to Progenitor’s intangible assets, they did conclude that Progenitor’s goodwill was impaired and as a result, the Company recorded a non-cash impairment loss of $798 thousand.  See Note 17, “Goodwill and Other Intangibles,” to the consolidated financial statements for further information regarding the Company’s impairment review of goodwill and intangible assets.

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

Historically, projects in the fields of cardiovascular, oncology, immunology, vaccines, medical devices as well as clinical staff outsourcing have represented 50-75% of our European project work, although the mix of projects is subject to change from year to year. Our net revenues from our three largest clients amounted to 46% of our net revenues, with the three largest clients representing 25%, 11% and 10% of our net revenues, respectively, for the year ended December 31, 2010, as compared to the year ended December 31, 2009 in which net revenues from our three largest clients amounted to 48% of our revenues with the three largest clients representing 30%, 10% and 8% of our net revenues, respectively.  The Company expects that a relatively small number of clients will continue to represent a significant percentage of its net revenue.  Contracts with these clients generally can be terminated on short notice. The loss of business from any one of these significant clients would have a material and adverse effect on its business and revenues.

Loss of key personnel, or failure to attract and retain additional personnel, may cause the success and growth of our business to suffer.

Our future success depends on the personal efforts and abilities of the principal members of our senior management and scientific team to provide strategic direction, develop business, provide service to our clients, manage our operations and finances, and maintain a cohesive and stable environment. The loss of their services might significantly delay or prevent the achievement of business development and strategic objectives. As a provider of complex clinical trial support services, our success depends on our ability to retain key employees and to attract additional qualified employees. Competition for qualified personnel is intense and we cannot assure you that we will be able to retain existing personnel or attract and retain additional highly qualified employees in the future. The loss of services of any of our key executives may have a material and adversely affect our business operations, results of operations and financial position.

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

Governmental agencies throughout the world, but particularly in the U.S., strictly regulate the drug development and approval process. Our business involves helping pharmaceutical and biotechnology companies navigate the regulatory drug approval process. Any changes in drug approval regulatory requirements, such as the introduction of simplified drug approval procedures or an increase in regulatory requirements that we have difficulty satisfying, could eliminate or substantially reduce the need for our services. These and other changes in regulation could have an impact on the business opportunities available to us. As a result, our business, results of operations and financial condition may be materially and adversely affected.

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

Recently, general worldwide economic conditions have experienced a downturn due to slower economic activity, concerns about inflation and deflation, increased energy costs, decreased consumer confidence, reduced corporate profits and capital spending, adverse business conditions, recent international conflicts and terrorist and military activity, and the impact of natural disasters and public health emergencies. If economic growth in the global economy is further slowed, many customers may delay or reduce spending on our services, which would harm our business, results of operations and financial condition.

Our operations may be interrupted by the occurrence of a natural disaster or other catastrophic event.

We depend upon our clients, study sites and our facilities, as well as the ability to readily travel among these, for the continued operation of our business. We also depend upon the continuous, effective, reliable and secure operation of our computer hardware, software, networks, telecommunications networks, internet servers and related infrastructure. However, catastrophic events, including terrorist attacks, could still disrupt our operations, those of our clients or study sites, or our ability to travel among these locations, which would also affect us. Although we carry business interruption insurance, we might suffer losses as a result of business interruptions that exceed the coverage available under our insurance policies. Any natural disaster or catastrophic event affecting our facilities could have a material and adverse effect on our business and results of operations.

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

We may be subject to continuing inspections of our facilities and documentation in connection with studies we have conducted in support of marketing applications, or routine inspections of our facilities that have yet to be inspected by regulatory authorities. Regulatory authorities can have significant authority over the conduct of clinical trials, and they have the power to take regulatory and legal action in response to violations of clinical standards, subject protection and regulatory requirements in the form of civil and criminal fines, injunctions and other measures. Additionally, there is a risk that actions by regulatory authorities, if they result in significant inspectional observations or other measures, could cause clients not to award us future contracts or to cancel existing contracts. Depending upon the amount of revenue lost, the results could have a material and adverse effect on our results of operations.

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

We depend on the biopharmaceutical industry for our revenue.

Our revenue depend on the outsourcing trends, size of the drug-development pipeline and research and development expenditures of the biopharmaceutical industry. Economic factors and industry trends that affect companies in the industry affect its business. A slowdown in research and development spending or a reprioritization of the drug development pipelines or limited access to capital to fund projects in the biopharmaceutical industry could negatively affect our net service revenues and results of operations. Mergers and acquisitions in the biopharmaceutical industry and the related rationalization of the drug-development pipelines could result in delay or cancellation of certain existing projects.

Our indebtedness could adversely affect its business and financial condition.

As of December 31, 2010, our consolidated indebtedness was $1.5 million.  Our level of indebtedness will have several important effects on our future operations. For example, we will be required to use a portion of our cash flow from operations for the payment of principal and interest due on our outstanding indebtedness.  In addition, our outstanding indebtedness and leverage could increase the impact of negative changes in general economic and industry conditions, as well as competitive pressures. Finally, the level of our outstanding indebtedness may affect our ability to obtain additional financing for working capital, capital expenditures or general corporate purposes.

General economic conditions as well as conditions affecting our operations specifically, including, but not limited to, financial and business conditions, many of which are beyond its control, may affect our future performance. As a result, these and other factors may affect our ability to make principal and interest payments on our indebtedness.  Our business might not generate the cash flow necessary to service our indebtedness.  If we cannot generate sufficient cash flow from operations in the future to service our indebtedness, we may, among other things:

•	Seek additional financing in the debt or equity markets;

•	Seek to refinance or restructure all or a portion of our indebtedness;

•	Sell selected assets; or

•	Reduce or delay planned capital expenditures

These measures might not be sufficient to enable us to service our indebtedness, in which event an event of default could potentially occur under one of our loan facilities which would materially and adversely affect our financial condition and operations.

We may be exposed to risk from our various counterparties.

The current global economy has shown signs of weakening and continues to show signs of fragility; its impact may be far reaching. As a result, we may be exposed to risks related to defaults from our suppliers and customers.   Key suppliers could fail to deliver agreed upon goods or services. Customers may not be able to obtain financing for their clinical trials with us, which may result in the delay or cancellation of these trials. Additionally, customers may not be able to pay or may pay receivables more slowly than in the past resulting in bad debt expenses or poor cash flow.

We may be unable to quickly and effectively integrate operations of Progenitor which could materially adversely affect our combined business, financial condition and results of operations

On July 19, 2010, the Company acquired Progenitor Holding.  In order to increase profitability and operating efficiencies, we will need to integrate and coordinate certain key elements of Progenitor’s business with the business of the Company, including:

•	service offerings;

•	marketing and business development efforts;

•	management and other professional personnel; and

•	operational systems of Encorium and Progenitor.

We may not accomplish the integration smoothly, expeditiously or successfully. The difficulties of combining the companies’ operations include:

•	coordinating the efforts and managing the operation, facilities and decision-making process;

•	integrating organizations whose personnel have diverse business and cultural backgrounds; and

•	combining different corporate cultures.

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

In an effort to realize our strategic goal of becoming the world’s leading vaccine CRO, we may make additional acquisitions. Acquisitions involve risks, including (i) the inability to successfully integrate acquired businesses or to realize anticipated synergies, economies of scale or other expected value; (ii) difficulties in managing and coordinating operations at new sites; (iii) the loss or termination of key employees of acquired businesses; (iv) the loss of key customers of acquired businesses; (v) performance of acquired products; (vi) unanticipated expenses in connection with refining and improving acquired products; (vii) diversion of management’s attention from other business concerns; and (viii) risks of entering businesses and markets in which we have no direct or limited prior experience. Acquisitions may result in the utilization of cash and marketable securities, dilutive issuances of equity securities and the incurrence of debt, any of which would weaken our financial position. In addition, acquisitions may result in the creation of (i) certain definite-lived intangible assets that increase amortization expense, (ii) goodwill and other indefinite-lived intangible assets that subsequently may result in large write-downs should these assets become impaired and (iii) earn-out or other payments that may need to be expensed rather than recorded as additional goodwill.

ITEM 1B.	UNRESOLVED STAFF COMMENTS

None

ITEM 2.	PROPERTIES

The Company leases all of its facilities.  We currently manage the majority of European and Asian clinical trials from Encorium’s facility in Espoo, Finland. We lease approximately 13,552 square feet in Espoo, Finland from an independent landlord under a lease expiring on October 31, 2013. The rent in 2010, including parking, was approximately €25 thousand per month (or approximately $34 thousand per month based on an exchange rate of 1.00 EUR~1.3252 USD).

ITEM 3.	LEGAL PROCEEDINGS

The Company was not involved in any material litigation as of December 31, 2010.

ITEM 4.	REMOVED AND RESERVED

PART II

ITEM 5.	MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS, AND ISSUER PURCHASES OF EQUITY SECURITIES

Market Information

Our common stock was quoted in the NASDAQ Capital Market under the symbol “ENCO” through October 22, 2010, when our common stock was delisted by NASDAQ.  As of October 23, 2010, our common stock was quoted on the Pink Sheets under the symbol “ENCO.PK”  The following table indicates the high and low sale prices per share for each quarter over the last two fiscal years.

	2010		2009
Quarter Ended	High*	Low*	High*	Low*
31-Mar	$3.27	$1.36	$2.56	$1.36
30-Jun	5.46	2.11	3.04	1.40
30-Sep	2.78	1.70	9.84	.80
31-Dec	1.76	.50	5.12	1.77

*Note: The Company affected a one-for-eight reverse stock split on February 16, 2010.  The sales prices of the Company's Common Stock in the above table have been retroactively restated to reflect the effects of the reverse split. See Note 1 for additional information.

Holders

As of August 31, 2011, there were approximately 600 holders of record of our common stock. However, we believe that there are approximately 2,500 additional shareholders in “street name”, who beneficially own our common stock in various brokerage accounts.

Dividend Policy

We have never declared a cash dividend on our common stock and do not anticipate paying cash dividends in the foreseeable future.

Recent Sales of Unregistered Securities

The Company had no sales of unregistered securities which have not be described in a Current Report on Form 8-K.

Purchase of Equity Securities by the Issuer and Affiliated Purchasers
In October 2008 the Company approved a stock repurchase program in an amount of up to $250,000. There were no repurchases of Common Stock by the Company or by its affiliates for the twelve months ended December 31, 2010.  There were 38,765 common shares in treasury as of December 31, 2010. The shares are valued using the cost method of accounting for treasury stock.

ITEM 6.	SELECTED FINANCIAL DATA

Not required for registrant

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

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

Our independent registered public accounting firm included an explanatory paragraph in the audit report on our consolidated financial statements for the year ended December 31, 2010.  Additionally, Note 1 to our consolidated financial statements for the year ended December 31, 2010, states that there is substantial doubt about our ability to continue as a going concern.  Our cash and cash equivalents as of December 31, 2010 was $267 thousand, as compared to $197 thousand as of December 31, 2009.  We anticipate that will meet our cash requirements through May 2012, assuming we are able to fully implement our current costs cutting initiatives, we are able to win additional contracts during fiscal 2011 and we are able to maintain our current customer contracts.  In the event we are unable to do so, in order for the Company to continue as a going concern, we will be required to obtain additional capital from external sources or significantly reduce our operating costs, which may include the cessation of operations in some countries. Our independent registered public accounting firm included an explanatory paragraph  in the audit report on our consolidated financial statements for the year ended December 31, 2010.  Additionally, Note 1 to our consolidated financial statements for the year ended December 31, 2010, states that there is substantial doubt about our ability to continue as a going concern. See Item 1A. “Risk Factors.”

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

As is customary in the industry, we will continue to exclude from revenue and expense in the Consolidated Statements of Operations fees paid to investigators and the associated reimbursement since we acts as an agent on behalf of the pharmaceutical company sponsors with regard to investigator payments.  These investigator fees are not reflected in our Net Revenue, Reimbursement Revenue, Reimbursement Out-of-Pocket Expenses, and/or Direct Expenses. The amounts of these investigator fees were $700 thousand and $1.4 million the years ended December 31, 2010 and 2009, respectively.

Concentration of Credit Risk

Our accounts receivable and costs and estimated earnings in excess of related billings on uncompleted contracts are concentrated with a small number of companies within the pharmaceutical, biotechnology and medical device industries. The significant majority of this exposure is to large, well established firms. Credit losses have historically been minimal. As of December 31, 2010, the total of accounts receivable and costs and estimated earnings in excess of related billings on uncompleted contracts was $3.2 million. Of this amount, the exposure to our three largest clients was 41% of the total, with the three largest clients representing 18%, 12% and 11% of total exposure, respectively. As of December 31, 2009, the total of accounts receivable and costs and estimated earnings in excess of related billings on uncompleted contracts was $5.3 million. Of this amount, the exposure to our two largest clients was 44% of the total, with the two largest clients representing 33% and 11% of total exposure, respectively.

Stock-Based Compensation

The Company accounts for stock based compensation in accordance with Financial Standards Accounting Board (FASB) Accounting Standards Codification (ASC) 718, “Share Based Payment” (ASC 718), using the Modified Prospective Approach. ASC 718 requires the cost of all share-based payments to employees, including grants of employee stock options, to be recognized in the financial statements based on their fair values at grant date, or the date of later modification, over the requisite service period. In addition, ASC 718 requires unrecognized cost (based on the amounts previously disclosed in our pro forma footnote disclosure) related to options vesting after the date of initial adoption to be recognized in the financial statements over the remaining requisite service period. Accordingly, prior period amounts have not been restated.

Income Taxes

The Company estimates its tax liability based on current tax laws in the statutory jurisdictions in which it operates. Because the Company conducts business on a global basis, its effective tax rate has and will continue to depend upon the geographic distribution of its pre-tax earnings (losses) among jurisdictions with varying tax rates. These estimates include judgments about deferred tax assets and liabilities resulting from temporary differences between assets and liabilities recognized for financial reporting purposes and such amounts recognized for tax purposes. The Company has assessed the realization of deferred tax assets and a valuation allowance has been established against excess net operating losses based on an assessment that it is more likely, than not, that realization cannot be assured. The ultimate realization of this tax benefit is dependent upon the generation of sufficient operating income in the respective tax jurisdictions.

Goodwill and Intangible Assets

Goodwill represents excess cost over the fair value of a company’s net assets acquired in a business combination as of the acquisition date.   Goodwill, which is not subject to amortization, is tested for impairment at least annually or whenever events or changes in circumstances indicate that the carrying amount may not be fully recoverable.

The Company obtained goodwill and intangible assets in connection with the acquisitions of Encorium Oy (formerly Remedium Oy) and Progenitor.  We test goodwill for impairment on an annual basis for each reporting unit based on the anniversary date on which each entity was acquired: November 1st for Encorium Oy and July 19th for Progenitor.   Management uses its judgment in assessing whether goodwill has become impaired between annual impairment tests.  Recoverability of goodwill is evaluated using a two-step process. The first step involves a comparison of the fair value of a reporting unit, including goodwill, with its carrying value.  In the event that the carrying amount of the reporting unit exceeds its fair value, goodwill is not recoverable.  The second step of the process involves a comparison of the implied fair value of goodwill to its carrying value for the reporting unit to determine the amount of impairment loss to recognize.  The fair value of the Company’s reporting unit is determined based upon management’s estimate of future discounted cash flows and other factors, including operating results, business plans and anticipated future cash flows.   Management’s estimates of future cash flows include assumptions concerning future operating performance and economic conditions and may differ from actual future cash flows. Goodwill impairment losses charged against earnings for the years ended December 31, 2010 and 2009 were $789 thousand and $0, respectively.

The Company’s intangible assets consist primary of customer relationships.  Intangible assets are carried at cost and are subject to amortization.   The Company’s intangible assets are subject to impairment testing whenever events or changes in circumstances indicate that the carrying amount may not be recoverable.  Impairment losses related to intangible assets and charged against earnings for the years ended December 31, 2010 and 2009 were $2.8 million and $0, respectively.

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

Percentage of Net Revenue, Excluding Reimbursable Out-of-Pocket Expenses
	Year Ended December 31,
	2010	2009
Net revenue	100%	100%
Operating expenses
Direct	86.4%	70.3%
Selling, general and administrative	58.1%	45.2%
Depreciation and amortization	3.6%	2.1%
Impairment losses	27.6%	0.0%
Loss from continuing operations	-75.7%	-17.6%
Net loss from continuing operations	-70.7%	-17.6%
Net loss	-70.3%	-21.7%

Year Ended December 31, 2010 Compared With Year Ended December 31, 2009

Continuing Operations:

Net revenue for 2010 decreased $5.0 million to $12.9 million as compared to $17.9 million for 2009, a 28% decrease. The decline in net revenue for 2010 was due primarily to a decrease in the number of contracts and related contract values of active clinical studies being conducted by the Company along with an $881 thousand unfavorable foreign currency fluctuation. Our consolidated backlog at the end of 2010 decreased $4.8 million to $12.3 million compared to our backlog of $17.1 million at the end of 2009.  The $4.8 million decrease was impacted by a favorable foreign currency fluctuation of approximately $500 thousand.

Reimbursement revenue consisted of reimbursable out-of-pocket expenses incurred on behalf of our clients. Reimbursements are made at cost, without mark-up or profit, and therefore have no impact on net income.

Direct expenses included compensation and other expenses directly related to conducting clinical studies. These costs decreased by $1.4 million to $11.2 million for the year ended December 31, 2010 from $12.6 million for the year ended December 31, 2009. The decrease in direct expenses resulted in part from a reduction of staffing and subcontractor costs.  In addition to the reduction in staffing and subcontractor costs, we realized a favorable foreign currency fluctuation of $1.0 million.  Direct expenses as a percentage of net revenue increased to 86.4% for the year ended December 31, 2010 compared to 70.3% for the year ended December 31, 2009, an increase of 16%. The 16% increase in direct expenses as a percentage of revenues was principally due to revenue reductions that resulted from a combination of decreased utilization of our personnel on clinical study activities and a decrease in the number of active clinical studies.

Selling, general, and administrative expenses included the salaries, wages and benefits of all administrative, financial and business development personnel and all other support expenses not directly related to specific contracts. Selling, general and administrative expenses decreased by $566 thousand to $7.5 million for the year ended December 31, 2010 from $8.1 million for the year ended December 31, 2009. Of the $566 thousand decrease in SG&A, approximately $353 thousand was attributable to favorable foreign currency fluctuations.  Approximately $213 thousand was attributable to staff reductions and reductions in overhead expenses. Selling, general and administrative expenses as a percentage of net revenue increased to 58.1% for the year ended December 31, 2010 from 45.2% for the year ended December 31, 2009, a 12.9% increase. The increase in SG&A expense as a percentage of net revenue was primarily attributable to the lower level of active clinical trials and related contract values which were not offset by reductions in SG&A.

Depreciation and amortization expense increased by $90 thousand to $470 thousand for the year ended December 31, 2010 from $380 thousand for the year ended December 31, 2009, primarily as a result of amortization of intangibles related to the Progenitor acquisition in July 2010.

Impairment losses for the year ended December 31, 2010 totaled $3.6 million compared to $0 for the year ended December 31, 2009.  Impairment loss for the year ended December 31, 2010 resulted from the Company’s interim impairment testing of goodwill and intangible assets of  Encorium Oy as of September 30, 2010 and Progenitor as of December 31, 2010.  The Company recorded an impairment loss of $2.8 million related to the intangible assets of Encorium Oy as of December 31, 2010.  The Company also recorded an impairment loss of $789 thousand related to goodwill acquired in connection with the acquisition of Progenitor in the fourth quarter of 2010.   See Note 17 – Goodwill and Other Intangibles to the consolidated financial statements for further information regarding impairment testing of goodwill and intangible assets conducted by the Company.

Loss from operations for the year ended December 31, 2010 increased by $6.7 million to $ 9.8 million from $3.1 million for the year ended December 31, 2009, primarily for the reasons noted in the preceding paragraphs.

Net interest expense for the year ended December 31, 2010 increased by $159 thousand to $200 thousand from $41 thousand for the year ended December 31, 2009. The $159 thousand increase was due primarily to an increase in the amount of outstanding notes payable and credit facilities utilized during 2010 compared to the same prior year period.   Interest expense also included amortization of debt issuance costs of $75 thousand and $0 for the years ended December 31, 2010 and 2009, respectively.

The tax benefit recognized relates primarily to the reversal of a deferred tax liability related to the intangible assets of Encorium Oy.  Due to the $2.8 million impairment charge recognized as of December 31, 2010, the Company reversed $726 thousand of the deferred tax liability.  The deferred tax liability represents the difference between the assigned value of the intangible assets acquired and the tax basis of these assets. The Company had approximately $11.5 million of federal net operating loss carryforwards available at the end of 2010. The Company recorded a full valuation allowance against the remaining available net operating loss carryforward in the U.S. In addition, the Company has approximately $16.3 million of state loss carryforwards for which the Company recorded a full valuation allowance. The Company also has certain foreign net operating loss carryforwards available which also have been fully reserved.

The net loss from continuing operations for the year ended December 31, 2010 increased to $9.1 million, or $(2.40) per diluted share, as compared to $3.1 million, or $(1.16) per diluted share for the year ended December 31, 2009, primarily for the reasons noted above.

Discontinued Operations, Net of Tax

Net gain from discontinued operations for the year ended December 31, 2010 was $48 thousand, or $.01 per diluted share, as compared to a net loss from discontinued operations of $725 thousand, or $(0.27) per diluted share, for the year ended December 31, 2009.  Net loss from discontinued operations for the year ended December 31, 2009 included the results of operations and gain on sale of the U.S. Line of business in July 2009.  See Note 3 – Discontinued Operations to the consolidated financial statements for further information regarding the Company’s discontinued operations in the U.S.

The net loss for the year ended December 31, 2010 was $9.1 million, or $(2.39) per diluted share, as compared to $3.9 million, or $(1.43) per diluted share for the year ended December 31, 2009, primarily for the reasons noted above.

Liquidity and Capital Resources

Our independent registered public accounting firm included an explanatory paragraph in the audit report on our consolidated financial statements for the year ended December 31, 2010.  Additionally, Note 1 to our consolidated financial statements for the year ended December 31, 2010, states that there is substantial doubt about our ability to continue as a going concern.

As of December 31, 2010 and December 31, 2009, we had cash and cash equivalents of approximately $267 thousand and $197 thousand, respectively, and total liabilities of approximately $11.7 million and $9.8 million, respectively.

We anticipate that we will meet our cash requirements through May 2012, assuming we are able to fully implement our current costs cutting initiatives, we are able to win additional contracts during fiscal 2011 and we are able to maintain our current customer contracts. In the event we are unable to do so, in order for the Company to continue as a going concern we will be required to obtain additional capital from external sources or significantly reduce our operating costs, which may include the cessation of operations in some countries.

Our ability to obtain additional financing in the future will depend in part upon prevailing capital market conditions, as well as conditions in our business and our operating results; and those factors may affect our efforts to arrange additional financing on terms that are satisfactory to us or at all.  Given the current levels of the trading price of the Company’s common stock, if the Company were to raise additional capital by issuing equity securities, existing stockholders’ percentage ownership would be reduced and they would experience substantial dilution. If we were to raise additional funds by issuing debt securities, these debt securities would have rights, preferences, and privileges senior to those of our common stock, and the terms of the debt securities issued could impose significant restrictions on our operations. See Item 1A. “Risk Factors.”

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

Net revenue is recognized on a proportional performance basis. We typically receive a low volume of large-dollar receipts. As a result, the number of days net revenue outstanding in accounts receivable, costs and estimated earnings in excess of related billings, customer advances, and billings in excess of related costs will fluctuate due to the timing and size of billings and cash receipts.  At December 31, 2010, the net days revenue outstanding was 19 days compared to 56 days at December 31, 2009. Compared to December 31, 2009, accounts receivable on a consolidated basis decreased $918 thousand to $2.5 million at December 31, 2010. Of the accounts receivable balance at December 31, 2010, approximately 34% of the total was over 60 days past the due date.

Compared to December 31, 2009, costs and estimated earnings in excess of related billings on uncompleted contracts decreased by $1.2 million to $621 thousand at December 31, 2010.  The balance at December 31, 2010 primarily consisted of 3 clinical trials, which individually constituted 55%, 15% and 10% of the balance. These amounts are expected to be billed during 2011 as billing targets are met. The liability account billings in excess of related costs and estimated earnings on uncompleted contracts increased $138 thousand to $1.3 million as of December 31, 2010 from $1.2 million as of December 31, 2009.  As of December 31, 2010, customer advances were $1.9 million compared to $1.4 million as of December 31, 2009, an increase of $563 thousand.

Our net cash used by operating activities decreased by $7.0 million to $936 thousand for the year ended December 31, 2010 from net cash used by operating activities of $7.9 million for the year ended December 31, 2009. This change primarily resulted from a larger net operating loss, decrease in cost and estimated earnings in excess of related billings, and increases in accounts payable, billings in excess of related costs and estimated earnings on uncompleted contracts and customer advances as of December 31, 2010, as compared to the same prior year period.

Net cash used in investing activities increased $1.3 million to $1.4 million for the year ended December 31, 2010 from $74 thousand for the year ended December 31, 2009. The increase was primarily due to net cash paid to the former shareholders of Progenitor Holdings AG, in connection with the acquisition of Progenitor.  Cash used for purchases of property and equipment increase by $91 thousand to $165 thousand for the year ended December 31, 2010, compared to the same prior year period.

Net cash provided by financing activities increased by $400 thousand to $3.2 million for the year ended December 31, 2010 compared to $2.8 million for the year ended December 31, 2009.  The increase in cash provided by financing activities resulted from the combination of proceeds from $1.8 million of notes payable due to a significant stockholder of the Company and $1.1 million received from the stock rights offering as of December 31, 2010 compared to the same prior year period.  The proceeds received from the notes payable were used to fund the Progenitor acquisition.  Proceeds from the stock rights offering were used to fund continuing operations.

 As a result of these cash flows, our cash and cash equivalents balance at December 31, 2010 was $267 thousand as compared to $197 thousand at December 31, 2009, an increase of $70 thousand.

The Company had four significant lines of credit for its European operations as of December 31, 2010. The first credit facility amounting to $663 thousand is with Svenska Handelsbanken AB with interest charged at Handlesbanken Avista +2.35%, which at year-end was approximately 2.7%. The second significant line of credit amounting to $398 thousand is with Sampo Pankki Oyj with interest charged at 1 month euribor +3.5%, which at year end was approximately 5.0%.  The third credit facility amounting to $74 thousand is with Svenska Handelsbanken AB with interest charged at Handlesbanken’s base rate, which at year-end was approximately 6.35%.  The fourth credit facility amounting to $89 thousand is with Svenska Handelsbanken AB with interest charged at Handlesbanken’s base rate, which at year-end was approximately 6.15%.  As of December 31, 2010, $477 thousand was outstanding under these credit facilities. The lines of credit are collateralized by substantially all assets of the Company and a personal guarantee of our Chief Executive Officer in the amount of $136 thousand.  On January 12, 2011, Svenska Handelsbanken AB notified Encorium Oy that it was terminating its line of credit (the “Handelsbanken Line”) with Encorium Oy.  See Note 20 - Subsequent Events to the consolidated financial statements for further information regarding the description, terms and conditions related to the line of credit with Svenska Handelsbanken AB. (Amounts were converted based on an exchange rate of 1.00 EUR ~ 1.3252 USD)

Off Balance Sheet Financing Arrangements

As of December 31, 2010, we did not have any off-balance sheet financing arrangements or any equity ownership interests in any variable interest entity or other minority owned ventures.

Contractual Obligations and Commitments

In October 2008, we entered into a financing agreement for application software to be used in our European operations. This financing agreement is being accounted for as a capital lease obligation. The present value of the capital lease obligation and the corresponding asset value of the software acquired was $142 thousand. In December of 2009 we entered into a financing agreement for a server back up system.  This financing agreement is being accounted for as a capital lease obligation.  The present value of the capital lease obligation and the corresponding asset value of the system was $20 thousand.  During 2010, we entered into two financing agreements for application software for our European operations.  These financing agreements are being accounted for as capital lease obligations. The present value of the capital lease obligation and the corresponding asset value of the software acquired was $81 thousand.

We are committed under a number of non-cancelable operating leases, primarily related to office space and other office equipment. In 2011, we anticipate capital expenditures of approximately $100,000—$200,000 for leasehold improvements, software applications, workstations, personal computer equipment and related assets. A significant portion of our service agreement commitments, which are primarily comprised of investigator payments, are expected to be reimbursed under agreements with clients.

Recently Issued Accounting Standards

In January 2010, the FASB issued ASU No. 2010-6, “Improving Disclosures About Fair Value Measurements” (ASU 2010-6), which provides amendments to ASC 820, “Fair Value Measurements and Disclosures”, including requiring reporting entities to make more robust disclosures about (1) the different classes of assets and liabilities measured at fair value, (2) the valuation techniques and inputs used, (3) the activity in Level 3 fair value measurements including information on purchases, sales, issuances, and settlements on a gross basis and (4) the transfers between Levels 1, 2, and 3. The standard is effective for annual reporting periods beginning after December 15, 2009, except for Level 3 reconciliation disclosures, which are effective for annual periods beginning after December 15, 2010.  The Company adopted the standard for Levels 1 and 2 on January 1, 2010, and does not expect the adoption of the standard for Level 3, on January 1, 2011, to have a material impact on its consolidated financial statements.

In December 2009, the FASB issued ASU No. 2009-17, “Improvements to Financial Reporting by Enterprises Involved with Variable Interest Entities” (ASU 2009-17), which amends ASC 810, “Consolidation” to address the elimination of the concept of a qualifying special purpose entity. The standard also replaces the quantitative-based risks and rewards calculation for determining which enterprise has a controlling financial interest in a variable interest entity with an approach focused on identifying which enterprise has the power to direct the activities of a variable interest entity and the obligation to absorb losses of the entity or the right to receive benefits from the entity. This standard also requires continuous reassessments of whether an enterprise is the primary beneficiary of a VIE whereas previous accounting guidance required reconsideration of whether an enterprise was the primary beneficiary of a VIE only when specific events had occurred. The standard provides more timely and useful information about an enterprise's involvement with a variable interest entity and became effective as of the beginning of interim and annual reporting periods that begin after November 15, 2009.  The Company adopted the standard on January 1, 2010 and the adoption did not have a material impact on its consolidated financial statements.

The FASB updated ASC Topic No. 810,“Consolidations” (ASC Topic 810), and ASC Topic 860,“Transfers and Servicing,” (ASC Topic 860), which significantly changed the accounting for transfers of financial assets and the criteria for determining whether to consolidate a variable interest entity (VIE). The update to ASC Topic 860 eliminates the qualifying special purpose entity (QSPE) concept, establishes conditions for reporting a transfer of a portion of a financial asset as a sale, clarifies the financial asset de-recognition criteria, revises how interests retained by the transferor in a sale of financial assets initially are measured, and removes the guaranteed mortgage securitization re-characterization provisions. The update to ASC Topic 810 requires reporting entities to evaluate former QSPEs for consolidation, changes the approach to determining a VIE's primary beneficiary from a mainly quantitative assessment to an exclusively qualitative assessment designed to identify a controlling financial interest, and increases the frequency of required reassessments to determine whether a company is the primary beneficiary of a VIE. The Company adopted the provisions of these staff positions effective January 1, 2010. The adoption of these staff positions could impact future transactions entered into by the Company.

In October 2009, the FASB issued ASU No. 2009-13,“Multiple-Deliverable Revenue Arrangements” (amendments to ASC Topic 605, “Revenue Recognition”), (ASU 2009-13) and ASU 2009-14, “Certain Arrangements that Include Software Elements”, (amendments to ASC Topic 985, “Software”) (ASU 2009-14).  ASU 2009-13 requires entities to allocate revenue in an arrangement using estimated selling prices of the delivered goods and services based on a selling price hierarchy. The amendments eliminate the residual method of revenue allocation and require revenue to be allocated using the relative selling price method. ASU 2009-14 removes tangible products from the scope of software revenue guidance and provides guidance on determining whether software deliverables in an arrangement that includes a tangible product are covered by the scope of the software revenue guidance. ASU 2009-13 and ASU 2009-14 should be applied on a prospective basis for revenue arrangements entered into or materially modified in fiscal years beginning on or after June 15, 2010, with early adoption permitted. The Company has evaluated the impact of the adoption of these ASUs on its consolidated results of operations or financial condition, and the adoption did not have a material impact on its consolidated financial statements.

In April 2010, the FASB issued ASU No. 2010-13, Topic 718, “Compensation—Stock Compensation” (ASU 2010-13), which addresses the classification of an employee share-based payment award with an exercise price denominated in the currency of a market in which the underlying equity security trades.  ASU 2010-13 specifies that a share-based payment awarded that contains a condition that is not a market, performance, or service condition is required to be classified as a liability unless it otherwise qualifies as equity.  The amendment is effective for fiscal years, and interim period beginning on or after December 15, 2010.  The Company has evaluated the impact of the adoption of this ASU on its consolidated results of operations or financial condition, and the adoption did not have a material impact on its consolidated financial statements.

In April 2010, the FASB issued ASU No. 2010-17, “Revenue Recognition — Milestone Method (Topic 605): Milestone Method of Revenue Recognition” (ASU 2010-17).  ASU 2010-17 allows the milestone method as an acceptable revenue recognition methodology when an arrangement includes substantive milestones. ASU 2010-17 provides a definition of substantive milestone and should be applied regardless of whether the arrangement includes single or multiple deliverables or units of accounting. ASU 2010-17 is limited to transactions involving milestones relating to research and development deliverables. ASU 2010-17 also includes enhanced disclosure requirements about each arrangement, individual milestones and related contingent consideration, information about substantive milestones and factors considered in the determination. ASU 2010-17 is effective on a prospective basis for milestones achieved in fiscal years, and interim periods within those years, beginning on or after June 15, 2010, with early adoption permitted. The Company has evaluated the impact of the adoption of this ASU on its consolidated results of operations or financial condition, and the adoption did not have a material impact on its consolidated financial statements.

In December 2010, the FASB issued ASU No. 2010-28, “Intangibles - Goodwill and Other (Topic 350): When to Perform Step 2 of the Goodwill Impairment Test for Reporting Units with Zero or Negative Carrying Amounts  (a consensus of the FASB Emerging Issues Task Force)” (ASU 2010-28).  ASU 2010-28 provides guidance on when to perform Step 2 of the goodwill impairment test for reporting units with zero or negative carrying amounts. This guidance is effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2011. Early adoption is not permitted. The Company adopted ASU 2010-28 on January 1, 2011. The Company has not yet determined the impact, if any, that the adoption of this guidance will have on its consolidated financial statements.

In December 2010, the FASB issued ASU No. 2010-29, “Business Combinations (Topic 805): Disclosure of Supplementary Pro Forma Information for Business Combinations (a consensus of the FASB Emerging Issues Task Force)” (ASU 2010-29).  ASU 2010-09 specifies that if a public entity presents comparative financial statements, the entity should disclose revenue and earnings of the combined entity as though the business combination(s) that occurred during the current year had occurred as of the beginning of the comparable prior annual reporting period only. The Company adopted ASU 2010-29 on January 1, 2011 and will apply ASU 2010-29 to its future acquisitions, if any.

Recently Issued Accounting Standards Not Yet Adopted

In May 2011, the FASB issued ASU No. 2011-04, ASU 2011-04 provides guidance regarding fair value measurements in order to have a common fair value measurement and disclosure requirement for purposes of both GAAP and International Financial Reporting Standards. This guidance further elaborates upon techniques used in measuring fair value. It does not require additional fair value measurements and is not intended to establish valuation standards or affect valuation practices. This guidance is effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2011. Early adoption is not permitted. The Company has not yet determined the impact, if any, that the adoption of this guidance will have on its consolidated financial statements.

In June 2011, the FASB issued ASU No. 2011-05, “Comprehensive Income (Topic 220): Presentation of Comprehensive Income” (ASU 2011-05).  ASU 2011-05 eliminates the option to present components of other comprehensive income as part of the statement of changes in stockholders’ equity and requires that all changes in stockholders’ equity be presented either in a single continuous statement of comprehensive income or in two separate but consecutive statements. The guidance does not change the items that must be reported in other comprehensive income or the calculation or presentation of earnings per share. This guidance is effective retrospectively for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2011 with early adoption permitted. Because the new guidance affects financial statement presentation only, it will have no impact on the Company’s consolidated financial position or results of operations.

ITEM 7A.	QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK

Not required for registrant

ITEM 8.	FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Our financial statements listed below are contained herein beginning at page F-1:

(a)	Financial Statements

ITEM 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

Not applicable.

ITEM 9A.	CONTROLS AND PROCEDURES

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

The Company’s principal executive officer and principal accounting officer, with the participation of other members of the Company’s management, have evaluated the effectiveness of the Company’s disclosure controls and procedures (as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934, as amended) as of the end of the period covered by this report (the “Evaluation Date”) Based on this evaluation and the identification of the material weakness in internal control over financial reporting described below, the Chief Executive and Principal Accounting Officers, have concluded that the Company’s disclosure controls and procedures were not effective.

Management’s Annual Report on Internal Control Over Financial Reporting

Management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Rules 13a-15(f) and 15d-15(f) of the Securities Exchange Act of 1934, as amended. Under the supervision and with the participation of management, including our principal executive officer and principal accounting officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting based on the framework in  Internal Control—Integrated Framework  issued by the Committee of Sponsoring Organizations of the Treadway Commission.   Based on our evaluation under the framework in Internal Control—Integrated Framework, management concluded that our internal control over financial reporting was not effective as of December 31, 2010.

Management determined that at December 31, 2010 the Company had a material weakness in internal control over financial reporting because it did not have a sufficient number of personnel with an appropriate level of knowledge and experience of generally accepted accounting principles in the United States of America (U.S. GAAP) that are commensurate with the Company’s financial reporting requirements.  Contributing to this lack of sufficient resources was the unanticipated voluntary turnover of key personnel.  Because of the material weakness, the Company took certain actions so that its consolidated financial statements as of, and for the quarter and year ended December 31, 2010, are presented in accordance with U.S. GAAP.  These actions included (i) supplementing existing resources with technically qualified third party consultants and (ii) performing additional procedures and analyses.

Changes in Internal Control Over Financial Reporting

Our management, including our principal executive and principal accounting officers, has evaluated any changes in our internal control over financial reporting that occurred during the quarter ended December 31, 2010, and has concluded that, except as set forth above, there was no change that occurred during the quarter ended December 31, 2010 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART III

ITEM 10.	DIRECTORS, EXECUTIVE OFFICERS AND CORPRATE GOVERNANCE

Executive Officers

Executive officers serve at the discretion of the Board of Directors and serve until their successors have been duly elected and qualified or until their earlier resignation or removal. The executive officers of the Company are:

Name	Age	Position(s) Held With Company

Kai Lindevall, M.D., Ph.D.	60	Chief Executive Officer President, Corporate and Business Development of Encorium Germany
Renee E. Moore, Ph.D.	42	GmbH
Eeva-Kaarina Koskelo, Ph.D.	53	Vice President, Clinical Operations
Niklas Tevajärvi	47	Chief Financial Officer, Encorium Oy

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

Renee E. Moore, Ph.D. has served as President, Corporate and Business Development of Encorium Germany GmbH since the Company’s acquisition of Progenitor in July, 2010.  Ms. Moore was the founder of Progenitor where she served as the Chief Executive Officer since 2005.  From March 2002 until June 2004, Ms. Moore served as a Director at CNS Therapeutics, an international clinical research organization.  From 1998 to 2002 Ms. Moore served in various positions in the clinical research industry.  Ms. Moore received her P.h.D. in neuroscience from the University of Texas at San Antonio in 1996.

Eeva-Kaarina Koskelo, Ph.D. has served as Vice President, Clinical Operations, Europe and Asia of Encorium Oy since joining Encorium Oy in August 2008. Dr. Koskelo has over 20 years of experience in related clinical research in academic, biotechnology and pharmaceutical fields with a rich multicultural background with residencies held in Finland, U.S. and South Africa. Prior to joining Encorium Oy from 1997 to 2008 Dr. Koskelo worked at Quintiles, most recently in the position of Director, Project Management. Dr. Koskelo received her Ph.D. and M.S. in Nutrition from the University of Helsinki, and her Executive MBA from the School of Economics in Helsinki, Helsinki, Finland in 1991.

Niklas Tevajarvi joined Encorium Oy, the Company’s wholly-owned subsidiary, as its Chief Financial Officer in July 2010, where he managed and coordinated the finance and administrative functions of the Company’s European operations. From March 2004 until June 2010, Mr. Tevajarvi served as Chief Financial Officer of Flagmore Group, a manufacturer and seller of advertising banners and corporate flags and a supplier of glass fiber flagpoles.  At Flagmore Group, Mr. Tevajarvi established a centrally controlled finance and control function, implemented guidelines and solutions for information technology infrastructure and system platforms, and played a key role in the company’s turnaround project. Prior to joining Flagmore Group, Mr. Tevajarvi served as Finance Manager at Amboss Oy, Managing Director of Volvo Truck Finance Oy, and Country Manager of Agfa-Gevaert Oy. Mr. Tevajarvi has a Master of Arts in Accounting, Management and Commercial Law from Hanken School of Economics, Finland.

 Directors

Set forth below is information about the Company’s directors:

Name	Age	Director since	Principal Occupation
Kai Lindevall, M.D., Ph.D.	60	2006	Chief Executive Officer
Shahab Fatheazam	60	2008	Managing Director and Head of the U.S. healthcare practice of Lincoln International LLC
David Morra	56	2008	Managing Director of Union Partners, LLC

•	Kai Lindevall, M.D., Ph.D. Dr. Lindevall’s biographical information appears above under the caption “Executive Officers.”
•
Shahab Fatheazam has served as a director of the Company since November 2008 and was appointed Chairman of the Board in November 2009.  Since January 2010 Mr. Fatheazam has served as Managing Director and Head of Healthcare Practice of Lincoln International LLC, a leading international investment banking advisory firm.  Prior to January 2010, Mr. Fatheazam served as Managing Director and head of the U.S. healthcare practice of GCA Savvian.  Mr. Fatheazam joined GCA Savvian in 2004 from Vector Securities, a premier healthcare specialty firm, where he was a partner. Prior to helping to form Vector Securities, he was co-head of Paine Webber’s Lifescience Division.  He began his career on Wall Street with Kidder, Peabody & Co, where, in 1980, he became a partner and senior executive in Kidder’s international corporate finance unit. Mr. Fatheazam holds a BA and MA from Cambridge University in England and an MBA from Columbia University. Mr. Fatheazam sits on the boards of two non-public biotechnology companies and is a Trustee at Chicago University’s Harris School. He is a member of the Economics Club in Chicago.

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

The current members of the Audit Committee are Shahab Fatheazam (Chairman) and David Morra.  Sari Laitinen was also a member of the audit committee until her resignation from the Board of Directors on October 15, 2010.  The Board had determined that Mr. Fatheazam is an “audit committee financial expert” as defined in applicable rules of the SEC under the Sarbanes-Oxley Act of 2002.

The Board of Directors has determined that each current member of the Audit Committee is “independent” as defined in the Securities Exchange Act of 1934, as amended and the SEC rules and regulations. The Audit Committee met 4 (four) times in 2010.

Section 16(a) Beneficial Ownership Reporting Compliance

Section 16(a) of the Securities Exchange Act of 1934 requires the Company’s executive officers and directors to file initial reports of ownership and reports of change of ownership with the SEC. Executive officers and directors are required by SEC regulations to furnish the Company with copies of all Section 16(a) forms they file. Based solely upon a review of copies of reports furnished to the Company during the fiscal year ended December 31, 2010, all executive officers and directors were in compliance except that the following reports were untimely filed: Forms 4 filed by Dr. Kai Lindevall on March 19, 2010 and January 13, 2010, Form 4 filed by Dr. Eeva-Kaarina Koskelo on March 19, 2010 and Form 4 filed by Dr. Renee Moore on October 6, 2010.

Code of Ethics

The Company has adopted a Code of Business Conduct and Ethics that applies to all of its directors, officers and employees. Additionally, it has adopted a Financial Code of Conduct for the Chief Executive Officer and the Chief Financial Officer and any persons who provide similar functions. Both documents are available for review on the Company’s website at www.encorium.com, under the Corporate Governance section. The Company intends to satisfy the applicable disclosure requirements under Item 5.05 of Form 8-K regarding an amendment to, or waiver from, a provision of its Codes of Conduct on its website

ITEM 11.	EXECUTIVE COMPENSATION

Information concerning Executive Compensation is incorporated herein by reference to the similarly titled section in our definitive proxy materials for our 2009 Annual Meeting of Stockholders.

Name and Principal Position	Year	Salary ($)		Bonus	Option Awards ($)		All Other Compensation ($)		Total

Dr. Kai Lindevall,	2010	280,634	(1)	—	40,438	(3)	24,859	(2)(4)	345,931
Chief Executive Officer	2009	336,355	(1)	—	—		36,270	(2)(4)	372,625

Dr. Eeva-Kaarina Koskelo	2010	127,147	(1)	—	22,645	(3)	10,407	(2)(5)	160,199
Vice President, Clinical Operations	2009	142,197	(1)	—	—		13,247	(2)(5)	155,444

Dr. Renee Moore(6)	2010	97,729	(1)	—	—		7,663	(2)(7)	105,392
President, Corporate and Business Development	2009	—		—	—		—		—

(1)	Payable in Euros. The payments have been translated into U.S. dollars at the average exchange rate for 2010 of 1.00 EUR ~ 1.33USD and for 2009 of 1.00 EUR ~ 1.39 USD.
(2)	Does not include perquisites and other personal benefits which involved an aggregate incremental cost to the Company during 2010 and 2009, as applicable, of less than $10,000.
(3)
 Represents the aggregate grant date fair market value of options granted to Dr. Lindevall and Dr. Koskelo in 2010, computed in accordance with ASC 718, based on assumptions set forth in Note 11 to the consolidated financial statements included in this Annual Report on Form 10-K and without giving effect to estimate of forfeitures related to service-based vesting conditions.  Dr. Lindevall and Dr. Koskelo were granted options to purchase 31,250 and 17,500 shares of the Company’s common stock, respectively, on March 15, 2010.

(4)
Includes $24,859 and $24,620 which represents automobile lease payments for 2010 and 2009, respectively, reimbursed to Dr. Lindevall by the Company. The lease payments were payable in Euros and have been translated into U.S. dollars at the average exchange rate for 2010 of 1.00 EUR ~  1.33 USD and for 2009 of 1.00 EUR  ~  1.39 USD.

(5)
Represents automobile lease payments reimbursed to Dr. Koskelo by the Company.  The lease payments were payable in Euros and have been translated into U.S. dollars at the average exchange rate for 2010 of 1.00 EUR 1.33USD and for 2009 of 1.00 EUR  ~  1.39  USD.

(6)	Dr. Moore was appointed President, Corporate and Business Development of Encorium Germany GmbH upon the Company’s acquisition of Progenitor in July, 2010.
(7)
Represents automobile lease payments reimbursed to Dr. Moore by the Company.  The lease payments were payable in Euros and have been translated into U.S. dollars at the average exchange rate for 2010 of 1.00 EUR 1.33USD.

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

In addition, for fiscal year 2010, Dr. Lindevall was eligible to receive a bonus upon the achievement of specified corporate financial performance goals, as follows: For 2010 EBITDA of 500,000, no bonus; for 2010 EBITDA of 750,000, a bonus of EURO 18,000; for EBITDA of 1,000,000, EURO 36,000; for 2010 EBITDA of 1,250,000, a bonus of EURO 54,000; for 2010 EBITDA of 1,500,000, a bonus of EURO 72,000; for 2010 EBITDA 1,550,000, a bonus of EURO 75,600; and for 2010 EBITDA 1,550,000, a bonus of EURO 75,600. The maximum bonus payable is EURO 75,600. No bonus was paid for fiscal year 2010.

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

2006 Employment Agreement with Dr. Lindevall

Dr. Lindevall’s salary for 2009 was paid pursuant to an Employment Agreement between the Company and Dr. Lindevall dated November 1, 2006 (the “2006 Lindevall Employment Agreement”).   The 2006 Employment Agreement terminated on November 1, 2009.  Under the terms of the 2006 Lindevall Employment Agreement, Dr. Lindevall was to serve as Encorium’s and Encorium Oy’s President, European and Asian Operations, for a term of three years. Pursuant to the 2006 Lindevall Employment Agreement, Dr. Lindevall was to  receive an initial base salary at an annual rate of $275,000; provided, however, that the annual rate of base salary for each 12-month period beginning on or after the first anniversary of the 2006 Lindevall Employment Agreement was to increase, from the annual rate of base salary in effect for the immediately preceding twelve month period, by an amount equal to the annual percentage increase in the CPI (as defined in the 2006 Lindevall Employment Agreement) for the immediately preceding calendar year.  In addition, Dr. Lindevall was (i) eligible to receive an annual bonus, not to exceed $200,000 per annum, upon the achievement of corporate financial goals related to the European and Asian operating results of the Company, as specified in the 2006 Lindevall Employment Agreement, before interest and taxes, (ii) entitled to participate in any benefit plans or arrangements sponsored or maintained by the Company, subject to the terms and conditions of such plans, arrangements and mandatory Finnish law, and (iii) entitled to equity-based compensation as determined in the sole discretion of Encorium’s Board of Directors.

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

Employment Agreement with Dr. Renee E. Moore

In connection with the acquisition of Progenitor, on July 19, 2010 the Company’s subsidiary, Encorium Germany GmbH, entered into an employment agreement with Dr. Renee E. Moore (referred to herein as the “Moore Employment Agreement”).  Pursuant to the Moore Employment Agreement, Dr. Moore will serve as the President, Corporate and Business Development of Encorium Germany GmbH for a base salary of EURO 153,040 gross per annum.  In addition, the Company will provide a full car lease and will pay for car expenses, including insurance, repair and maintenance in a maximum amount of EURO 1,000 per month.

The Moore Employment Agreement is for a term of 18 months commencing on July19, 2010.   In the event Dr. Moore is terminated prior to the end of the term without Cause (as defined in the Moore Employment Agreement) she shall be entitled to her salary for the remaining portion of the term to be paid in accordance with normal payroll practices.

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

Generally under our equity incentive plans, when a participant’s service with the Company is terminated his or her stock options are terminated immediately, except that the options may be exercised for a period after termination (not to exceed the original option termination date) to the extent then exercisable in the following circumstances:

•	Disability—within one year after termination

•	Death—within one year after the date of death

•	Termination other than for cause-within 90 days from the date of termination

Outstanding Equity Awards at Fiscal Year-End

Name	Number of Securities Underlying Unexercised Options(#) Exercisable	Number of Securities Underlying Unexercised Options(#) Unexercisable		Option Exercise Price ($)	Option Expiration Date
Kai Lindevall, M.D. Ph.D., Chief Executive Officer	31,250	—		1.45	03/15/2020

Eeva-Karrina Koskelo, Vice President,	17,500	—		1.45	03/15/2020
Clinical Operations, Europe and Asia	1,250	625	(1)	1.92	12/03/2018

Renee E. Moore, Ph.D., President, Corporate and Business Development Europe and Asia	—	—		—	—

(1)	625 options are exercisable on December 3, 2011.

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

The following table presents the compensation earned by each person who served as a director during 2010, except for Dr. Kai Lindevall.  Dr. Lindevall’ s compensation is set forth in the Summary Compensation Table. Dr. Lindevall did not receive any additional consideration for his service on the Board of Directors:
Name	Fees earned or paid in cash ($)(3)	Option Awards ($) (1)	All other compensation ($) (2)	Total ($)
Shahab Fatheazam	31,500	----	----	31,500
Sari Laitinen (4)	21,740	----	----	21,740
David Morra	29,000	----	----	29,000
Petri Manninen (5)	15,290	----	----	15,290

(1)
At fiscal year end the aggregate number of options outstanding for each director was as follows: Shahab Fatheazam—11,875; Sari Laitinen— 3,125; David Morra—12,500; and Petri Manninen- 9,375.  Ms. Laitinen and Mr. Manninen resigned from the Board of Directors on October 15, 2010.  All of their outstanding options forfeited on January 15, 2011.

(2)	Does not include perquisites and personal benefits which, in the case of each of our directors, involved an aggregate incremental cost to the Company during 2010 of less than $10,000.
(3)	Payable in Euros. The payments have been translated into U.S. dollars at the average exchange rate for 2010 of 1.00 EUR – 1.39 USD.
(4)	Ms. Laitinen resigned from the Board of Directors on October 15, 2010.
(5)	Mr. Manninen resigned from the Board of Directors on October 15, 2010.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The following table sets forth, as of June 1, 2011, certain information with regard to beneficial ownership of outstanding shares of the Company’s common stock by (i) each director and named executive officer individually. (ii) all executive officers and directors of the Company as a group, and (iii) each person known by the Company to beneficially own five percent or more of the outstanding shares of the Company’s common stock:

Name of Beneficial Owner (1)(2)	Amount and Nature of Beneficial Ownership (3)		Percentage of Outstanding Shares
Dr. Kai Lindevall	282,940	(4)	[5.3]	%
Dr. Eeva-Kaarina Koskelo	18,750		*
Shahab Fatheazam	5,835		*
David Morra	5,210		*
Dr. Renee Moore	135,660		[2.5]	%
Niklas Tevajärvi	----		----
All executive officers and directors as a group (six) persons)	448,395		[8.4]	%

Ilari Koskelo c/o Navdata Oy Eskolante 100720 Helsinki, Finland	1,884,656	(5)	[35.5]	%

*	Less than 1% of the outstanding Common Stock.
(1)	Unless otherwise noted, we believe that all persons have sole voting and investment power with respect to all shares beneficially owned by them.
(2)	Unless otherwise noted, the address of such persons is: c/o Encorium Oy, Keilaranta 10 FI-02150 Espoo Finland
(3)
The amounts shown include shares which may be acquired currently or within 60 days of June 1, 2011 through the exercise of stock options, as follows: Dr. Lindevall—31,250; Ms. Koskelo—18,750; Mr. Fatheazam—5,835; Mr. Morra—5,210; and all current executive officers and directors as a group— 61,045 shares.

(4)	Includes 23,486 shares held by Dr. Lindevall’s spouse, as to which Dr. Lindevall disclaims beneficial ownership.
(5)	As per the Schedule 13D/A filed by Mr. Koskelo on February 22, 2011.

The following table details information regarding the Company’s existing equity compensation plans as of December 31, 2010:

Equity Compensation Plan Information
Plan Category	(a) Number of securities to be issued upon exercise of outstanding options, warrants and rights*	(b) Weighted- average exercise price of outstanding options, warrants and rights*	(c) Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))*
Equity compensation plans approved by security holders	75,417	$5.93	158,535
Equity compensation plans not approved by security holders	—	—	—

Total	75,417	$5.93	158,535

* Note: The Company affected a one-for-eight reverse stock split on February 16, 2010.  The sales prices of the Company's Common Stock in the above table have been retroactively restated to reflect the effects of the reverse split. See Note 1 for additional information.

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONSAND DIRECTOR INDEPENDENCE
Related Party Transactions

2010 Employment Agreement with Dr. Lindevall

Dr. Lindevall entered into an employment agreement with the Company on January 8, 2010.  The terms of the Employment Agreement are summarized above under the heading “Employment Agreements with Dr. Lindevall”

Employment and Severance Agreement with Dr. Ginsberg

On December 3, 2008 Encorium Group, Inc. entered into an employment agreement with Dr. David Ginsberg, the former Chief Executive Officer of the Company (the “Ginsberg Employment Agreement”). Under the terms of the Ginsberg Employment Agreement, Dr. Ginsberg was to serve as Encorium’s Chief Executive Officer for a term of three years. Pursuant to the Ginsberg Employment Agreement, Dr. Ginsberg was to receive an initial base salary at an annual rate of $316,000. In addition, Dr. Ginsberg was (i) entitled to participate in any benefit plans or arrangements sponsored or maintained by Encorium, subject to the terms and conditions of such plans, and (ii) entitled to bonus and equity-based compensation, as determined in the sole discretion of Encorium’s Board of Directors. The Ginsberg Employment Agreement was terminated in connection with the sale of the Company’s U.S. line of business in July 16, 2009.

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

Services Agreements with Candor Partner and Philip L. Calamia

In connection with the appointment of Philip L. Calamia as the Company’s Interim Chief Financial Officer, on May 8, 2008 the Company entered into a Services Agreement with Candor Partners (formerly known as the Penn Valley Management Group, LLC), of which Mr. Calamia was a principal (the “Services Agreement”).  Pursuant to the Services Agreement, the Company was to pay compensation of $2,500 per day for Mr. Calamia’s services.  On January 8, 2010 the Company entered into an amended Services Agreement with Mr. Calamia pursuant to which Mr. Calamia was to provide services to the Company from January 1, 2010 through December 31, 2010 for aggregate fees of $93,000.

Subscription Agreement with Dr. Eeva-Kaarina Koskelo’s brother, Ilari Koskelo

On October 16, 2009 the Company entered into a Subscription Agreement with Ilari Koskelo, brother of the Company’s Vice President of Clinical Operations, Dr. Eeva-Kaarina Koskelo, pursuant to which the Company issued and sold in a private placement 492,188 shares of its Common Stock, $0.001 par value, at a price of $2.40 per share.

Promissory Notes with Ilari Koskelo

On May 17, 2010 Encorium Oy borrowed 200,000 EURO from Mr. Koskelo (the “May Promissory Note’).  The May Promissory Note bears interest at the rate of five per cent (5.0%) per annum on the unpaid principal until August 31, 2010 and seven per cent (7.0%) per annum on the unpaid principal from September 1, 2010 onwards.  The principal amount is payable on demand after September 1,2 010 in one installment or according to a separately agreed payment schedule. Interest is payable quarterly beginning September 1, 2010.

On July 18, 2010 Encorium Oy entered into a Promissory Note with Mr. Koskelo pursuant to which Encorium Oy borrowed 1,100,000 EURO from Mr. Koskelo (the “July Promissory Note”, together with the May Promissory Note, the “1,300,000 EURO Notes”).

On October 14, 2010 Encorium Oy assigned all of the obligations and liabilities under the 1,300,000 EURO Notes to the Company.  In connection with the Company’s Rights Offering which closed on October 15, 2010, Mr. Koskelo exercised rights to purchase 1,015,000 shares of the Company’s common stock.  In lieu of cash consideration for the exercise, Mr. Koskelo agreed to cancel the outstanding aggregate 1,300,000 EURO principal amount of the 1,300,000 EURO Notes due from the Company to Mr. Koskelo pursuant to a Loan Conversion Agreement dated as of October 15, 2010.

The amount of accrued interest under the 1,300,000 EURO Notes as of October 15, 2010 was 16,235.83 EURO (the “Outstanding Interest”).  As of October 15, 2010 Mr. Koskelo agreed to accept in full satisfaction of the Outstanding Interest 13,071 shares of unregistered stock of the Company pursuant to the Loan Conversion Agreement.

On October 15, 2010 the Company entered into a Promissory Note in the principal amount of $184,845 (the “October Promissory Note”) with Mr. Koskelo.  As of October 15, 2010, Mr. Koskelo agreed to accept in full satisfaction of the $184,845 outstanding principal amount due under the October Promissory Note, 105,625 shares of unregistered stock of the Company pursuant to the Loan Conversion Agreement.

Collateral Issued for Personal Guarantees

On December 16, 2009 Encorium Oy entered into a three year term loan facility in the amount of EURO 700,000 (the "Loan Facility") with Finnvera plc, a specialized financing company owned by the Finnish state. As collateral for the Loan Facility Mr. Koskelo, beneficial owner of greater than 10% of the Company’s common stock and brother of the Company’s Vice President of Clinical Operations, Dr. Eeva-Kaarina Koskelo, pledged personal property with a value of EURO 350,000 and Dr. Kai Lindevall, Chief Executive Officer, gave a personal guarantee of EURO 30,000. Dr. Kai Lindevall also executed a personal guarantee of EURO 100,000 to Svenska Handelsbanken AB as replacement collateral for the assets subject to the business mortgage that was transferred to Finnvera.   On December 30, 2009 the Board of Directors granted Mr. Koskelo and Dr. Lindevall 71,094 and 26,406 shares of Common Stock of the Company, respectively, as consideration for their personal guarantees. The grant to Mr. Koskelo was reversed on August 9, 2010.

Director Independence

The Board of Directors affirmatively determines the independence of each director in accordance with guidelines it has adopted, which guidelines mirror the elements of independence set forth in the Securities Exchange Act rules. Based on these standards the Board of Directors determined that each of the following non-employee directors is independent and has no relationship with the Company, except as a director and/or stockholder of the Company: Shahab Fatheazam and David Morra.

ITEM 14.	PRINCIPAL ACCOUNTANT FEES AND SERVICES
Effective July 31, 2009, the Company named Asher & Company, LTD as its principal accountant.

Asher & Company, LTD (“Asher”)

The following table presents the fees billed for services rendered by Asher for the fiscal years ended December 31, 2010 and December 31, 2009:

	2010	2009
Audit Fees	$213,000	$227,500
Audit Related Fees	-	-
Tax Fees	-	-
All Other Fees	-	-
Total Fees	$213,000	$227,500

Audit fees consisted of fees for the audit of Encorium’s annual financial statements and review of quarterly financial statements as well as services normally provided in connection with statutory and regulatory filings or engagements, consents and assistance with and review of Encorium’s documents filed with the SEC.  Except as set forth above, Encorium made no other payments to Asher  for services rendered during fiscal 2010 or 2009.

Deloitte & Touce LLP (“Deloitte”)

The following table presents the fees billed for services rendered by Deloitte for the fiscal years ended December 31, 2010 and December 31, 2009:

	2010	2009
Audit Fees	$-	$25,000
Audit Related Fees	-	-
Tax Fees	-	-
All Other Fees	-	-
Total Fees	$-	$25,000

Audit fees consisted of fees for the audit of Encorium’s annual financial statements and review of quarterly financial statements as well as services normally provided in connection with statutory and regulatory filings or engagements, consents and assistance with and review of Encorium’s documents filed with the SEC. Except as set forth above, Encorium made no other payments to Deloitte for services rendered during fiscal 2010 or fiscal 2009.

Policy for Pre-Approval of Audit and Non-Audit Services

The Audit Committee’s Charter includes a formal policy concerning the pre-approval of audit and non-audit services to be provided by the independent accountants to the Company. The policy requires that all services to be performed by the Company’s independent registered public accountant, including audit services, audit-related services and permitted non-audit services, be pre-approved by the Audit Committee. The Audit Committee may delegate pre-approval authority to the Chairman of the Audit Committee. All services rendered by Asher or Deloitte, as applicable are permissible under applicable laws and regulations, and the Audit Committee pre-approved all audit, audit-related and non-audit services performed by each firm during fiscal 2010 and 2009, as applicable. The Audit Committee considered whether the provision of services other than the audit services (as specified above) was compatible with maintaining Asher’s or Deloitte’s, as the case may be, independence and determined that provision of such services has  not adversely affected Asher or Deloitte’s, as the case may be, independence.

PART IV

ITEM 15. EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

(a)	Financial Statement Schedules. - None

(b)	Exhibits

2.1	-
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

10.8	-
Sixth Amendment to Lease between Glenhardie Partner, LP , successor in interest to FV Office Partners, L.P and Encorium Group, Inc. dated July 2, 2008 incorporated by reference to Exhibit 10.1 to our Current Report on Form 8-K filed with the Securities and Exchange Commission on July 8, 2008.

10.9	-
Seventh Amendment to Lease between Glenhardie Partner, LP , successor in interest to FV Office Partners, L.P and Encorium Group, Inc. incorporated by reference to Exhibit 10.1 to our Quarterly Report on Form 10-Q filed with the Securities and Exchange Commission on November 26, 2008.

10.10	-
Eighth Amendment to Lease by and among Glenhardie Partners, LP, Encorium Group, Inc. and Pierrel Research USA Inc. dated July 16, 2009 incorporated by reference to our Current Report on Form 8-K filed with the Securities and Exchange Commission on July 22, 2009.

10.11*	-
Form of Indemnification Agreement between Covalent Group, Inc., a Delaware Corporation, and its officers and directors incorporated by reference to Exhibit 10.1 to our Quarterly Report on Form 10-QSB filed with the Securities and Exchange Commission on August 13, 2002.

10.18*	-
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

10.20	-	Form of Warrant issued May 9, 2007 incorporated by reference to Exhibit 10.3 to our Current Report on Form 8-K filed with the Securities and Exchange Commission on May 14, 2007.
10.21	-	Form of Exchange Agreement incorporated by reference to Exhibit 10.2 to our Current Report on Form 8-K filed with the Securities and Exchange Commission on December 3, 2009.
10.22	-	Form of Exchange Warrant incorporated by reference to Exhibit 10.3 to our Current Report on Form 8-K filed with the Securities and Exchange Commission on December 3, 2009.
10.24	-
Lease between Encorium Oy and Mutual Pension Insurance Company effective October 1, 2008 incorporated by reference to our Annual Report on Form 10-K filed with the Securities and Exchange Commission on April 27, 2009.

10.27	-
Pledge Agreement between Encorium Group, Inc. and Pierrel Research USA Inc. dated July 16, 2009 incorporated by reference to our Current Report on Form 8-K filed with the Securities and Exchange Commission on June 22, 2009.

10.28	-	Subscription Agreement dated October 16, 2009 incorporated by reference to our Current Report on Form 8-K filed with the Securities and Exchange Commission on December 3, 2009.
10.20*	-
Employment Agreement between Encorium Oy and Eeva-Kaarina Koskelo dated June 9, 2008 incorporated by reference to our Current Report on Form 8-K filed with the Securities and Exchange Commission on January 14, 2010.

21	-	Subsidiaries of the Registrant. Filed herewith.
23.1	-	Consent of Asher & Company, Ltd. Filed herewith.
31.1	-	Certification of Chief Executive Officer required by Rule 13a-14(a) or Rule 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002. Filed herewith.
31.2	-	Certification of Principal Accounting Officer required by Rule 13a-14(a) or Rule 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002. Filed herewith.
32.1	-	Certification pursuant to 18 U.S.C. § 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. Filed herewith.
32.2	-	Certification pursuant to 18 U.S.C. § 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. Filed herewith.

*	This exhibit is a management contract or arrangement required to be filed as an exhibit to this report.

ENCORIUM GROUP, INC.
CONSOLIDATED FINANCIAL STATEMENTS
YEARS ENDED DECEMBER 31, 2010,  and 2009

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of:
Encorium Group, Inc.
Wayne, Pennsylvania

We have audited the accompanying consolidated balance sheets of Encorium Group, Inc. and subsidiaries (the “Company”) as of December 31, 2010 and 2009 and the related consolidated statements of operations, stockholders’ equity, and cash flows for each of the years in the two-year period ended December 31, 2010.  These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on the consolidated financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of Encorium Group, Inc. and subsidiaries as of December 31, 2010 and 2009 and the results of their operations and their cash flows for each of the years in the two-year period ended December 31, 2010 in conformity with accounting principles generally accepted in the United States of America.

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

/s/ Asher & Company, LTD

Philadelphia, Pennsylvania
September 30, 2011

 ENCORIUM GROUP, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS

	Years Ended December 31,
	2010	2009

Revenue
Net revenue	$12,923,582	$17,857,117
Reimbursement revenue	2,447,152	3,309,558
Total revenue	15,370,734	21,166,675

Operating Expenses
Direct	11,161,441	12,556,650
Reimbursement out-of-pocket expenses	2,447,152	3,309,558
Selling, general and administrative	7,502,982	8,068,683
Depreciation and amortization	470,438	380,130
Impairment loss – intangible assets	2,779,288	-
Impairment loss – goodwill	788,927	-
Total operating expenses	25,150,228	24,315,021
Loss from continuing operations before interest expense, gain on
warrants and income taxes	(9,779,494)	(3,148,346)
Interest income	4,233	9,315
Interest expense	(204,403)	(50,532)
Net interest expense	(200,170)	(41,217)

Gain on warrants	107,301	-

Net loss from continuing operations before income taxes	(9,872,363)	(3,189,563)

Income tax benefit	(735,922)	(45,136)

Net loss from continuing operations	$(9,136,441)	$(3,144,427)

Net gain (loss) from discontinued operations	48,403	(725,266)

Net loss	$(9,088,038)	$(3,869,693)

Weighted Average Common and Common Equivalent Shares Outstanding
Basic and diluted	3,806,148	2,709,904

Net Loss per Common Share
Continuing Operations	$(2.40)	$(1.16)
Discontinued Operations	0.01	(0.27)
Net Loss per Common Share	$(2.39)	$(1.43)

See accompanying notes to the consolidated financial statements.

ENCORIUM GROUP, INC.
CONSOLIDATED BALANCE SHEETS
	December 31,
	2010	2009
Assets
Current assets
Cash and cash equivalents	$266,943	$196,583
Investigator advances	-	19,232
Accounts receivable, less allowance of $316,576 at December 31,
2010 and 412,973 at December 31, 2009	2,536,567	3,454,173
Prepaid expenses and other	855,591	872,722
Cost and estimated earnings in excess of related billings on	621,195	1,794,134
uncompleted contracts
Debt issuance costs, current	75,400	75,400
Current assets of discontinued operations	-	28,832
Total current assets	4,355,696	6,441,076

Property and equipment, net	289,293	307,552
Goodwill	1,627,167	1,389,045
Other intangible, net	1,168,820	3,508,310
Debt issuance costs, long-term, net	75,400	150,800
Other assets	456,761	313,524
Total assets	$7,973,137	$12,110,307

Liabilities and Stockholder’s Equity (Deficit)
Current liabilities
Accounts payable	$2,459,084	$1,756,678
Notes payable	309,213	334,413
Credit lines	476,926	300,697
Accrued expenses	3,688,722	2,333,099
Deferred taxes payable	121,276	248,117
Obligations under capital leases	81,897	54,510
Billings in excess of related costs and estimated earnings on
uncompleted contracts	1,318,150	1,179,779
Customer advances	1,924,116	1,361,496
Current liabilities of discontinued operations	349,739	607,552
Total current liabilities	10,729,123	8,176,341

Long-term liabilities
Notes payable	618,427	668,826
Obligations under capital leases	33,954	52,541
Deferred taxes	113,857	837,424
Other liabilities	226,629	104,624
Liability for warrants to purchase common stock	17,000	-
Total long-term liabilities	1,009,867	1,663,415

Total liabilities	11,738,990	9,839,756

Commitments and contingencies

Stockholder’s equity (deficit)
Common stock, $.001 par value 35,000,000 shares authorized,
5,308,749 and 3,426,938 shares issued as of December 31, 2010 and 2009 and 5,269,984 and 3,388,173 shares outstanding as of
December 31, 2010 and 2009, respectively	5,309	3,427
Additional paid in capital	38,782,774	35,442,460
Accumulated deficit	(42,695,161)	(33,607,123)
Accumulated other comprehensive income	867,914	1,158,476
Less:	(3,039,164)	2,997,240
Treasury stock, at cost, 38,765 shares	(726,689)	(726,689)
Total Stockholder’s equity (deficit)	(3,765,853)	2,270,551

Total liabilities and stockholder’s equity (deficit)	$7,973,137	$12,110,307

See accompanying notes to the consolidated financial statements.

ENCORIUM GROUP, INC.
CONSOLIDATED STATEMENTS OF STOCKHOLDER’S EQUITY

	Number of Common shares	Par Value	Additional Paid-In Capital	Retained Earnings (Accum. Deficit)	Accum. Other Comprehensive Income	Treasury Stock at Cost	Total Stockholder’s Equity
Balance at December 31, 2008 (as restated for 8:1 reverse stock split)	2,604,250	$2,604	$33,341,179	$(29,737,430)	$1,298,109	$(726,689)	$4,177,773
Net loss				(3,869,693)			(3,869,693)
Other comprehensive loss
Pension adjustment, net of tax					77,394		77,394
Foreign currency translation adjustment					(217,027)		(217,027)
Total comprehensive loss							(4,009,326)
Share based compensation			300,904				300,904
Issuance of common shares:
Sales to investors	492,188	492	1,574,508				1,575,000
Debt issuance	97,500	98	226,102				226,200
Warrant exchange agreement	233,000	233	(233)				-
Balance at December 31, 2009 (as restated for 8:1 reverse stock split)	3,426,938	$3,427	$35,442,460	$(33,607,123)	$1,158,476	$(726,689)	$2,270,551
Net loss				(9,088,038)			(9,088,038)
Other comprehensive loss
Pension adjustment, net of tax					23,568		23,568
Foreign currency translation adjustment					(314,130)		(314,130)
Total comprehensive loss							(9,378,600)
Share based compensation			102,006				102,006
Warranty liability reclassification			(218,000)				(218,000)
Issuance of common shares:
Stock rights offering	641,002	641	1,124,268				1,124,909
Exchange for debt	1,026,945	1,027	1,847,754				1,848,781
Warrant exchange agreement	20,064	20	(20)				-
Progenitor acquisition	193,800	194	484,306				484,500
Balance at December 31, 2010 (as restated for 8:1 reverse stock split)	5,308,749	$5,309	$38,782,774	$(42,695,161)	$867,914	$(726,689)	$(3,765,853)

See accompanying notes to the consolidated financial statements.

ENCORIUM GROUP, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS

	Years ended December 31,
	2010	2009
Operating Activities:
Net Loss	$(9,088,038)	$(3,869,693)
Adjustments to reconcile net loss to net cash used by operating activities:
Bad debt expense	-	315,973
Depreciation and amortization	470,438	579,995
Impairment losses	3,568,215	-
Gain on sale of U.S. operations	-	(775,387)
Gain on warranty liability	(107,301)	-
Share-based compensation expense	102,006	300,904
Changes in assets and liabilities
Investigator advances	17,818	(6,871)
Accounts receivable	972,722	883,360
Prepaid expenses and other	(60,006)	243,240
Prepaid taxes	26,763	36,694
Cost and estimated earnings in excess of related billings
on uncompleted contracts	1,039,776	(308,905)
Other assets	57,050	384,249
Accounts payable	600,204	(1,403,357)
Accrued expenses	779,491	(649,587)
Other liabilities	627,950	(155,122)
Deferred taxes	(773,719)	(35,253)
Billings in excess of related costs and estimated
earnings on uncompleted contracts	174,352	(2,092,452)
Customer advances	656,055	(1,407,998)
Net cash used by operating activities	(936,224)	(7,960,211)

Investing activities:
Progenitor acquisition, net of cash received	(1,269,949)	-
Purchases of property and equipment	(165,324)	(74,190)
Net cash used by investing activities	(1,435,273)	(74,190)

Financing activities:
Payments under capital leases	(65,577)	(52,758)
Net Proceeds from stock issuance	1,124,909	1,575,000
Borrowings on notes payable	-	1,003,239
Borrowings on notes payable - stockholder	1,879,756	-
Net proceeds from short-term borrowings	264,856	265,605
Net cash provided by financing activities	3,203,944	2,791,086

Effect of exchange rates changes on cash and cash equivalents	(762,087)	(265,920)

Net increase (decrease) in cash and cash equivalents	70,360	(5,509,235)

Cash and cash equivalents, beginning of period	196,583	5,705,818

Cash and cash equivalents, end of period	$266,943	$196,583

See accompanying notes to the consolidated financial statements.

ENCORIUM GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.	DESCRIPTION OF BUSINESS AND BASIS OF PRESENTATION:

In this discussion, the terms, “Company”, “we”, “us”, and “our”, refer to Encorium Group, Inc. and subsidiaries (formerly known as, “Covalent Group, Inc.”), except where it is made clear otherwise.

We are a clinical research organization that engages in the design and management of complex clinical trials for the pharmaceutical, biotechnology and medical device industries. Our mission is to provide our clients with high quality, full-service support for their clinical trials. We offer therapeutic expertise, experienced team management and advanced technologies. Our headquarters and our international operations are based in Espoo, Finland.

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

The accompanying consolidated financial statements have been prepared on the basis of the company continuing as a going concern. We anticipate that will meet our cash requirements through May of 2012, assuming we are able to fully implement our current costs cutting initiatives, we are able to win additional contracts during fiscal 2011 and we are able to maintain our current customer contracts. We are actively exploring opportunities for strategic and financial partnerships to improve our financial position and expand our operations. In the event we are unable to do so, in order for the Company to continue as a going concern, we will be required to obtain additional capital from external sources or significantly reduce our operating costs, which may include the cessation of operations in some countries.

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

ENCORIUM GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – CONTINUED

On February 16, 2010, the Company affected a one-for-eight reverse split of its Common Stock effective at 5 PM Eastern Time on February 16, 2010. The Company implemented the reverse stock split under the authority granted to the Board of Directors by the Company's stockholders at their annual meeting on January 8, 2010, to affect a reverse stock split of the Company's Common Stock, par value $0.001 per share, at a ratio within a range of from one-for-three to one-for-ten shares. As a result of the reverse stock split, each eight shares of issued and outstanding shares of the Company Common Stock  were combined and reconstituted as one share of Common Stock, par value $0.001 per share, of the Company. The reverse stock split reduced the number of outstanding shares of Common Stock from 27,105,383 shares to 3,388,173 shares. All fractional shares which would have otherwise resulted from the reverse stock split were rounded up to the nearest whole share in lieu of fractional shares.  On the Company's balance sheet, the aggregate par value of the issued Common Stock was reduced by reclassifying the par value amount of the eliminated shares of Common Stock to additional paid-in capital. All per share amounts and outstanding shares, including all Common Stock equivalents, stock options, equity compensation plans, and warrants, have been retroactively restated in the Financial Statements and in the Notes to the Financial Statements for all period presented to reflect the reverse stock split.

On July 19, 2010, the Company acquired Progenitor Holding AG, a corporation organized in Switzerland (“Progenitor Holding”) and its operating subsidiaries organized in Mexico, Panama, Argentina, Chile, Switzerland, India and Hong Kong (collectively referred to herein as “Progenitor”).  Progenitor is a European headquartered emerging market clinical research organization providing international drug development services in emerging market regions. Pursuant to the terms of a Stock Purchase Agreement on July 19, 2010, the Company purchased from the shareholders of Progenitor Holding all of issued and outstanding shares of Progenitor Holding.  The consideration for the acquisition was a combination of cash and stock valued at $2.57 million, plus earn-out consideration of up to $1.8 million.  The earn-out is subject to the achievement of certain targets as set forth in the purchase agreement and if achieved.  As of December 31, 2010, the Company’s management has determined that none of the earn-out targets set forth in the purchase agreement will be achieved; therefore, no further purchase price adjustments were necessary.

The Company financed the cash component of the purchase consideration by issuing an unsecured note in the amount of $1.4 million to Ilari Koskelo, a significant stockholder of the Company.  In connection with the Company’s rights offering which was completed on October 15, 2010, the Company exchanged the outstanding note payable to stockholder for shares of common stock of the Company.

On October 15, 2010 the Company completed a rights offering of its common stock.  The rights offering entitled each stockholder of record on August 20, 2010 to purchase one share of common stock at $1.75 per share.  Upon completion of the rights offering, the company issued 641,002 shares of its common stock in exchange for $1.1 million.  Additionally, the Company exchanged notes payable of $1.8 million due to a significant stockholder for 1,015,000 shares of common stock.

On October 20, 2010, the Company received notification that the NASDAQ Qualifications Panel (the "Panel") determined to delist the Company's securities from The NASDAQ Stock Market, effective with the open of business on October 22, 2010, as a result of the Company's failure to regain compliance with the minimum $2.5 million stockholders' equity requirement. The Company’s common stock is currently quoted on the Pink Sheets, trade symbol ENCO.PK. Investors can now view real time stock quotes for ENCO.PK at http://www.otcmarkets.com.

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

Consolidation

The consolidated financial statements for 2010 and 2009 include our accounts and the accounts of our wholly-owned subsidiaries. Intercompany transactions and balances have been eliminated in consolidation.

Cash and Cash Equivalents

We consider all highly liquid debt instruments purchased with an original maturity of three months or less to be cash equivalents.

ENCORIUM GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – CONTINUED

We maintain cash accounts at several institutions in Europe and one in the U.S.  Deposits in Europe are generally insured by individual states up to € 50,000 for each account (approximately $66,260 as of December 31, 2010).  Accounts in the U.S. are generally insured up to $250,000 for each account.  As of December 31, 2010, our cash and cash equivalents were based primarily in Europe with two or more institutions.   To date, the Company has not experienced any loss or lack of access to its invested cash or cash equivalents, however, there can be no assurance that access to these invested balances will not be impacted by adverse conditions in the financial and credit markets.

Investigator Advances
We received advance payments from a small number of our clients as part of long-term contracts, which includes a separate cash account to be utilized for payment of investigator fees. As of December 31, 2010 and 2009, this cash amount was $0 and $19 thousand, respectively. This amount is also included in customer advances within current liabilities in the accompanying balance sheets.

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

ENCORIUM GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – CONTINUED

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

As is customary in the industry, we will continue to exclude from revenue and expense in the Consolidated Statements of Operations fees paid to investigators and the associated reimbursement since we acts as an agent on behalf of the pharmaceutical company sponsors with regard to investigator payments.  These investigator fees are not reflected in our Net Revenue, Reimbursement Revenue, Reimbursement Out-of-Pocket Expenses, and/or Direct Expenses. The amounts of these investigator fees were $700 thousand and $1.4 million the years ended December 31, 2010 and 2009, respectively.

Accounts Receivable

Accounts receivable and costs and estimated earnings in excess of related billings on completed contracts represent amounts due from our clients who are concentrated primarily in the pharmaceutical and biotechnology industries.

Concentration of Credit Risk

Our accounts receivable and costs and estimated earnings in excess of related billings on uncompleted contracts are concentrated with a small number of companies within the pharmaceutical and biotechnology. The significant majority of this exposure is to large, well established firms. Credit losses have historically been minimal. As of December 31, 2010, the total of accounts receivable and costs and estimated earnings in excess of related billings on uncompleted contracts was $3.2 million. Of this amount, the exposure to our three largest clients was 41% of the total, with the three largest clients representing 18%, 12% and 11% of total exposure, respectively. As of December 31, 2009, the total of accounts receivable and costs and estimated earnings in excess of related billings on uncompleted contracts was $5.2 million. Of this amount, the exposure to our two largest clients was 44% of the total, with the two largest clients representing 33% and 11% of total exposure, respectively.

Several client contracts contain provisions that allow us to bill and receive advance payments to be utilized for investigator fees and reimbursable expenses. In some instances, the client requires that we maintain separate cash accounts to be utilized for investigator fees, which are included as Investigator Advances. Funds received as customer advances, excluding investigator advances for which separate cash accounts are required as part of our contract with the client, are included as part of Cash and Cash Equivalents. The balance of customer advances, including investigator advances of $0, was $1.9 million as of December 31, 2010.  The balance of customer advances, including investigator advances of $19 thousand, was $1.4 million as of December 31, 2009.  For the years ended December 31, 2010 and 2009, there were no customer advances billed, but not received.

Financial Instruments

The fair value of cash and cash equivalents, restricted cash, accounts receivable, costs and estimated earnings in excess of related billings on uncompleted contracts, accounts payable, accrued expenses and billings in excess of related costs and estimated earnings on uncompleted contracts were not materially different than their carrying amounts as reported at December 31, 2010 and December 31, 2009.

As of December 31, 2010 and 2009, the Company was not a counter party to any forward foreign exchange contracts.

ENCORIUM GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – CONTINUED

Property and Equipment

Property and equipment are recorded at cost. Depreciation is provided using the straight-line method over the estimated useful lives of the assets, which range from 3 to 8 years for equipment and furniture and fixtures and the remaining lease term for leasehold improvements and assets under capital lease. Depreciation and amortization, excluding the amortization of intangible assets, for the years ended December 31, 2010 and 2009 was $164 thousand and $101 thousand, respectively. Expenditures for maintenance and repairs are charged to expense as incurred. When assets are sold, retired, or fully depreciated the cost and accumulated depreciation are removed from the accounts, and any gain or loss on the sale of property and equipment is included in operations.

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

Goodwill and Intangible Assets

Goodwill represents excess cost over the fair value of a company’s net assets acquired in a business combination as of the acquisition date.   Goodwill, which is not subject to amortization, is tested for impairment at least annually or whenever events or changes in circumstances indicate that the carrying amount may not be fully recoverable.

The Company obtained goodwill and intangible assets in connection with the acquisitions of Encorium Oy (formerly Remedium Oy) and Progenitor.  We test goodwill for impairment on an annual basis for each reporting unit based on the anniversary date on which each entity was acquired: November 1st for Encorium Oy and July 19th for Progenitor.   Management uses its judgment in assessing whether goodwill has become impaired between annual impairment tests.  Recoverability of goodwill is evaluated using a two-step process. The first step involves a comparison of the fair value of a reporting unit, including goodwill, with its carrying value.  In the event that the carrying amount of the reporting unit exceeds its fair value, goodwill is not recoverable.  The second step of the process involves a comparison of the implied fair value of goodwill to its carrying value for the reporting unit to determine the amount of impairment loss to recognize.  The fair value of the Company’s reporting unit is determined based upon management’s estimate of future discounted cash flows and other factors, including operating results, business plans and anticipated future cash flows.   Management’s estimates of future cash flows include assumptions concerning future operating performance and economic conditions and may differ from actual future cash flows. Goodwill impairment losses charged against earnings for the years ended December 31, 2010 and 2009 were $789 thousand and $0, respectively.

The Company’s intangible assets consist primary of customer relationships.  Intangible assets are carried at cost and are subject to amortization.   The Company’s intangible assets are subject to impairment testing whenever events or changes in circumstances indicate that the carrying amount may not be recoverable.  Impairment losses related to intangible assets and charged against earnings for the years ended December 31, 2010 and 2009 were $2.8 million and $0, respectively.

Foreign Currency Translation

Assets and liabilities of the Company’s international operations are translated into U.S. dollars at exchange rates in effect on the balance sheet date and equity accounts are translated at historical exchange rates. Revenue and expense items are translated at average exchange rates in effect during the year. Gains or losses from translating foreign currency financial statements are recorded in other comprehensive income. The cumulative translation adjustment decreased other comprehensive income by $314 thousand for the year ended December 31, 2010 compared to a decrease in other comprehensive income of $217 thousand for the year ended December 31, 2009.

Income Taxes

The Company accounts for income taxes in accordance with the provisions of FASB ASC 740, “Accounting for Income Taxes”, (ASC 740).  ASC 740 requires recognition of deferred tax liabilities and assets for the future expected tax consequences of events that have been included in the financial statements or tax returns.  Under this method deferred tax liabilities and assets are determined based on the difference between the financial statement tax bases of assets and liabilities using enacted tax rates in effect for the year in which the differences are expected to reverse. At December 31, 2010, the Company recorded a full valuation allowance against its net deferred tax assets and net operating loss carry-forwards given that it is more likely than not that the deferred tax asset will not be realized.

ENCORIUM GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – CONTINUED

As of December 31, 2010, the Company has unrecognized U.S. federal and state net operating loss carryforwards of approximately $11.5 million and $16.3 million, respectively. These unrecognized U. S. federal and state net operating loss carryforwards have significantly increased due to the losses incurred to date during 2010. In addition, future changes in the unrecognized tax benefit, will have no impact on the effective tax rate due to the existence of the valuation allowance.

The Company files its tax returns as prescribed by the tax laws of the jurisdiction in which it operates. None of the Company’s tax filings in these jurisdictions are currently under audit. The Company’s policy is to recognize interest and penalties in Other Expense.

Earnings (Loss) Per Share

Earnings (loss) per share is calculated in accordance with FASB ASC 260, “Earnings Per Share”, (ASC 260).  Basic earnings (loss) per share is computed by dividing net income (loss) for the period by the weighted average number of common shares outstanding during the period. Diluted earnings (loss) per share is computed by dividing net income (loss) by the weighted average number of common shares plus the dilutive effect of warrants and outstanding stock options under the Company’s equity incentive plans. For 2010 and 2009 diluted net loss per common share is the same as basic net loss per common share, since the effects of potentially dilutive securities are antidilutive.

Supplemental Cash Flow Information

Cash paid for income taxes net of refunds for the years ended December 31, 2010 and 2009 was $0 and $85 thousand.  Cash paid for interest for the years ended December 31, 2010 and 2009 was $37 thousand and $51 thousand, respectively.

In May 2010, Encorium Oy borrowed $280 thousand from Ilari Koskelo, a significant stockholder.  In July 2010, the Encorium Oy borrowed an additional $1.5 million from Mr. Koskelo to finance the cash component of the purchase consideration for the Progenitor acquisition.  In connection with the Company’s rights offering, which was completed on October 15, 2010, the Company exchanged $1.8 million notes payable to Mr. Koskelo for 1,015,000 shares of the Company’s common stock.

The amount of accrued interest on the $1.5 million notes payable as of October 15, 2010 was $22,851, which Mr. Koskelo agreed to exchange for 13,071 unregistered shares of the Company.  Additionally, on October 15, 2010, the Company borrowed $185 thousand from Mr. Koskelo, who agreed to accept 105,625 unregistered shares of the Company in full satisfaction of the loan.  Included in accrued expenses is $187 thousand for 106,751 shares that the Company did not transfer to Mr. Koskelo as of December 31, 2010.

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

ENCORIUM GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – CONTINUED

The FASB updated ASC Topic No. 810, “Consolidations” (“ASC Topic 810”), and ASC Topic 860, “Transfers and Servicing,” (ASC Topic 860), which significantly changed the accounting for transfers of financial assets and the criteria for determining whether to consolidate a variable interest entity (VIE). The update to ASC Topic 860 eliminates the qualifying special purpose entity (QSPE) concept, establishes conditions for reporting a transfer of a portion of a financial asset as a sale, clarifies the financial asset de-recognition criteria, revises how interests retained by the transferor in a sale of financial assets initially are measured, and removes the guaranteed mortgage securitization re-characterization provisions. The update to ASC Topic 810 requires reporting entities to evaluate former QSPEs for consolidation, changes the approach to determining a VIE's primary beneficiary from a mainly quantitative assessment to an exclusively qualitative assessment designed to identify a controlling financial interest, and increases the frequency of required reassessments to determine whether a company is the primary beneficiary of a VIE. The Company adopted the provisions of these staff positions effective January 1, 2010. The adoption of these staff positions could impact future transactions entered into by the Company.

In October 2009, the FASB issued ASU No. 2009-13, “Multiple-Deliverable Revenue Arrangements” (amendments to ASC Topic 605, “Revenue Recognition”), (“ASU 2009-13”) and ASU No. 2009-14, “Certain Arrangements that Include Software Elements”, ( amendments to ASC Topic 985, “Software”)   (“ASU 2009-14”).  ASU 2009-13 requires entities to allocate revenue in an arrangement using estimated selling prices of the delivered goods and services based on a selling price hierarchy. The amendments eliminate the residual method of revenue allocation and require revenue to be allocated using the relative selling price method. ASU 2009-14 removes tangible products from the scope of software revenue guidance and provides guidance on determining whether software deliverables in an arrangement that includes a tangible product are covered by the scope of the software revenue guidance. ASU 2009-13 and ASU 2009-14 should be applied on a prospective basis for revenue arrangements entered into or materially modified in fiscal years beginning on or after June 15, 2010, with early adoption permitted. The Company has evaluated the impact of the adoption of these ASUs on its consolidated results of operations or financial condition, and the adoption did not have a material impact on its consolidated financial statements.

In April 2010, the FASB issued ASU No. 2010-13, Topic 718, “Compensation—Stock Compensation” (“ASU 2010-13”), which addresses the classification of an employee share-based payment award with an exercise price denominated in the currency of a market in which the underlying equity security trades.  ASU 2010-13 specifies that a share-based payment awarded that contains a condition that is not a market, performance, or service condition is required to be classified as a liability unless it otherwise qualifies as equity.  The amendment is effective for fiscal years, and interim period beginning on or after December 15, 2010.  The Company has evaluated the impact of the adoption of this ASU on its consolidated results of operations or financial condition, and the adoption did not have a material impact on its consolidated financial statements.

In April 2010, the FASB issued ASU No. 2010-17, “Revenue Recognition — Milestone Method (Topic 605): Milestone Method of Revenue Recognition” (ASU 2010-17).  ASU 2010-17 allows the milestone method as an acceptable revenue recognition methodology when an arrangement includes substantive milestones. ASU 2010-17 provides a definition of substantive milestone and should be applied regardless of whether the arrangement includes single or multiple deliverables or units of accounting. ASU 2010-17 is limited to transactions involving milestones relating to research and development deliverables. ASU 2010-17 also includes enhanced disclosure requirements about each arrangement, individual milestones and related contingent consideration, information about substantive milestones and factors considered in the determination. ASU 2010-17 is effective on a prospective basis for milestones achieved in fiscal years, and interim periods within those years, beginning on or after June 15, 2010, with early adoption permitted. The Company has evaluated the impact of the adoption of this ASU on its consolidated results of operations or financial condition, and the adoption did not have a material impact on its consolidated financial statements.

In December 2010, the FASB issued ASU No. 2010-28, “Intangibles - Goodwill and Other (Topic 350): When to Perform Step 2 of the Goodwill Impairment Test for Reporting Units with Zero or Negative Carrying Amounts  (a consensus of the FASB Emerging Issues Task Force)” (ASU 2010-28).  ASU 2010-28 provides guidance on when to perform Step 2 of the goodwill impairment test for reporting units with zero or negative carrying amounts. This guidance is effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2011. Early adoption is not permitted. The Company adopted ASU 2010-28 on January 1, 2011. The Company has not yet determined the impact, if any, that the adoption of this guidance will have on its consolidated financial statements.

ENCORIUM GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – CONTINUED

In December 2010, the FASB issued ASU No. 2010-29, “Business Combinations (Topic 805): Disclosure of Supplementary Pro Forma Information for Business Combinations (a consensus of the FASB Emerging Issues Task Force)” (ASU 2010-29).  ASU 2010-09 specifies that if a public entity presents comparative financial statements, the entity should disclose revenue and earnings of the combined entity as though the business combination(s) that occurred during the current year had occurred as of the beginning of the comparable prior annual reporting period only. The Company adopted ASU 2010-29 on January 1, 2011 and will apply ASU 2010-29 to its future acquisitions, if any.

Recently Issued Accounting Standards Not Yet Adopted

In May 2011, the FASB issued ASU No. 2011-04, ASU 2011-04 provides guidance regarding fair value measurements in order to have a common fair value measurement and disclosure requirement for purposes of both GAAP and International Financial Reporting Standards. This guidance further elaborates upon techniques used in measuring fair value. It does not require additional fair value measurements and is not intended to establish valuation standards or affect valuation practices. This guidance is effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2011. Early adoption is not permitted. The Company has not yet determined the impact, if any, that the adoption of this guidance will have on its consolidated financial statements.

In June 2011, the FASB issued ASU No. 2011-05, “Comprehensive Income (Topic 220): Presentation of Comprehensive Income” (ASU 2011-05).  ASU 2011-05 eliminates the option to present components of other comprehensive income as part of the statement of changes in stockholders’ equity and requires that all changes in stockholders’ equity be presented either in a single continuous statement of comprehensive income or in two separate but consecutive statements. The guidance does not change the items that must be reported in other comprehensive income or the calculation or presentation of earnings per share. This guidance is effective retrospectively for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2011 with early adoption permitted. Because the new guidance affects financial statement presentation only, it will have no impact on the Company’s consolidated financial position or results of operations.

3.	DISCONTINUED OPERATIONS:

July 16, 2009 the Company sold substantially all of the assets relating to the Company’s U.S.  line of business to Pierrel Research USA, Inc., as a result of which the Company no longer has any employees or significant operations in the United States.  The purchase price was $2.6 million comprised of $80 thousand in cash and the assumption of liabilities in the amount of $2.5 million.

In accordance with ASC 360, the operational results and cash flows of the US line of business are presented as discontinued operations. Net Revenues from discontinued operations for the years ended December 31, 2010 and 2009 were $0 and $3.9 million, respectively. Gain from discontinued operations before taxes for the year ended December 31, 2010 was $48 compared to a loss from discontinued operations before taxes of $725 thousand as of December 31, 2009. The operating results related to the U.S. line of business are included in discontinued operations.  Gain on sale of discontinued operations for the year ended December 31, 2009 was $775 thousand, and is included in the loss of discontinued operations.

The current and noncurrent assets and liabilities of discontinued operations at December 31, 2010 and 2009 were as follows:

	December 31,
	2010	2009
Accounts receivable, net	$-	$28,832
Current assets of discontinued operations	$-	$28,832

Accounts payable	$307,330	$485,203
Accrued expenses	42,409	58,514
Billings in excess of related costs and estimated
earnings on uncompleted contracts	-	53,368
Customer advances	-	10,467
Current liabilities of discontinued operations	$349,739	$607,552

ENCORIUM GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – CONTINUED

4.	ACQUISITION:

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

Unaudited pro forma results of operations resulting from the acquisition of Progenitor that would have been for the twelve months ended December 31, 2010 as if the combination had occurred on January 1, 2010:

Year Ended December 31, 2010 (Unaudited)

Net Revenue (1)	$13,321,027
Net Loss	(8,830,438)
Earnings (loss) per share – basic and diluted	$(2.32)

(1) Excludes reimbursement revenue

Comparative data regarding the pro forma results of Progenitor for the twelve months ended December 31, 2009 were not included in the table above due to the lack of data available for the period.

Total consideration provided by the Company to acquire Progenitor is summarized as below:

Cash	$1,421,200
Common stock	484,500
Working capital adjustment	36,378
Salary guarantees	625,470
Total Consideration	$2,567,548

The allocation of the purchase price is as follows:

Current assets	$447,230
Property, plant and equipment	70,973
Other assets	125,682
Goodwill	1,131,722
Customer relationships	1,057,543
Current liabilities	(130,911)
Non-current liabilities (1)	(134,691)
Total Consideration	$2,567,548

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

ENCORIUM GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – CONTINUED

5.	PROPERTY & EQUIPMENT:

	December 31,
	2010	2009
Property & equipment consists of the following:
Equipment	$791,593	$736,362
Furniture & fixtures	181,072	192,489
Equipment under capital leases	242,839	162,439
Total Property and Equipment	$1,215,504	$1,091,290
Accumulated depreciation	(926,211)	(783,738)
Property & equipment, net	$289,293	$307,552

The Company purchased $165 thousand of additional equipment in 2010. There was a decrease in net book value of European assets due to foreign exchange rate differences totaling $19 thousand.

6.	INCOME TAXES:

	Year ended December 31,
	2010	2009
Net loss before taxes:
U.S.	$(1,369,049)	$(2,232,836)
Foreign	(8,454,911)	(1,681,993)
	$(9,823,960)	$(3,914,829)

The components of the income tax provision (benefit) are as follows:

	Year ended December 31,
	2010	2009
Current
U.S.	$-	$-
Foreign	41,049	31,578
State	-	-
	$41,049	$31,578
Deferred
U.S.	$-	$-
Foreign	(776,971)	(76,714)
State	-	-
Total company	$(735,922)	$(45,136)

  The federal statutory income tax rate is reconciled to the effective income tax rate as follows:

	Year ended December 31,
	2010	2009
Federal statutory rate	(34.0%)	(34.0%)
Changes in valuation allowance	34.0%	34.0%
Other	7.5%	1.4%
	7.5%	1.4%

The components of the net current and long-term deferred tax assets and liabilities, measured under ASC 740, are as follows:

ENCORIUM GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – CONTINUED

	Year ended December 31,
	2010	2009
Deferred Tax Asset
Net operating loss carryforwards	$4,340,095	$3,953,416
Depreciation	-	-
Accrual	-	28,888
	$4,340,095	$3,982,304
Valuation allowance	(4,340,095)	(3,953,416)
	$-	$28,888

Deferred tax liabilities
Amortization of intangibles	$70,577	$912,160
Accrual	106,921	124,026
Other	57,635	49,355
	$235,133	$1,085,541

Net deferred tax liability	$235,133	$1,056,653

A deferred tax liability was recognized related to the acquisition of Encorium Oy for the difference between the assigned value of the intangible assets acquired and the tax basis of the intangible assets acquired. A tax rate of 26% was utilized to establish the deferred tax liability which is the current prevailing corporate income tax rate in Finland.

At December 31, 2010, the Company had federal net operating loss (NOL) carryforwards of approximately $11.5 million, the majority of which will expire, if not utilized, between fiscal 2025 and 2028. The Company had state NOL carryforwards of approximately $16.3 million, the majority of which will expire between 2015 and 2018. As of December 31, 2010, the Company had $1.1 million of foreign net operating loss carryforwards. These net operating loss carryforwards have begun to expire and will continue to expire through 2015.

Deferred income taxes reflect the net tax effect of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amount used for income tax purposes. Due to the Company’s recent loss history, and uncertainty regarding the realization of deferred tax assets, a full valuation allowance has been provided against deferred tax assets directly related to net loss carryforwards as of December 31, 2010. The utilization of federal net operating loss carryforwards is subject to annual limitations in accordance with Section 382 of the Internal Revenue code. Certain state carryforward net operating losses are also subject to annual limitations. The Company also has certain net operating loss carryforwards in foreign jurisdictions which also have been fully reserved. As of December 31, 2010, the Company believes that there are no significant uncertain tax positions, and no amounts have been recorded as interest and penalties. The Company does not anticipate any events that would require it to record a liability related to any uncertain tax position as prescribed by ASC 740.

The Company files its tax returns as prescribed by the tax laws of the jurisdiction in which it operates. None of the Company’s tax filings in these jurisdictions are currently under audit. The Company’s policy is to recognize interest and penalties in Other Expense.

7.	LINES OF CREDIT:

As of December 31, 2010, the Company had four lines of credit for its European operations totaling $1.22 million with interest and outstanding amounts as per the following table:

Lender	Credit Line	Interest Rate	Effective rate at December 31, 2010	Amount outstanding at December 31, 2010	Amount outstanding at December 31, 2009

Svenska Handelsbanken AB	$662,600	Handelsbanken Avista plus 2.35%	2.70%	$187,836	$459
Sampo Pankki Oyj	397,560	Sampo viitepaivaluottokorko plus 3.5%	5.00%	181,558	300,238
Svenska Handelsbanken AB	73,906	Handelsbanken's base rate	6.35%	64,900	-
Svenska Handelsbanken AB	88,898	Handelsbanken's base rate	6.15%	42,632	-
Total	$1,222,964			$476,926	$300,697

ENCORIUM GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – CONTINUED

(Amounts were converted based on an exchange rate of 1.00 EUR ~ 1.3252 USD and 1.00 EUR ~ 1.4332 USD for December 31, 2010 and December 31, 2009, respectively)  The lines of credit are collateralized by substantially all assets of the Company and a personal guarantee of our Chief Executive Officer in the amount of $133 thousand.  On January 12, 2011, Svenska Handelsbanken AB notified Encorium Oy that it would terminate its line of credit (the “Handelsbanken Line”) with Encorium Oy.  See Subsequent Events Note for further information regarding the description, terms and conditions related to the line of credit with Svenska Handelsbanken AB.

8.	NOTES PAYABLE:

Notes payable consist of the following:
	December 31,
	2010	2009
$927,640 Promissory note (“Note”) is collateralized by substantially all assets of Encorium Oy and includes assets of related parties. The Note is payable in semi-annual installments of $154,607 plus interest. On April 8, 2011 the terms of the Note were modified to extend the maturity date to December 16, 2013 and defer the initial semi-annual installment to December of 2011. The Promissory note bears interest at the six month euribor plus 4.00% (5.224% at December 31, 2010)	$927,640	$1,003,239

Less current portion	(309,213)	(334,413)

Total notes payable, net of current portion	$618,427	$668,826

(Amounts were converted based on an exchange rate of 1.00 EUR ~ 1.3252 USD and 1.00 EUR ~ 1.4332 USD for December 31, 2010 and December 31, 2009, respectively).  In connection with this Note, the investor in the 2009 Offering and the Company’s Chief Executive Officer (the “Guarantors”) issued personal guarantees as collateral with an aggregate value of $503 thousand.  In consideration for the personal guarantees, the Company issued 97,500 shares of its common stock, par value $0.001 on a pro-rata basis to the Guarantors.  The value of the shares has been recorded as debt issuance costs and will be amortized over the life of the Note.  As of December 31, 2010 the total debt issuance costs, net of accumulated amortization, was $151 thousand.

9.	EARNINGS (LOSS) PER SHARE:

Earnings (loss) per share is calculated in accordance with ASC 260. Basic earnings (loss) per share is computed by dividing net income (loss) for the period by the weighted average number of common shares outstanding during the period. Diluted earnings (loss) per share is computed by dividing net income (loss) by the weighted average number of common shares plus the dilutive effect of outstanding stock options under the Company’s equity incentive plans and warrants. For 2010 and 2009 diluted net loss per common share is the same as basic net loss per share, since the effects of potentially dilutive securities are anti-dilutive. Stock options outstanding that are not included in the table below because of their anti-dilutive effect for the year ended December 31, 2010 were 133,125 and for the year ended December 31, 2009 were 75,417.  Also excluded from the table because of their anti-dilutive effect are 54,633 and 109,266 outstanding warrants as of December 31, 2010 and 2009, respectively.

The net loss and weighted average common and common equivalent shares outstanding for purposes of calculating net loss per common share were computed as follows:

	Twelve months ended December 31,
	2010	2009
Net loss	$9,088,038	$3,869,693

Weighted average number of common shares outstanding used in computing basic and diluted earnings per share	3,806,148	2,709,904

Basic and diluted earnings (loss) per share	$(2.39)	$(1.43)

10.	STOCKHOLDERS’ EQUITY:

Treasury Stock

In October 2008 the Company approved a stock repurchase program in an amount of up to $250,000. There were no purchases of Common Stock during 2010.  There were 38,765 common shares in treasury as of December 31, 2010. The shares are valued using the cost method of accounting for treasury stock.

ENCORIUM GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – CONTINUED

11.	STOCK-BASED COMPENSATION:

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

	Year Ended December 31,
	2010	2009
Risk-free interest rate	3.15%	2.20% - 2.97%
Expected dividend yield	—	—
Expected life	7 years	7 years
Weighted average volatility	117.5%	84%
Expected volatility	117.5%	72% - 91%

Based upon the above assumptions, the weighted average fair value of the stock options granted for the years ended December 31, 2010 and 2009 was $1.45 and $2.24, respectively.

ENCORIUM GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – CONTINUED

A summary of award activity under the stock option plans as of December 31, 2010 and changes during the two prior years are presented below:

	Number of Shares	Range of Exercise Prices per Share	Weighted Average Exercise Price per Share	Intrinsic value (1)
Options outstanding at December 31, 2008	119,260	$1.92 - $48.64	$18.32
Granted	34,719	1.52 - 3.28	2.88
Exercised	-	-	-
Cancelled	(78,562)	1.52 - $48.64	7.92
Options outstanding at December 31, 2009	75,417	$1.92 - $48.64	$5.93
Granted	81,250	1.45	1.45
Exercised	-	-	-
Cancelled	(23,542)	1.92 - 48.64	21.69
Options outstanding at December 31, 2010	133,125	$1.45 - $12.80	$2.03	$0

Vested options outstanding at
December 31, 2010	34,374	$1.92 - $12.80	$3.02	$0

Non-vested options outstanding at
December 31, 2010	98,751	$1.45 - $12.80	$1.68	$0

(1)	Intrinsic values are not presented due to the fact that the intrinsic value calculations resulted in negative values as of December 31, 2010.

Approximately 78,625 options, net of forfeitures, of the 98,751 non-vested options outstanding as of December 31, 2010 will vest within the next year.

As of December 31, 2010, there was $44 thousand of total unrecognized compensation cost related to unvested share-based compensation awards granted under the stock option plans.  That cost is expected to be recognized over a weighted-average period of 1.0 years.  The Company has a policy of issuing new shares to satisfy share option exercises.

The following table summarizes information regarding stock options outstanding at December 31, 2010:

Options Outstanding
Range of Exercise Prices per Share	Number Outstanding at December 31, 2010	Weighted Average Remaining Contractual Life in Years	Weighted Average Exercise Price per Share
$1.00 - $1.50	81,250	9.21	$ 1.45
1.51 - 2.00	25,000	7.93	1.94
2.01 - 2.50	6,250	8.09	2.32
2.51 - 3.00	5,625	7.85	2.88
3.01 - 3.50	12,500	8.87	3.28
12.51 - 13.00	2,500	7.41	12.80
	133,125	8.79	$ 2.03

ENCORIUM GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – CONTINUED

The following table summarizes information regarding stock options vested as of December 31, 2010:

Options Exercisable
Range of Exercise Prices per Share	Number of Exercisable Options at December 31, 2010	Weighted Average Remaining Contractual Life in Years	Weighted Average Exercise Price per Share
$1.51 - $2.00	21,874	7.93	$ 1.94
2.01 - 2.50	2,083	8.09	2.32
2.51 - 3.00	3,750	7.85	2.88
3.01 - 3.50	4,167	8.87	3.28
12.51 - 13.00	2,500	7.41	12.80
	34,374	8.01	$ 3.02

As of December 31, 2010, there were 133,125 stock options available for grant under our stock option plans. A summary of stock options expected to vest in the next twelve months, net of forfeitures, are as follows:

Options Expected to Vest
Range of Exercise Prices per Share	Number of Exercisable Options at December 31, 2010	Weighted Average Remaining Contractual Life in Years	Weighted Average Exercise Price per Share
$1.00 - $1.50	69,062	9.21	$ 1.45
1.51 - 2.00	2,656	7.93	1.92
2.01 - 2.50	1,771	8.09	2.32
2.51 - 3.00	1,594	7.85	2.88
3.01 - 3.50	3,542	8.87	3.28
	78,625	9.10	$ 1.60

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

For the years ended December 31, 2010 and 2009, the adoption of ASC 718 resulted in incremental stock-based compensation expense of $102 thousand and $301 thousand, or $0.01 and $0.01 on a basic and diluted earnings per share basis, respectively. The adoption of ASC 718 did not have a net impact on cash flows from operating, investing or financing activities.  A deduction is not allowed for income tax purposes until the options are exercised.  The amount of the income tax deduction will be the difference between the fair value of the Company’s common stock and the exercise price at the date of exercise. The tax effect of the income tax deduction in excess of the financial statement expense will be recorded as an increase in additional paid-in-capital. Accordingly, ASC 718 requires the recognition of a deferred tax asset for the tax effect of the financial statement expense recorded.  However, due to our recent loss history, and uncertainty regarding the realization of deferred tax assets, deferred tax assets have been fully reserved as of December 31, 2010.  The net operating losses incurred to date by the Company are being carried forward and may be applied against future taxable income subject to certain limitations set forth in Section 382 of the Internal Revenue Code.

ENCORIUM GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – CONTINUED

12.	EMPLOYEE BENEFIT PLAN:

The Company contributes to state sponsored pension plans for its internationally based employees. The majority of these state sponsored pension plans are defined contribution plans. The amount of pension expense related to these plans as of December 31, 2010 and 2009 were $1.1 million and $1.6 million, respectively.

The Company also maintains a defined benefit plan for certain employees as mandated by foreign state authorities.  Financial information related to this plan for the years ended December 31, 2010 and 2009 are summarized as follows:

	Year ended December 31,
	2010	2009
Change in benefit obligation:
Benefit obligation at beginning of year	$105,164	$204,565
Service costs	19,878	47,540
Interest costs	5,301	8,644
Net actuarial gain/(loss)	(53,008)	(108,045)
Foreign currency adjustment	(8,425)	-
Benefits paid	(21,203)	(33,134)
Settlements	-	(14,604)
Benefit obligation at end of year	$47,707	$105,164

Accrued pension liability included in long-term liabilities	$(47,707)	$(105,164)

Actuarial losses included in Accumulated other comprehensive income	$218,658	$187,752

Projected benefit obligation	$(47,707)	$(105,164)
Fair value of plan assets	-	-
Excess of benefit obligation over fair value of plan assets	$(47,707)	$(105,164)

Pension costs for the plan include the following components:

Service cost benefits earned during the year	$19,878	$47,540
Interest cost on projected benefit obligation	5,301	8,644
Return on assets	(7,951)	(4,322)
Effect of settlement	-	(40,337)
Net Pension costs	$17,228	$11,525

The weighted average assumptions are as follows:

Discount rate at year end	3.75%	4.50%
Rate of salary increase	3.00%	5.00%
Rate of inflation	2.00%	2.00%
Employee turnover	12.00%	12.00%

13.	SEGMENT DISCLOSURES:

The Company follows the provisions of FASB ASC 280, “Segment Reporting,” which establishes standards for reporting business segment information. The Company operates in one segment predominantly in the clinical research industry providing a broad range of clinical research services on a global basis to the pharmaceutical, biotechnology and medical device industries.

ENCORIUM GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – CONTINUED

The following table summarizes the distribution of net revenue and contracts with significant clients:

	Year Ended December 31,
	2010		2009
	Percentage of Revenues	Number of Contracts	Percentage of Revenues	Number of Contracts
Client A	25%	14	30%	13
Client B	11%	3	-	-
Client C	10%	4	10%	4
Client D	-	-	8%	12
Top Clients	46%	21	48%	29

14.	CAPITAL AND OPERATING LEASE COMMITMENTS:

In October 2008, we entered into a financing agreement for application software to be used in our European operations. This financing agreement is being accounted for as a capital lease obligation. The present value of the capital lease obligation and the corresponding asset value of the software acquired was $142 thousand. In December of 2009 we entered into a financing agreement for a server back up system.  This financing agreement is being accounted for as a capital lease obligation.  The present value of the capital lease obligation and the corresponding asset value of the system was $20 thousand.  During 2010, we entered into two financing agreements for application software for our European operations.  These financing agreements are being accounted for as capital lease obligations. The present value of the capital lease obligation and the corresponding asset value of the software acquired was $81 thousand.

Future minimum lease payments on capital lease obligations at December 31, 2010 are as follows:
For the year ended December 31:
2011	$73,662
2012	34,850
2013	14,334
Total	$122,846
Less amount representing interest	(6,995)
Present value of capital lease payments	$115,851

We are committed under a number of non-cancelable operating leases, primarily related to office space and other office equipment. Total lease expense for the years ended December 31, 2010 and 2009 were $1.6 million and $1.0 million, respectively.

Future minimum lease payments on operating lease obligations at December 31, 2010, are as follows:

	Total	2011	2012	2013	2014	2015
Operating leases	$2,653,000	$1,395,242	$748,082	$475,248	$29,778	$4,650

ENCORIUM GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – CONTINUED

15.	QUARTERLY FINANCIAL DATA (UNAUDITED):

	2010
	For the Quarter Ended
	31 Mar	30-Jun	30-Sep	31-Dec	Total
Net Revenue	$3,001,360	$3,775,262	$2,793,625	$3,353,335	$12,923,582
Loss from continuing operations	(1,900,478)	(775,260)	(4,577,386)	(2,526,370)	(9,779,494)
Net loss from continuing operations	(1,908,174)	(805,157)	(3,863,433)	(2,559,677)	(9,136,441)
Net income (Loss) from discontinued operations	(15,431)	-	-	63,834	48,403

Net loss	$(1,923,605)	$(805,157)	$(3,863,433)	$(2,495,843)	$(9,088,038)

Weighted Average Common and Common Equivalent Shares Outstanding

Basic and diluted	3,388,173	3,404,048	3,420,876	4,998,036	3,806,148

Net Income (Loss) per Common Share
Continuing Operations	$(0.56)	$(0.24)	$(1.13)	$(0.51)	$(2.40)
Discontinued Operations	(0.01)	-	-	0.01	0.01
Net Loss per Common Share	$(0.57)	$(0.24)	$(1.13)	$(0.50)	$(2.39)

	2009
	For the Quarter Ended
	31 Mar	30-Jun	30-Sep	31-Dec	Total
Net Revenue	$4,538,173	$4,483,263	$4,446,606	$4,389,075	$17,857,117
Loss from continuing operations	(578,533)	(1,269,249)	(616,713)	(683,851)	(3,148,346)
Net loss from continuing operations	(574,056)	(1,270,255)	(742,215)	(557,901)	(3,144,427)
Net income (Loss) from discontinued operations	378,836	(674,416)	(258,436)	(171,250)	(725,266)

Net loss	$(195,220)	$(1,944,671)	$(1,000,651)	$(729,151)	$(3,869,693)

Weighted Average Common and Common Equivalent Shares Outstanding

Basic and diluted	2,565,485	2,565,485	2,565,485	3,138,703	2,709,904

Net Income (Loss) per Common Share
Continuing Operations	$(0.22)	$(0.50)	$(0.29)	$(0.18)	$(1.16)
Discontinued Operations	0.15	(0.26)	(0.10)	(0.05)	(0.27)
Net Loss per Common Share	$(0.07)	$(0.76)	$(0.39)	$(0.23)	$(1.43)

16.	COMMITMENTS AND CONTINGENCIES:

In January 2010, we entered into an employment agreement with our Chief Executive Officer for a term of eighteen months.  The employment agreement calls for specified minimum annual compensation of € 196,000 per year (approximately $260,000 as of December 31, 2010) and includes provisions for continuation of salary upon termination as defined in the agreement. (Amounts were converted based on an exchange rate at December 31, 2010 of 1.00 EUR ~ 1.3252 USD)

In July 2010, in connection with the acquisition of Progenitor, we entered into employment agreements with the former shareholders of Progenitor that calls for specified minimum compensation totaling $625,470 over an eighteen month period.

The contract research organization industry is subject to legislation and regulations that are revised or amended on an on-going basis. The impact of complying with such legislation and regulations could materially affect our business.

17.	GOODWILL AND OTHER INTANGIBLES

The Company obtained goodwill and intangible assets in connection with the acquisitions of Encorium Oy and Progenitor.  We test goodwill for impairment on an annual basis for each reporting unit based on the anniversary date on which each entity was acquired: Encorium Oy on November 1st and Progenitor on July 19th.  Company management uses its judgment in assessing whether goodwill has become impaired between annual impairment tests.

Due to impairment triggers, the Company conducted an interim goodwill impairment test on Encorium Oy’s goodwill as of September 30, 2010.  The Company also conducted an annual goodwill impairment test on Encorium Oy’s goodwill as of November 1, 2010.   Using a discounted cash flow model, Management concluded that Encorium Oy’s goodwill as of September 30, 2010 and November 1, 2010 was not impaired and no adjustment to the carrying value of goodwill was necessary.

ENCORIUM GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – CONTINUED

Due to impairment triggers occurring in the fourth quarter, the Company conducted an interim impairment test of Progenitor’s goodwill as of December 31, 2010.  Using a discounted cash flow model, Management concluded that the carrying value of Progenitor’s goodwill was not recoverable.  Management then compared the implied value of Progenitor’s goodwill to its carrying value to determine the amount of impairment loss to recognize.  As a result, the Company recorded a non-cash impairment charge of approximately $789 thousand in the fourth quarter of 2010.  Determining the fair value of a reporting unit is a matter of judgment and involves the use of significant estimates and assumptions.  The use of different assumptions could change the results of an impairment test.  An erosion of future business could result in an impairment charge in future periods.

The following table summarizes the changes in the Company’s goodwill for the years ended December 31, 2010 and 2009:

	Progenitor	Encorium Oy	Total

Goodwill at December 31, 2008	$-	$1,366,269	$1,366,269
Translation adjustment	-	22,776	22,776
Goodwill at December 31, 2009	$-	$1,389,045	$1,389,045
Progenitor Acquisition	1,131,722	-	1,131,722
Impairment of goodwill	(788,927)	-	(788,927)
Translation adjustment	-	(104,673)	(104,673)
Goodwill at December 31, 2010	$342,795	$1,284,372	$1,627,167

The Company’s intangible assets are carried at cost and are subject to amortization.  As of December 31, 2010, the Company’s intangible assets consisted solely of customer relationships.  In connection with the interim impairment test of Encorium Oy’s goodwill as of September 30, 2010, the Company also performed an impairment review of Encorium Oy’s intangible assets.     Management compared the carrying value of Encorium Oy’s customer relationships to the undiscounted cash flows resulting from those assets and concluded that the carrying value was not recoverable.  Management then used the discounted future cash flows related to Encorium Oy’s customer relationships to determine the amount of impairment loss.  As a result, the Company recognized a non-cash impairment loss of approximately $2.8 million in the third quarter of 2010.  In addition, the Company reduced the carrying values of Encorium Oy’s intangible assets, and related deferred income tax liability.

In connection with the Company’s interim impairment test of Progenitor’s goodwill as of December 31, 2010, the Company also performed an impairment review of Progenitor’s intangible assets.  Management concluded that Progenitor’s intangible assets were not impaired and no changes to the carrying value necessary.

Gross carrying amounts, accumulated amortization, and net carrying value the periods ended December 31, 2010 and December 31, 2009 for intangible assets are as follows:

	Weighted Average Amortization Period in Years	Gross Carrying Amount	Accumulated Amortization	Impairment Losses	Net Carrying Value
December 31, 2009
Customer relationships	10.1	$7,353,749	$3,845,439	$-	$3,508,310

December 31, 2010
Customer relationships	5.0	$7,857,144	$3,909,036	$2,779,288	$1,168,820

ENCORIUM GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – CONTINUED

Amortization expense for the years ended December 31, 2010 and 2009 was $306 thousand and $279 thousand, respectively.  As of December 31, 2010, estimated amortization of intangibles for the five fiscal years subsequent to December 31, 2010 are as follows:

2011	$253,858
2012	253,858
2013	253,858
2014	253,858
2015	153,388
Total	$1,168,820

18.	COMMON STOCK AND WARRANTS

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

In accordance with ASC 815, an evaluation was performed to determine whether the warrants are readily convertible to cash.  Beginning on March 31, 2010, due to the increase in daily trading volume, the warrants were readily convertible to cash.  As a result, the warrants now meet the definition of a derivative and are recorded at fair value and classified as a liability on the balance sheet. The liability for warrants to purchase common stock are revalued at each balance sheet date and marked to fair value with the corresponding adjustment recognized as "gain or loss on warrants" in the statements of operations.

As of December 31, 2010, the fair value of the liability for warrants to purchase common stock was $17 thousand.  The assumptions used to value the liability at December 31, 2010 were:  weighted average exercise price of $3.20, weighted average life of 4.0 years, volatility 117%, and risk free interest rate of 1.52%.

On April 19, 2010, 54,633 warrants were exercised in a cashless exercise resulting in 20,064 shares being issued to the exercising warrant holder.
Gain on warrants was $107 thousand for the year ended December 31, 2010.

At December 31, 2010, the Company had 54,633 warrants outstanding to purchase its common stock at an exercise price of $3.20 and an expiration date of October 16, 2014.

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

ENCORIUM GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – CONTINUED

In December 2009, the Company issued a Note to Finnvera plc. The current value of the note at December 31, 2010 was $927,640 (see Note 5).  In connection with this Note, the investor in the 2009 Offering and the Company’s Chief Executive Officer (the “Guarantors”) issued personal guarantees as collateral with an aggregate value of $503 thousand.  In consideration for the personal guarantees, the Company issued 97,500 shares of its common stock, par value $0.001 on a pro-rata basis to the Guarantors.  The value of the shares has been recorded as debt issuance costs and will be amortized over the life of the Note.  As of December 31, 2010 the total debt issuance costs, net of accumulated amortization, was $151 thousand.

(Amounts were converted based on an exchange rate at December 31, 2010 of 1.00 EUR ~ 1.3252 USD)

In July 2010, the Company issued 193,800 shares of its common stock to the former shareholders of Progenitor Holding AG in connection with the acquisition of Progenitor.

In October 2010 the Company completed a rights offering of its common stock.  The rights offering entitled each stockholder of record on August 20, 2010 to purchase one share of common stock at $1.75 per share.  Upon completion of the rights offering, the company issued 641,002 shares of its common stock in exchange for $1.1 million.  Additionally, the Company exchanged notes payable of $1.8 million due to Ilari Koskelo, a significant stockholder, for 1,015,000 shares of common stock.

In October 2010, the Company issued 11,945 of 118,696 unregistered shares to Ilari Koskelo who agreed to accept in full satisfaction of a $187 thousand note payable plus $22,851 of accrued interest due to him by the Company.  Included in accrued expenses is $187 thousand for 106,751 unregistered shares that the Company did not transfer to Mr. Koskelo as of December 31, 2010 in connection with the settlement agreement.

19.	RELATED PARTY TRANACTIONS

Included in Other liabilities non-current as of December 31, 2010, is an unsecured related party note payable between Progenitor Holding AG, Switzerland and Progenitor Germany AG in the amount of $133 thousand.  The note is payable on demand and accrues interest at annual rate of 3.5%.  Progenitor Germany AG, is a separate legal entity of Progenitor Research International that was not included as part of the Progenitor acquisition.  The owners of Progenitor Germany AG are also employees of the Company.

In May 2010, Encorium Oy borrowed €200 thousand from Ilari Koskelo, a significant stockholder.  In July 2010, the Encorium Oy borrowed an additional €1.1 million from Mr. Koskelo to finance the cash component of the purchase consideration for the Progenitor acquisition.  In connection with the Company’s rights offering, which was completed on October 15, 2010, the Company exchanged €1.3 million ($1,829,620 based on an exchange rate of 1.00 EUR ~ 1.4074 USD) notes payable to Mr. Koskelo for 1,015,000 shares of the Company’s common stock.

The amount of accrued interest on the €1.3 million notes payable as of October 15, 2010 was €16, 236 ($22,851 based on an exchange rate of 1.00 EUR ~ 1.4074 USD), which Mr. Koskelo agreed to exchange for 13,071 unregistered shares of the Company.  Additionally, on October 15, 2010, the Company borrowed $185 thousand from Mr. Koskelo, who agreed to accept 105,625 unregistered shares of the Company in full satisfaction of the loan.  Included in accrued expenses is $187 thousand for 106,751 shares that the Company did not transfer to Mr. Koskelo as of December 31, 2010.

20.	FAIR VALUE MEASUREMENTS

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

ENCORIUM GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – CONTINUED

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

Recurring Fair Value Measurements: There were no recurring fair value measurements of liabilities at December 31, 2009.  Liabilities measured at fair value on a recurring basis at December 31, 2010 are as follows:

	Quoted Prices in Active Markets for identical Liabilities (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Balance at December 31, 2010
Liability for warrants to purchase common stock	$—	$17,000	$—	$17,000

Non-Recurring Fair Value Measurements:  There were no non-recurring fair value measurements of assets at December 31, 2009.  Assets measured at fair value on a non-recurring basis at December 31, 2010 are as follows:

	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Balance at December 31, 2010	Total Loss for the Period Ended December 31, 2010

Goodwill	$—	$—	$342,796	$342,796	$788,927
Intangible assets	$—	$—	$208,218	$208,218	$2,779,288

In accordance with the provisions of ASC 350, goodwill with a carrying value of $1.1 million was written down to its fair value of $343 thousand, resulting in a non-cash impairment charge of $789 thousand, which was included in the results of operations for the year ended December 31, 2010.  In accordance with the provisions of ASC 360, intangible assets with a carrying amount of $3.0 million were written down to their fair value of $0.2 million, resulting in a non-cash impairment charge of $2.8 million, which was included in the results of operations for the year ended December 31, 2010.

See the Goodwill and Other Intangibles note for a discussion of the valuation techniques and a description of the information used to determine fair value.

ENCORIUM GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – CONTINUED

21.	SUBSEQUENT EVENTS

On January 12, 2011 Svenska Handelsbanken AB notified Encorium Oy, the Company’s wholly-owned subsidiary, that it was terminating its line of credit (the “Handelsbanken Line”) with Encorium Oy. The Handlesbanken Line was entered into on February 9, 2005 between Encorium Oy and Svenska Handelsbanken AB and provided for up to EUR 500,000 of borrowings at a 1.25% interest rate. On February 15, 2011, Encorium Oy repaid $203 thousand under the Handelsbanken Line and on March 15, 2011 repaid the remaining outstanding principal balance of $490 thousand.  The Company replaced the Handelsbanken Line with a line from its significant stockholder, as described below.

(Amounts were converted based on an exchange rate at February 15, 2011 of 1.00 EUR ~ 1.35 USD and an exchange rate at March 15, 2011 of 1.00 EUR ~ 1.40 USD)

On April 1, 2011, Encorium Oy repaid EUR 350,000 of a note payable of EUR 700,000 or $987 thousand from Finnvera Plc. which was raised on December 16, 2009 with a five year biannual repayment plan and carried an interest of 3.35% (Euribor 6 months + 2.35% margin). All repayments up till now have been waived and the outstanding loan amount was EUR 700,000. A new repayment plan was set up for repayment of the remaining loan amount of EUR 350,000 or $494 thousand in biannual installments of EUR 70,000 ($99 thousand) starting December 16, 2011. The note payable now carries an interest margin of 4% on top of Euribor 6 month reference rate.

(Amounts were converted based on an exchange rate at April 1, 2011 of 1.00 EUR ~ 1.41 USD)

Effective February 11, 2011, Encorium Oy entered into a EUR 1,000,000 Line of Credit Promissory Note with Ilari Koskelo, a current stockholder of the Company, to replace the Handelsbanken Line, as described above (the “Ilari Line”).  Encorium Oy borrowed $685 thousand (EUR 500,000) under the Ilari Line to repay the outstanding amounts on the Handelsbanken Line.  Additionally, on April 1, 2011, Encorium Oy borrowed EUR 350,000 under Ilari Line to repay part of the outstanding amount of the loan from Finnvera, and on September 19, 2011, borrowed EUR 100, 000 ($136 thousand at September 19, 2011) under the Ilari Line to cover working capital needs.  The unpaid principal under the Ilari Line accrues and compounds interest monthly at the rate of ten percent (10.0%) per annum.   Any principal amount borrowed under the Ilari Line is payable on demand on the twelve month anniversary of the date such principal amount was received by Encorium Oy or according to a separately agreed payment schedule. The interest on any principal amount borrowed under the Ilari Line is payable quarterly beginning on the sixth month anniversary of the date such principal amount was received by Encorium Oy.  On the occurrence of any Event of Default (as defined in the Ilari Line), and upon five days written notice and cure period, all principal and other amounts owed under Ilari Line shall become immediately due and payable.  In addition, upon a Change of Control (as defined in the Ilari Line) of the Company or Encorium Oy, a change in control fee equal to twenty percent of the then outstanding principal amount will be payable.

(Amounts were converted based on an exchange rate at February 11, 2011 of 1.00 EUR ~ 1.37 USD)

On March 25, 2011, Philip L. Calamia resigned from his position as Interim Chief Financial Officer of the Company to pursue other interests.   The Company is in the process of finding a replacement for the vacant position of Chief Financial Officer.  Until the position is filled, Niklas Tevajärvi, Chief Financial Officer of the Company’s Europe and Asia Operations, has assumed the role of Principle Accounting Officer, effective May 5, 2011.

ENCORIUM GROUP, INC.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

ENCORIUM GROUP, INC.

Dated: October 3, 2011

By:	/s/ Dr. Kai Lindevall, M.D., Ph.D
Dr. Kai Lindevall, M.D., Ph.D. Chief Executive Officer (Principal Executive Officer) and Director

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Dated: October 3, 2011

By:	/s/ Niklas Tevajari
Niklas Tevajari (Principal Accounting Officer)

Dated: October 3, 2011

By:	/s/ Dr. Kai Lindevall, M.D., Ph.D
Dr. Kai Lindevall, M.D., Ph.D. Chief Executive Officer (Principal Executive Officer) and Director

Dated: October 3, 2011

By:	/s/ David Morra
David Morra Director

Dated: October 3, 2011

By:	/s/ Shahab Fatheazam
Shahab Fatheazam Director

ENCORIUM GROUP, INC.

EXHIBIT INDEX

Exhibit	Description

21	Subsidiaries of the Registrant.

23.1	Consent of Asher & Company, Ltd.

31.1	Certification of Chief Executive Officer required by Rule 13a-14(a) or Rule 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer required by Rule 13a-14(a) or Rule 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification pursuant to 18 U.S.C. § 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification pursuant to 18 U.S.C. § 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.